Form 10-Q
period 1997-06-30
PROVIDIAN FINANCIAL CORP
filed 1997-08-14
CIK 1035713

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ______________.


                                     1-12897
                                     -------
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                                94-2933952
-------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

         201 Mission Street, San Francisco, California  94105
         -------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)


                                 (415) 543-0404
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

     As of July 31, 1997, there were 95,377,167 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                  June 30, 1997


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial  Statements (unaudited):
                      Condensed Consolidated Statements of Financial
                          Condition
                      Condensed Consolidated Statements of Income
                      Condensed Consolidated Statements of Changes in
                          Shareholders' Equity
                      Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial
                          Statements

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data) (unaudited)


                                                                              June 30             December 31
                                                                                1997                   1996
                                                                          ------------------     ----------------
ASSETS:
Cash and cash equivalents                                                 $      189,616         $      82,946
Federal funds sold                                                               279,800               172,350
Investment securities at cost (which approximates market value)                  154,613                 7,173
Loans held for sale                                                              148,333               739,706
Loans receivable, less allowance for possible credit losses of $129,743
   in 1997 and $114,540 in 1996                                                2,586,706             2,835,388
Due from securitizations                                                         426,852               252,899
Interest receivable                                                               66,056                56,864
Premises and equipment, less accumulated
   depreciation and amortization                                                  55,103                49,870
Other assets                                                                     145,530               154,546
                                                                          ------------------     ----------------

        Total assets                                                      $    4,052,609         $   4,351,742
                                                                          ==================     ================

LIABILITIES:
Deposits                                                                  $    2,842,822         $   3,390,112
Term federal funds purchased                                                     179,000                51,000
Notes payable to banks                                                           148,000               115,000
Note payable to affiliates                                                          -                   42,500
Long term notes payable                                                             -                   50,000
Accrued expenses and other liabilities                                           208,187               219,986
                                                                          ------------------     -----------------
        Total liabilities                                                      3,378,009             3,868,598

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
 interest debentures of the Company (Capital Securities)                         160,000                  -

SHAREHOLDERS' EQUITY:

Preferred Stock
  1996- 7.25% Cumulative Preferred Stock,
  nonparticipating, nonvoting, par value $1.00 per share--authorized
  63,269 shares, issued and outstanding 63,269 shares                               -                      63
Common Stock
  1997- par value $.01 per share, authorized 400,000,000 shares, issued and outstanding 95,425,320 shares as of June 30, 1997;
  1996- par value $1.00 per share, authorized 5,000 shares,
  issued and outstanding 5,000 shares                                                954                    5
Additional paid-in capital                                                         6,845               63,706
Retained earnings                                                                506,801              419,370
                                                                          ------------------     -----------------
        Total shareholders' equity                                               514,600              483,144
                                                                          ------------------     -----------------
        Total liabilities and shareholders' equity                        $    4,052,609         $  4,351,742
                                                                          ==================     =================

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data) (unaudited)



                                            Three Months Ended                 Six Months Ended
                                                 June 30                            June 30
                                        ---------------------------      ---------------------------
                                           1997            1996             1997            1996
                                        ------------   ------------      ------------   ------------
Interest income:
 Loans                                  $ 132,216      $ 138,423         $ 278,541      $ 271,534
 Investment securities                      7,483          2,893            13,329          5,476
                                        ------------   -------------     ------------   ------------
  Total Interest Income                   139,699        141,316           291,870        277,010

Interest expense:
 Deposits                                  37,955         35,086            81,967         66,102
 Borrowings                                 6,366         14,421            12,452         28,528
                                        ------------   -------------     ------------   ------------
  Total Interest Expense                   44,321         49,507            94,419         94,630

    Net Interest Income                    95,378         91,809           197,451        182,380

Provision for possible credit losses       38,950         23,831            72,752         52,182
                                        ------------   -------------     ------------   ------------

    Net Interest Income After Provision
    for Possible Credit Losses             56,428         67,978           124,699        130,198

Other income:
    Loan servicing income                  90,478         57,188           184,826        126,632
    Credit product fee income              44,242         29,224            82,752         52,851
    Other                                     362          6,369               501          6,523
                                        ------------   -------------     ------------   ------------
                                          135,082         92,781           268,079        186,006
Other expenses:
    Salaries and employee benefits         37,814         34,612            88,438         68,005
    Solicitation                           39,890         26,445            68,013         59,856
    Occupancy, furniture and equipment      9,554          5,994            17,799         11,131
    Data processing and communication      12,053          8,766            23,786         16,543
    Other                                  19,817         22,248            53,879         41,147
                                        ------------    -------------    ------------   ------------
                                          119,128         98,065           251,915        196,682
                                        ------------    -------------    ------------   ------------

            Income Before Income Taxes     72,382         62,694           140,863        119,522

Income tax expense                         26,658         23,810            51,977         45,230
                                        ------------    ------------     ------------   ------------
            Net Income                  $  45,724       $ 38,884         $  88,886      $  74,292
                                        ============    ============     ============   ============
Earnings per share                           N/A           N/A               N/A            N/A
                                        ============    ============     ============   ============

Weighted average common and common
  equivalent shares outstanding              N/A           N/A               N/A            N/A
                                        ============    ============     ============   ============


See notes to condensed consolidated financial statements.



PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity (Dollars in thousands, except share data) (unaudited)




                                        Special          7.25% Cumulative                     Additional                  Total
                                     Preferred Stock     Preferred Stock      Common Stock    Paid - In   Retained     Shareholders'
                                     ----------------   ------------------   ---------------
                                     Shares    Amount    Shares    Amount    Shares   Amount   Capital    Earnings        Equity
                                     ------    ------   -------    -------   ------   ------  ----------  --------     -------------

Balance at December 31, 1995          1,290    $1,290       63     $   63         5   $    5  $  63,706   $284,191     $  349,255
Net Income                                                                                                  74,292         74,292
Cash dividend on preferred stock                                                                            (2,294)        (2,294)
                                      =====    ======    ======    ======    ======   ======  ==========  =========    ===========
Balance at June 30, 1996              1,290    $1,290       63     $   63         5   $    5  $  63,706   $356,189     $  421,253
                                      =====    ======    ======    ======    ======   ======  ==========  =========    ===========

Balance at December 31, 1996            -      $ -          63     $   63         5   $    5  $  63,706   $419,370     $  483,144
Net Income                                                                                                  88,886         88,886
Cash dividend on preferred stock                                                                            (1,006)        (1,006)
Redemption of preferred stock                              (63)      (63)                       (63,207)                  (63,270)
Net issuance of shares pursuant
 to the Distribution Agreement                                               95,248      948       (499)      (449)          -
Reimbursement relating to the
 conversion of stock options                                                                      6,846                     6,846
Issuance of restricted and
 unrestricted stock                                                             173        1      5,115                     5,116
Deferred compensation related to
 grant of restricted and unrestricted
 stock                                                                                           (5,116)                   (5,116)
                                      =====    ======    ======    ======    ======   ======   =========  =========   ============
Balance at June 30, 1997                -      $ -         -       $ -       95,426   $  954   $  6,845   $506,801     $  514,600
                                      =====    ======    ======    ======    ======   ======   =========  =========   ============

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands) (unaudited )



                                                                                                 Six Months Ended
                                                                                                     June 30
                                                                                      -------------------------------------
                                                                                          1997                   1996
                                                                                      -----------------     ---------------
OPERATING ACTIVITIES:
  Net Income                                                                          $      88,886         $       74,292
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible credit losses                                                     72,752                 52,182
    Depreciation and leasehold amortization                                                   7,189                  4,600
    Amortization of net loan acquisition costs                                               19,507                 12,022
    Decrease in deferred income tax benefit                                                  18,353                  2,428
    (Increase) decrease in interest receivable                                               (9,192)                    32
    Change in other operating activities                                                    (90,778)               (50,394)
                                                                                      -----------------     ---------------
              Net Cash Provided by Operating  Activities                                    106,717                 95,162

INVESTING ACTIVITIES:
  Adjustments to reconcile net income to net cash used by investing activities:
    Net increase in money market instruments                                                 (1,050)                  -
    Net issuance and repayment of receivables                                              (624,557)            (1,569,819)
    Net proceeds from sales of receivables                                                1,391,618              1,420,000
    Increase in due from securitizations                                                   (123,515)               (30,371)
    Purchases of investment securities                                                     (366,050)                (4,077)
    Proceeds from sales/maturities of investment securities                                 219,660                     90
    Increase in federal funds sold                                                         (107,450)               (23,600)
    Net purchase of premises and equipment                                                  (12,483)               (11,255)
                                                                                      -----------------     ---------------
              Net Cash Provided (Used) by Investing Activities                              376,173               (219,032)

FINANCING ACTIVITIES:
  Adjustments to reconcile net income to net cash provided by financing activities:
    Net (decrease) increase in deposits                                                    (547,290)               144,861
    Increase in net borrowings under line of credit agreements                               33,000                345,000
    Decrease in note payable to affiliates                                                  (42,500)               (45,000)
    Net decrease in other short-term borrowings                                                -                  (112,880)
    Proceeds from issuance of term federal funds                                            244,000                   -
    Repayment of term federal funds                                                        (116,000)              (270,500)
    (Decrease) increase in long-term borrowing                                              (50,000)                50,000
    Redemption of preferred stock                                                           (63,270)                  -
    Reimbursement relating to conversion of stock options                                     6,846                   -
    Preferred stock dividend paid to shareholder                                             (1,006)                (2,294)
    Proceeds from the issuance of trust capital securities                                  160,000                   -
                                                                                      -----------------     ---------------
              Net Cash Provided (Used) by Financing Activities                             (376,220)               109,187
                                                                                      -----------------     ---------------

              Net Increase (Decrease) in Cash and Cash Equivalents                          106,670                (14,683)

    Cash and Cash Equivalents at beginning of year                                           82,946                104,083
                                                                                      -----------------     ---------------
    Cash and Cash Equivalents at End of Period                                        $     189,616         $       89,400
                                                                                      =================     ===============


See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1997 (unaudited)

Note A - Basis of Presentation

     The condensed consolidated financial statements include the accounts of Providian Financial Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's subsidiaries offer a range of consumer lending products, deposit products and fee-based products and services. The principal operating subsidiaries of the Company are First Deposit National Bank, Providian National Bank and Providian Bank (formerly known as Providian Credit Services, Inc.), all of which are financial institutions principally engaged in consumer lending activities. Providian Financial Corporation also has a subsidiary, Providian Bancorp Services, which provides administrative and customer services to its consumer lending affiliates.

     Providian Bancorp, Inc. changed its name to Providian Financial Corporation effective May 30, 1997.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results for the year ended December 31, 1997. The notes to the financial statements contained in the Company's registration statement on Form 10 (filed with the Securities and Exchange Commission on April 17, 1997) should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1997 presentation.

Note B - Significant Accounting Policies

     Earnings per Common Share: Historical earnings per share have not been presented because prior to June 10, 1997 all of the Company's shares of common stock were held by its former parent, Providian Corporation, and such information would not be meaningful. Pro forma earnings per share for the three and six month periods ended June 30, 1997 and 1996 are listed below and have been computed by dividing net income or pro forma net income for those periods by the weighted average number of common shares outstanding for the applicable period. In determining the pro forma number of common shares outstanding prior to the spinoff from Providian Corporation, the number of shares of Providian Corporation common stock was used, since shareholders of Providian Corporation received one share of Providian Financial Corporation common stock for each share of Providian Corporation common stock held on the record date for the spinoff. In addition, the effects of a February 1997 transaction in which the Company issued mandatorily redeemable capital securities and used the proceeds to repay borrowings under notes payable to affiliates and to redeem preferred stock has been included in the calculation of pro forma earnings per common share.

(Dollar amounts in thousands,                         For the three months ended
 except per share data)                                         June 30
                                                      --------------------------
                                                          1997           1996
                                                      -----------     ----------
Net Income (1)                                        $    45,724
Pro Forma Net Income                                                  $   37,100
Pro Forma weighted average number of shares outstanding    94,991         93,489
Pro forma earnings per share                                $0.48          $0.40

(Dollar amounts in thousands,                         For the six months ended
 except per share data)                                         June 30
                                                      --------------------------
                                                          1997           1996
                                                      -----------     ----------
Net Income (1)                                        $    88,886
Pro Forma Net Income                                                  $   70,722
Pro Forma weighted average number of shares outstanding    94,580         93,689
Pro forma earnings per share                                $0.94          $0.76

(1) Impact of pro forma adjustments not considered material.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes new computation, presentation and disclosure guidance for earnings per share. SFAS No. 128 replaces primary and fully diluted earnings per share, under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share, respectively. The Company will be required to adopt the new SFAS No. 128 standards in the fourth quarter of 1997 and to restate prior periods for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

Note C - Stock Option, Stock Purchase and Stock Ownership Plans

     In June 1997, the Company adopted the Providian Financial Corporation 1997 Stock Option Plan (the "Option Plan") which authorizes grants of incentive and nonqualified stock options to officers, key employees and non-employee Directors. All stock options granted under the Option Plan have an exercise price equal to the market value of the Company's common stock and a maximum term of ten years. In connection with the spinoff from Providian Corporation, the Company converted stock options held by employees and certain Directors into 1,937,524 Providian Financial Corporation stock options ("Rollover Options"). The conversion maintained the converted options' vesting provisions, option periods and ratio of exercise price per option to market value per share. No additional compensation expense was recorded as a result of the stock option conversions. Additionally, in June 1997, the Company issued 3,238,598 nonqualified stock options to employees and 70,000 nonqualified stock options to non-employee Directors.

     The Option Plan permits the issuance of a total of 10,000,000 shares of common stock in addition to the shares issuable as a result of Rollover Options, resulting in a maximum number of 11,937,524 shares of common stock issuable in connection with the exercise of stock options. As of June 30, 1997, the number of common shares available for future grants under the Option Plan was 6,782,144 shares. Activity under the Option Plan during the quarter ended June 30, 1997 was as follows:

                                                                 Number of
                           Number of         Option Price          Shares
                            Shares            per Share          Exercisable
                           ---------         -------------       -----------
Outstanding:
  June 10, 1997
  Rollover Options         1,937,524         $ 11.12-23.33       1,074,182
  Granted                  3,308,598         $ 32.11                  -
  Exercised                   -                   -                   -
  Forfeitures                 90,742         $ 19.64-32.11            -
                           ---------         -------------       -----------
Outstanding at
  June 30, 1997            5,155,380         $ 11.12-32.11       1,074,182
                           =========         =============       ===========

     In June 1997, the Company adopted the Providian Financial Corporation Stock Ownership Plan (the "Stock Ownership Plan") which provides for three forms of awards to key officers, employees and Directors: nonrestricted stock, matching restricted stock and discretionary restricted stock. A maximum of 4,000,000 shares of common stock are permitted to be issued under the Stock Ownership Plan. Restricted stock is subject to forfeiture during the vesting period. Matching restricted stock is granted in conjunction with nonrestricted stock and may be forfeited in the event the nonrestricted stock is not maintained on deposit with the Company's transfer agent. On June 11, 1997, the Company granted to officers 180,000 shares of restricted stock which vest over a period of five years. Also, on June 11, 1997, certain Directors elected to take a total of 9,020 shares of common stock in lieu of cash compensation related to their annual retainers. Also, at that time, a related grant was made to Directors of 3,691 matching restricted shares which vest one-half in three years and fully in six years, if vesting requirements are met. The market value of approximately $5.1 million of restricted stock was recorded as deferred compensation at the time of grant and will be amortized over the vesting period.

Note D - Asset Securitization

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), effective for financial asset sales occurring after December 31, 1996. Under SFAS No. 125, gains are recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Company now recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as "due from securitizations" on its statement of financial condition. As a result of the adoption of SFAS No. 125, loan servicing income increased $16.2 million and $50.4 million during the three and six months, respectively, ended June 30, 1997. This increase in loan servicing income is not expected to be representative of future periods. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will be dependent on the timing, performance and amount of future securitizations. The increase in loan servicing income is non-recurring because, for the first nine months of 1997, the Company will recognize both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that period. In accordance with SFAS No. 125, prior years have not been restated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     Providian Financial Corporation and its subsidiaries (collectively referred to as the "Company") offer a range of consumer loan products, deposit products and fee-based products and services to customers throughout the United States. The Company utilizes primarily direct mail and telemarketing account origination channels and the Company is one of the fifteen largest issuers of unsecured credit cards in the United States with over $7.6 billion of managed unsecured credit card loans outstanding as of June 30, 1997. The Company also offers secured credit card loans and home equity loans. As of June 30, 1997 secured credit card loans and managed home equity loans outstanding were $608 million and $982 million, respectively. The primary factors affecting the profitability of the Company's consumer credit products are the number of customer accounts and outstanding loan balances, net interest margins, credit usage, level of fee income, credit quality, and the level of solicitation, marketing, servicing and other administrative expenses.

Forward-Looking Statements

     Certain statements contained herein include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include information concerning possible or future results of operations of Providian Financial Corporation. Forward-looking statements are not guarantees of future performance. Such forward-looking statements involve certain risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. For additional information concerning such risks, uncertainties, and assumptions, see "Risk Factors" in the registration statement on Form 10 filed by the Company with the Securities and Exchange Commission on April 17, 1997.

Earnings Summary

     Net income for the quarter ended June 30, 1997 was $45.7 million, or $.48 pro forma per share, compared to pro forma net income of $37.1 million, or $.40 pro forma per share, for the quarter ended June 30, 1996. Net income for the six months ended June 30, 1997 was $ 88.9 million, or $.94 pro forma per share, compared to pro forma net income of $70.7 million, or $.76 pro forma per share, for the first six months of 1996. As described in Note B to the Company's condensed consolidated financial statements, the Company's historical earnings per share have not been presented because prior to June 10, 1997 all of the Company's common stock was held by its former parent, Providan Corporation, and such information would not be meaningful.

     The overall growth in earnings for the quarter was primarily attributable to the growth in managed outstandings, higher net interest margins and increases in non-interest fee income. Managed loan outstandings increased from $7.9 billion at June 30, 1996 to $9.2 billion as of June 30, 1997, which reflects the impact of the Company's solicitation and marketing efforts. On-balance sheet loans decreased from $3.3 billion at June 30, 1996 to $2.9 billion as of June 30, 1997 as loan growth was offset by the completion of loan securitizations, net of related amortization, totaling $1.7 billion. Managed loans outstanding increased from $8.9 billion as of December 31, 1996 to $9.2 billion as of June 30, 1997, a moderate increase of 3% that is consistent with the industry and reflects tightening of the Company's credit standards and general economic conditions.

     Return on average total assets for the three months ended June 30, 1997, was 1.71% compared to 1.86% for the same period during 1996. This lower return is primarily a result of a higher proportion of investment security assets maintained for liquidity purposes. Return on average shareholders' equity for the three months ended June 30, 1997 was 37.60% compared to 43.92% pro forma for the same period last year. This lower return on average shareholder's equity resulted from the increase in earnings for the quarter being offset by an even greater increase in average shareholders' equity for the quarter.

Managed Loan Portfolio

     The Company's consumer loan products include unsecured and secured credit cards, unsecured revolving lines of credit, and secured home equity lines of credit. Since 1989, the Company has securitized unsecured credit card and revolving lines of credit and, beginning in 1996, has securitized home equity lines of credit. Securitized assets are not considered assets of the Company and, therefore, are not shown on the statement of financial condition.

     The Company services the accounts underlying the securitized loans and earns a stated monthly servicing fee which generally offsets the servicing costs incurred by the Company. The finance charge and fee revenue generated by the securitized loans, in excess of interest paid to investors, related credit losses, the stated servicing fee and other credit enhancement costs and program expenses, is recognized as loan servicing income as it accrues over the life of the transaction. This component of loan servicing income is referred to as excess servicing income. The effect of this treatment is to reduce net interest income and the provision for credit losses, and to increase other income, on the Company's statement of income. For the three months ended June 30, 1997 and 1996, the net interest income was reduced by $159.6 million and $101.2 mllion, respectively; the provision for credit losses was reduced by $123.3 million and $65.1 million, respectively; and other income was increased by $36.3 million and $36.1 million, respectively. For the six months ended June 30, 1997 and 1996, the net interest income was reduced by $300.5 million and $206.8 million, respectively; the provision for credit losses was reduced by $232.8 million and $114.9 million, respectively; and other income was increased by $67.7 million and $91.9 million, respectively.

     The following summarizes selected data on the Company's managed loan portfolio:


------------------------------------------------------------------------------------------------------------------
                              TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO INFORMATION
------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30                        June 30
                                                      ------------------------------------------------------------
(Dollars in thousands)                                     1997            1996            1997           1996
                                                      -------------   -------------   -------------  -------------

Period-End Balances:
On-balance sheet consumer loans                       $  2,864,782    $  3,293,823    $  2,864,782   $  3,293,823
Securitized consumer loans                               6,379,953       4,571,762       6,379,953      4,571,762
                                                      -------------   -------------   -------------  -------------
    Total managed consumer loan portfolio             $  9,244,735    $  7,865,585    $  9,244,735   $  7,865,585
                                                      =============   =============   =============  =============

Average Balances:
On-balance sheet consumer loans                       $  2,906,059    $  3,613,933    $  3,215,173   $  3,488,951
Securitized consumer loans                               6,296,037       3,921,337       5,962,948      3,736,104
                                                      -------------   -------------   -------------  -------------
    Total average managed consumer loan portfolio     $  9,202,096    $  7,535,270    $  9,178,121   $  7,225,055
                                                      =============   =============   =============  =============


                                                                        Pro Forma                      Pro Forma
                                                                        ---------                      ---------
Operating Data and Ratios: (1)
Reported:
      Average earning assets                          $  3,443,945    $  3,902,248    $  3,708,683   $  3,771,852
      Return on average assets                                4.51%           3.67%           4.21%          3.63%
      Net interest margin (2)                                11.08%           9.08%          10.65%          9.33%
Managed:
      Average earning assets                          $  9,739,982    $  7,823,585    $  9,671,631   $  7,507,956
      Return on average assets                                1.71%           1.86%           1.71%          1.85%
      Net interest margin (2)                                10.47%           9.70%          10.30%         10.19%

(1) 1996 operating results are shown on a pro forma basis.
(2) Net interest margin is equal to net interest income divided by average earning assets.

Net Interest Income

     Net interest income represents the interest earned from the Company's on-balance sheet consumer loans less the related interest expense related to deposits and borrowings. As a result of securitizations of consumer loans, the volume of on-balance sheet loans, deposits and borrowings will vary over time.

     Net interest income for the second quarter of 1997 totaled $95.4 million compared to $91.8 million for the same period of 1996. This increase is primarily attributable to higher net interest margins earned, offset by lower average on-balance sheet consumer loans. The annualized net interest margin on average earning assets during the six months ended June 30, 1997 was 10.65% compared to 9.33% pro forma, for the same period in the prior year. Higher yields on earning assets and lower overall funding costs contributed to the increase in average margins.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of interest income, interest expense, net interest margin and average balance sheet data for the three and six month periods ended June 30, 1997 and 1996, as prepared from historical financial information:

 ---------------------------------------------------------------------------------------------------------------
 TABLE 2 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
----------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended June 30
                                 -------------------------------------------------------------------------------
                                                     1997                                    1996
                                 --------------------------------------   --------------------------------------
(Dollars in Thousands)             Average        Income/       Yield/       Average       Income/      Yield/
                                   Balance        Expense        Rate        Balance       Expense       Rate
                                 -------------  ------------   --------   -------------  ------------  ---------
ASSETS:
Interest-Earning assets
    Consumer loans               $  2,906,059   $   132,216     18.20%    $  3,613,933   $  138,423      15.32%
    Interest-earning cash             108,836         1,482      5.45%         104,591          635       2.43%
    Federal funds sold                294,670         4,106      5.57%          90,492        1,123       4.96%
    Investment securities             134,380         1,895      5.64%          93,224        1,135       4.87%
                                 -------------  ------------   --------   -------------  ------------  ---------
Total interest-earning assets       3,443,945   $   139,699     16.23%       3,902,240   $  141,316      14.49%

Allowance for loan losses            (124,973)                                 (98,400)
Other assets                          738,040                                  234,633
                                 -------------                            -------------
Total assets                     $  4,057,012                             $  4,038,473
                                 =============                            =============

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                     $  2,825,265   $    37,955      5.37%    $  2,540,270   $   35,086       5.52%
    Borrowings                        381,540         6,366      6.67%         880,375       14,421       6.55%
                                 -------------  -------------  --------   -------------  ------------  ---------
Total interest-bearing liabilities  3,206,805   $    44,321      5.53%       3,420,645   $   49,507       5.79%

Other liabilities                     203,803                                  214,596
                                 -------------                            -------------
Total liabilities                   3,410,608                                3,635,241

Capital securities                    160,000                                    -

Equity                                486,404                                  403,232
                                 -------------                            -------------
Total liabilities and equity     $  4,057,012                             $  4,038,473
                                 =============                            =============

NET INTEREST SPREAD:                                            10.70%                                    8.70%
                                                               ========                                =========
Interest income to
    average interest-earning assets                             16.23%                                   14.49%
Interest expense to
    average interest-earning assets                              5.15%                                    5.07%
                                                               --------                                ---------
Net interest margin                                             11.08%                                    9.42%
                                                               ========                                =========




                                                              Six Months Ended June 30
                                 -----------------------------------------------------------------------------------
                                                       1997                                      1996
                                 ----------------------------------------  -----------------------------------------
(Dollars in Thousands)             Average          Income/       Yield/       Average        Income/       Yield/
                                   Balance          Expense        Rate        Balance        Expense        Rate
                                 ------------     ------------   --------    -------------   ------------  ---------
ASSETS:
Interest-Earning assets
    Consumer loans               $  3,215,173     $  278,541      17.33%     $  3,488,951    $ 271,534      15.57%
    Interest-earning cash             104,205          2,771       5.32%          117,057        1,424       2.43%
    Federal funds sold                302,192          8,167       5.41%           71,747        1,803       5.03%
    Investment securities              87,113          2,391       5.49%           94,100        2,249       4.78%
                                 -------------    -----------   --------     -------------   ----------    -------
Total interest earning assets       3,708,683     $  291,870      15.74%        3,771,855    $ 277,010      14.69%

Allowance for loan losses            (121,142)                                    (97,403)
Other assets                          633,102                                     223,468
                                  ------------                               -------------
Total assets                      $ 4,220,643                                $  3,897,920
                                  ============                               =============


LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                      $ 3,040,706        81,967       5.39%      $  2,417,245       66,102       5.47%
    Borrowings                        391,213        12,452       6.37%           858,306       28,528       6.65%
                                  ------------    -----------   --------     -------------   ----------    -------
Total interest-bearing liabilities  3,431,919        94,419       5.50%         3,275,551       94,630       5.78%

Other liabilities                     167,566                                     236,985
                                  ------------                               -------------
Total liabilities                   3,599,485                                   3,512,536

Capital securities                    129,945                                     -

Equity                                491,213                                     385,384
                                  ------------                               -------------
Total liabilities and equity      $ 4,220,643                                $  3,897,920
                                  ============                               =============

NET INTEREST SPREAD:                                             10.24%                                     8.91%
                                                                ========                                   =======

Interest income to
    average interest earning assets                              15.74%                                    14.69%
Interest expense to
    average interest earning assets                               5.09%                                     5.02%
                                                                --------                                   -------
Net interest margin                                              10.65%                                     9.67%
                                                                ========                                   =======

Interest Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The quarter ended June 30, 1997 compared to the prior year quarter reflects increased securitization activity in 1997 which has reduced on-balance sheet loans. This securitization activity has the effect of removing unsecured loans from the balance sheet, leaving a higher proportion of secured credit card loans, which are higher yielding assets, on-balance sheet. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume, rates and yields:


--------------------------------------------------------------------------------------------------------------------------------
                                    TABLE 3 - INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                              Six Months Ended
                                              June 30, 1997 vs. 1996                         June 30, 1997 vs. 1996
                                 -----------------------------------------------------------------------------------------------
                                    Increase           Change due to (1)              Increase            Change due to (1)
(Dollars in thousands)             (Decrease)       Volume             Rate          (Decrease)         Volume          Rate
                                 ---------------   -------------   -------------    ------------     ------------   ------------

Interest Income:
Consumer loans                   $   (6,207)       $  (109,346)    $  103,139       $   7,007        $  (47,459)     $  54,466
Federal funds sold                    2,983              2,829            154           6,364             6,218            146
Other securities                      1,607                586          1,021           1,489              (856)         2,345
                                 -------------     -------------   -------------    ------------     ------------    ------------
    Total interest income            (1,617)          (105,931)       104,314          14,860           (42,097)        56,957

Interest Expense:
Deposits                              2,869              8,478         (5,609)         15,865            18,603         (2,738)
Borrowings                           (8,055)            (9,880)         1,825         (16,076)          (14,915)        (1,161)
                                 -------------     -------------   -------------    ------------     ------------    ------------
    Total interest expense           (5,186)            (1,402)        (3,784)           (211)            3,688         (3,899)
                                 -------------     -------------   -------------    ------------     ------------    ------------
    Net interest income (1)      $    3,569        $  (104,529)    $  108,098       $  15,071        $  (45,785)     $  60,856
                                 =============     =============   =============    ============     ============    ============

(1) The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.


Non-interest Income

     Other income consists primarily of loan servicing income and credit product fee income, and represented approximately 48% of on-balance sheet revenues during the six months ended June 30, 1997 compared to approximately 40% for the six months ended June 30, 1996. This increase results from increased credit product fee revenue and higher average securitized assets as a percentage of average earning assets.

Loan Servicing Income

     Average securitized loans, which exclude principal collections accumulated in principal funding accounts prior to being paid to investors, were $6.3 billion and $3.9 billion in the three months ended June 30, 1997 and 1996, respectively. Loan servicing income increased 58% to $90.5 million for the quarter ended June 30, 1997 compared to $57.2 million for the same period in 1996.

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), effective for financial asset sales occurring after December 31, 1996. Under SFAS No. 125, gains are recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Company now recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as "due from securitizations" on its statement of financial condition. As a result of the adoption of SFAS No. 125, loan servicing income increased $16.2 million and $50.4 million during the three and six months, respectively, ended June 30, 1997. The increase in loan servicing income resulting from the adoption of SFAS No. 125 was largely offset by incremental business development investments and increases in provisions for possible future credit losses. This increase in loan servicing income is not expected to be representative of future periods. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will be dependent on the timing, performance and amount of future securitizations. The increase in loan servicing income is non-recurring because, for the first nine months of 1997, the Company will recognize both excess servicing income generated by securitized balances existing at December 31, 1996, and gains on additional loan sales made during that period. In accordance with SFAS No. 125, prior years have not been restated.

Credit Product Fee Income

     Credit product fee income totaled $44.2 million for the quarter ended June 30, 1997 compared to $29.2 million for the prior year quarter. This increase of 51% resulted from increased membership fees on secured credit cards, increased late and overlimit fees received from unsecured and secured loan customers and increased income from fee-based products.

Non-interest Expense

     Non-interest expense for the three months ended June 30, 1997 was $119.1 million, an increase of 21% over $98.1 million for the same period in the prior year. Salaries and benefits increased $3.2 million, or 9%, to $37.8 million for the three months ended June 30, 1997, compared to $34.6 million for the same period in the prior year. This increase reflects the hiring of additional employees to support increased customer volume and the development of additional marketing channels by the Company. Solicitation costs include direct mail, postage, telemarketing and package materials for both new and existing customers and totaled $39.9 million for the quarter ended June 30, 1997, a 51% increase over the prior year quarter total of $26.4 million. This increase in solicitation costs resulted from continued investment in business development including telemarketing capabilities and other initiatives designed to improve customer activation and retention.

Income Taxes

     The Company's income tax expense was $26.7 million for the three months ended June 30, 1997 compared to $23.8 million for the three months ended June 30, 1996. The overall effective income tax rate declined due to a net reduction in the state tax rate for the quarter. The net reduction in the state tax expense was a result of a decrease in the state tax rate during April and May and an increase in June associated with the spinoff from Providian Corporation. As a result of the spinoff, the Company anticipates higher combined state and federal tax rates in future periods.

Asset Quality

     Delinquencies and net credit losses experienced on the Company's consumer loan portfolio reflect, among other factors, the creditworthiness of the borrowers, the average age of accounts (generally referred to as "seasoning"), the success of the Company's collection efforts and general economic conditions.

Delinquencies

     An account is contractually delinquent if the minimum payment is not received by the next billing date. Interest and fee income continue to accrue on an account after the account becomes delinquent (unless the customer is in bankruptcy or is deceased) until the loan is either repaid or recognized as a credit loss. The following table presents delinquency information as of June 30, 1997 and 1996:


-----------------------------------------------------------------------------------------------------
                            TABLE 4 - DELINQUENCIES
-----------------------------------------------------------------------------------------------------

                                                              June 30
                                ---------------------------------------------------------------------
                                              1997                                  1996
                                --------------------------------    ---------------------------------
                                                       % of                                % of
(Dollars in thousands)                 Loans        Total Loans            Loans        Total Loans
                                ---------------     ------------    ----------------   --------------

Reported: (1)
Loans outstanding               $   2,864,782         100.00%       $   3,293,823         100.00%
Loans delinquent:
    30 - 60 days                       53,282           1.86               47,225           1.43
    61 - 90 days                       30,320           1.06               23,315           0.71
    91 or more days                    61,124           2.13               41,569           1.26
                                ---------------     ------------    ----------------   --------------
    Total                       $     144,726           5.05%       $     112,109           3.40%
                                ===============     ============    ================   ==============

Managed:
Loans outstanding               $   9,244,735         100.00%       $   7,865,585         100.00%
Loans delinquent:
    30 - 60 days                      153,938           1.67              118,692           1.51
    61 - 90 days                       86,473           0.94               61,616           0.78
    91 or more days                   163,606           1.77              100,470           1.28
                                ---------------     ------------    ----------------   --------------
    Total                       $     404,017           4.37%       $     280,778           3.57%
                                ===============     ============    ================   ==============

(1) Includes consumer loans held for securitization.


     The managed loan delinquency rate as of June 30, 1997 was 4.37% compared to 4.52% as of March 31, 1997 and 3.57% as of June 30, 1996. The decrease in the managed delinquency rate over the prior quarter reflects recent improvement in delinquent unsecured loans, which was partially offset by increased rates of delinquency on secured credit card outstandings. The delinquency rate for on-balance sheet loans was 5.05% as of June 30, 1997 compared to 4.86% at March 31, 1997 and 3.40% at June 30, 1996. This increase in the on-balance sheet delinquency rate reflects the Company's secured credit card outstandings which are increasing as a percentage of total on-balance sheet loans and experience a higher delinquency rate than the Company's unsecured loans. Secured credit card outstandings are collateralized in whole or in part by customer savings accounts, which mitigates the increased risk associated with higher delinquencies for this product.

Net Credit Losses

     Net credit losses for consumer loans consist of the principal amount of charge-offs resulting when customers who are unwilling or unable to pay their existing loan balances, including bankrupt and deceased customers, less current period recoveries on previously charged-off accounts. Net credit losses exclude accrued finance charge and fee income which is charged against the related income at the time of credit loss recognition. Losses from cardholder accounts related to fraudulent activity are included in non-interest expenses.

     The following table presents the Company's net credit losses for consumer loans for the three and six month periods ended June 30, 1997 and 1996:


-------------------------------------------------------------------------------------------------------------------------
                           TABLE 5 - NET CREDIT LOSSES
-------------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended                         Six Months Ended
                                                            June 30                                  June 30
                                         --------------------------------------------------------------------------------
(Dollars in thousands)                          1997                  1996                 1997                1996
                                         -----------------     -----------------    -----------------    ----------------

Reported: (1)
Average loans outstanding                $    2,906,059        $    3,613,934       $    3,215,173       $    3,488,951
Net charge-offs                                  28,465                30,173               57,549               50,141
Net charge-offs as a percentage
of average loans outstanding                       3.92%                 3.34%                3.58%                2.87%

Managed:
Average loans outstanding                $    9,202,096        $     7,535,270      $    9,178,121       $    7,225,055
Net charge-offs                                 151,711                 90,922             290,307              168,000
Net charge-offs as a percentage
of average loans outstanding                       6.59%                  4.83%               6.33%                4.65%

(1) Includes consumer loans held for securitization.


     Managed net credit loss rates for the three months ended June 30, 1997 were 6.59% compared to 6.06% for the quarter ended March 31, 1997 and 4.83% for the quarter ended June 30, 1996. Credit loss rates for the quarter ended June 30, 1997 compared to quarter ended June 30, 1996 are consistent with general economic trends and industrywide consumer credit performance including rising bankruptcy rates.

Allowance and Provision for Possible Credit Losses

     The allowance for possible credit losses is maintained for on-balance sheet loans. The Company maintains the allowance at a level believed to be adequate to absorb future credit losses, net of recoveries, arising from the existing loans outstanding. In evaluating the adequacy of the allowance, the Company considers several factors including general economic conditions, asset quality, seasoning, security and historical trends in credit losses and delinquencies. The Company's policy is to recognize principal credit losses on unsecured loans and secured credit card loans which become 180 days delinquent, except that bankruptcy accounts are charged-off upon determination of post-bankruptcy collectability (generally upon appropriate verification) and accounts for deceased accountholders are charged-off upon determination of collectability (generally upon verification of no estate). Home equity loans are reviewed for collectibility upon becoming 60 days delinquent and credit losses recognized for the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying security.

     The following table sets forth the activity in the allowance for possible credit losses for the three and six months ended June 30, 1997 and 1996:


------------------------------------------------------------------------------------------------------------------
                 TABLE 6 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended                     Six Months Ended
                                                        June 30                                June 30
                                          ------------------------------------------------------------------------
(Dollars in thousands)                          1997                 1996               1997              1996
                                          ----------------    -----------------   ----------------  --------------

Balance at beginning of period            $      119,258      $     101,812       $    114,540      $     93,429
Provision for loan losses                         38,950             23,831             72,752            52,182
Charge-offs                                      (32,140)           (33,208)           (62,733)          (56,034)
Recoveries                                         3,675              3,035              5,184             5,893
                                          ----------------    -----------------   ----------------  --------------
Net charge-offs                                  (28,465)           (30,173)           (57,549)          (50,141)
                                          ----------------    -----------------   ----------------  --------------
Balance at end of period                  $      129,743      $      95,470       $    129,743      $     95,470
                                          ================    =================   ================  ==============

Allowance for loan losses to loans
at period-end (1)                                   4.78%              3.65%              4.78%             3.65%

(1) Excludes consumer loans held for securitization.


Funding and Liquidity

     The Company maintains diversified funding sources including direct and broker retail deposits, institutional deposits, term Federal funds, public and private asset securitizations and a committed revolving credit facility. Funding is further diversified by product types, industry and geographical location. The Company offers maturity terms on its funding products ranging from one week to seven years. Maturity distributions are dependent on several factors, including expected asset duration, investor demand, shape of the yield curve and anticipated issuance in the securitization and capital markets.

     Deposits decreased from $3.4 billion as of December 31, 1996 to $2.8 billion as of June 30, 1997. This decrease is the result of increased asset securitization during the period and increases in Federal funds purchased and borrowings under the Company's revolving credit facility. The following table summarizes the contractual maturity of large denomination certificates of deposit as of June 30, 1997:

--------------------------------------------------------------------------------
       TABLE 7 - MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
--------------------------------------------------------------------------------

                                                       June 30
                                         ---------------------------------------
(Dollars in thousands)                          1997                 1996
                                         ------------------   ------------------

Less than three months                   $      238,155       $      426,810
Three to six months                             224,377              169,578
Six to twelve months                            262,367              185,436
More than twelve months                         543,738              315,578
                                         ------------------   ------------------
     Total                               $    1,268,637       $     1,097,402
                                         ==================   ==================

     Interest expense on borrowings for the quarter ended June 30, 1997 was $6.4 million compared to $14.4 million in the quarter ended June 30, 1996. This decrease was the result of lower average funding from Federal funds purchased and notes payable to banks.

     The Company maintains a $1.2 billion committed revolving credit facility from a syndicate of domestic and international banks which is scheduled to expire in May 1999. Borrowings under this credit facility are available to four of the Company's subsidiaries, First Deposit National Bank, Providian National Bank, Providian Bank and Providian Credit Corporation ( the "Borrowers"), and the credit facility is guaranteed by Providian Financial Corporation. As of June 30, 1997 borrowings under the credit facility totaled $148 million. Among other covenants, the credit facility contains certain financial covenants applicable to the Company, including consolidated asset return and capital requirements and a loan delinquency test. In addition, certain financial ratios are required to be maintained by the Borrowers. The unused commitment is available to the Borrowers as funding needs may arise.

     During the quarter ended June 30, 1997, the Company entered into a $100 million, 364-day credit facility under which short-term borrowings are available to Providian Financial Corporation for general corporate purposes. This facility contains financial covenants generally similar to those contained in the Company's revolving credit facility described in the preceding paragraph.

     The securitization of consumer loans is a significant source of the Company's funding. Commercial paper-based conduit facilities are used to securitize unsecured credit card and home equity line of credit receivables. As of June 30, 1997, the Company had securitized $1,530 million of loans through such conduit facilities. Term securitizations through the Company's master trust totaled $4,950 million as of June 30, 1997. Included in this total is a $700 million, 47 month securitization the Company completed during the three months ended June 30, 1997. Amortization of previously securitized loans totaled $717.5 million during the three months ended June 30, 1997 and amortization of securitized loans is expected to continue through 2004. As securitized loans are paid or reduced by the amount of credit losses during the amortization period of a securitization, the Company's funding requirements will correspondingly increase. Term securitizations typically have principal accumulation periods during which principal payments are aggregated for repayment to investors. As payments on the loans accumulate and new loans are not securitized, the new loans are funded by the Company through alternate sources.

     In February 1997, Providian Capital I, a subsidiary trust of the Company, issued $160 million aggregate amount of mandatorily redeemable capital securities bearing interest at 9.525% which mature in February 2027. The proceeds of the offering were used by the Company to redeem preferred stock of $63.2 million and to repay notes payable to affiliates of $42.5 million; the remainder was available for general corporate purposes.

     The Company's goal for liquidity management is to ensure that funding will be available to support Company operations in varying business environments. In addition to the committed revolving credit facility, the Company maintains a portfolio of high-quality securities such as U.S. government obligations, commercial paper, interest bearing deposits with other banks, Federal funds sold and other cash equivalents in order to provide additional liquidity. Investment securities have increased from $7.2 million as of December 31, 1996 to $154.6 million as of June 30, 1997. Federal funds sold increased from $172.3 million to $279.8 million over the same time period.

Capital Adequacy

     Each of the Company's banking subsidiaries, First Deposit National Bank, Providian National Bank and Providian Bank, is subject to risk-based capital adequacy guidelines as defined by its primary federal regulator. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the consolidated financial statements of the Company. Under the guidelines, capital is defined as either Tier 1 (core), which consists principally of shareholders' equity less goodwill, or Tier 2 (supplementary), which also includes a portion of the allowance for possible credit losses. Based on those definitions of capital, the regulations further define three capital adequacy ratios which are used to measure whether a financial institution achieves "well capitalized" or "adequately capitalized" status. A bank is considered "adequately capitalized" if the Total Risk-Based, Tier 1 and Leverage capital ratios are at least 8%, 4% and 4%, respectively. In order to be considered "well capitalized" a bank must maintain Total Risk-Based, Tier 1, and Leverage capital ratios of 10%, 6% and 5%, respectively. As of June 30, 1997, the Company's banking subsidiaries maintained "well capitalized" status in all risk-based capital ratio categories as set forth below:





                                        First Deposit     Providian
                                           National        National    Providian
          Capital Ratio                      Bank            Bank        Bank
---------------------------------------  -------------    ---------    ---------
Total Risk-Based (Tier 1 + Tier 2/
  Total risk-based assets)                  11.23%          14.62%      24.23%
Tier 1 (Tier 1/Total risk-based assets)      9.97%          13.35%      22.94%
Leverage (Tier 1/Average total assets
  less intangibles)                         14.37%          21.69%      25.21%

     On August 7, 1997, the Board of Directors of the Company approved a third quarter dividend of $.05 per share payable on September 15, 1997 to shareholders of record on September 1, 1997, totaling $4.8 million for all outstanding shares. The payment of common stock dividends by the Company may in the future be limited by certain factors including regulatory capital requirements and financial covenants relating to the maintenance of capital under the Company's revolving credit facility. In addition, if the Company defers interest payments on the junior subordinated debentures supporting dividend payments to holders of Providian Capital I's manditorily redeemable capital securities, dividends on the Company's common stock may not be declared.

     The primary source of funds for payment of shareholder dividends by the Company is dividends from the Company's banking subsidiaries. The amount of dividends a bank may declare in any year is subject to certain regulatory restrictions. Dividends are generally limited to current year net profits, as defined by regulatory agencies, combined with retained net income for the preceding two years, provided that following the declaration of such dividends, the bank remains well capitalized. As of June 30, 1997, the amount available to be paid as dividends to the Company by its banking subsidiaries totaled $100.6 million.

Off-Balance Sheet Risk

     The Company is subject to off-balance sheet risk in the normal course of business, including risks associated with commitments to extend credit, excess servicing income from securitizations and interest rate swap and cap agreements ("swaps" and "caps"). The Company actively manages interest rate risk, seeking to maintain a relatively interest rate neutral position, by generally matching repricing characteristics of assets and liabilities. In doing so, the Company has selectively entered into swaps and caps which involve elements of credit and/or interest rate risk in excess of the amount recognized on the statement of financial condition. All swap and cap transactions are over-the-counter transactions executed with highly rated United States and international banks under standard form Master Agreements of the International Swaps and Derivatives Association, Inc. ("ISDA"), and hedge identified interest rate risks for both accounting and tax purposes.

     The following tables present a summary of swap activity as well as notional value of caps for the three and six months ended June 30, 1997 and 1996 and their respective maturities as of June 30, 1997:

---------------------------------------------------------------------------------------------------------------------
                          TABLE 8 - SUMMARY OF INTEREST RATE SWAPS
---------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended                      Six Months Ended
                                                         June 30                               June 30
                                       ------------------------------------------------------------------------------
(Dollars in thousands)                        1997                 1996                1997                1996
                                       -----------------    -----------------   -----------------  ------------------
                                                                      Notional Amount
Pay Fixed/Receive Variable:
      Beginning                        $     120,000        $     327,000       $     120,000      $     550,000
           Additions                            -                  21,000                -                43,500
           Maturities                           -                 160,250                -               405,750
                                       -----------------    -----------------   -----------------  ------------------
      Ending                           $     120,000        $     187,750       $     120,000      $     187,750
                                       =================    =================   =================  ==================

Receive Fixed/Pay Variable:
      Beginning                        $     970,500        $     456,823       $     970,500      $     654,556
           Additions                          30,000              520,000              63,333            570,000
           Maturities                        165,000                2,872             198,333            250,605
                                       -----------------    -----------------   -----------------  ------------------
      Ending                           $     835,500        $     973,951       $     835,500      $     973,951
                                       =================    =================   =================  ==================

Receive Variable/Pay Variable:
      Beginning                        $        -           $     200,000       $     200,000      $     200,000
           Additions                            -                    -                   -                  -
           Maturities                           -                    -                200,000               -
                                       -----------------    -----------------   -----------------  ------------------
      Ending                           $        -           $     200,000       $        -         $     200,000
                                       =================    =================   =================  ==================

Total Notional Amount
      Beginning                        $   1,090,500        $     983,823       $   1,290,500      $   1,404,556
           Additions                          30,000              541,000              63,333            613,500
           Maturities                        165,000              163,122             398,333            656,355
                                       -----------------    -----------------   -----------------  ------------------
      Ending                           $     955,500        $   1,361,701       $     955,500      $   1,361,701
                                       =================    =================   =================  ==================


---------------------------------------------------------------------------------------------------------------
           TABLE 9 - MATURITY OF INTEREST RATE SWAPS AND CAPS
---------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                 Balance at                        Balances maturing in:
                                                       --------------------------------------------------------
                                      June 30, 1997        1997          1998          1999        Thereafter
                                      --------------   ------------  ------------  ------------  --------------
Pay Fixed/Receive Variable:
   Notional Value                     $   120,000      $     -       $   120,000   $     -         $    -
   Weighted Average Pay Rate                 6.24%           -    %         6.24%        -   %          -   %
   Weighted Average Receive Rate (1)         5.81%           -    %         5.81%        -   %          -   %

Receive Fixed/Pay Variable:
   Notional Value                     $   835,500      $   166,667   $   533,333   $   85,500    $    50,000
   Weighted Average Pay Rate (1)             5.74%            5.69%         5.74%        5.82%          5.77%
   Weighted Average Receive Rate             6.35%            6.18%         6.14%        7.73%          6.84%

Receive Variable/Pay Variable:
   Notional Value                     $     -          $     -       $       -     $      -      $      -
   Weighted Average Pay Rate                -    %           -    %          -  %         -  %          -   %
   Weighted Average Receive Rate            -    %           -    %          -  %         -  %          -   %

Total Notional Value                  $   955,500      $   166,667   $   653,333   $   85,500    $    50,000
   Weighted Average Pay Rate (1)             5.80%            5.69%         5.85%        5.82%          5.77%
   Weighted Average Receive Rate (1)         6.28%            6.18%         6.07%        7.73%          6.84%

(1) Variable rates are held constant for future periods at their effective rates as of their most recent reset prior to June 30, 1997.

--------------------------------------------------------------------------------------------------------------
Caps:
   Notional Value                     $ 1,347,200      $    84,000   $   457,700   $  800,000    $     5,500
   Weighted Average Strike Rate             11.08%            9.00%         9.90%       12.00%          6.75%


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 30, 1997, the Company's then sole shareholder, Providian Corporation, in a written consent of shareholder, approved changes to the Company's Certificate of Incorporation, including the change of the Company's name to Providian Financial Corporation.

Item 5.  Other Information.

     On May 30, 1997, the name of the Company was changed from Providian Bancorp, Inc. to Providian Financial Corporation.

     On June 10, 1997, Providian Corporation (the "Former Parent"), then the sole shareholder of the Company, distributed to the shareholders of record of the common stock of the Former Parent as of such date, on a one-for-one basis, all of the outstanding shares of Common Stock, $.01 par value, of the Company, pursuant to the Distribution Agreement dated as of December 28, 1997 between the Former Parent and the Company, together with one related preferred share purchase right for each share of Common Stock. No consideration was paid by the shareholders of the Former Parent for the receipt of the shares of Common Stock of the Company and preferred share purchase rights in the spinoff.

     The spinoff is more fully described in an Information Statement made part of the Registration Statement on Form 10 (No. 1-12897) under the Securities Exchange Act of 1934, as amended, as previously filed with the Commission on April 17, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits Required by Item 601 of Regulation S-K.

     Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Company.

     Exhibit 3.2   Amended Bylaws of the Company.

     Exhibit 4.1 Certificate of Designation of Series A Junior Participating Preferred Stock dated June 1, 1997.

     Exhibit 10.1 Rights Agreement dated as of June 1, 1997 between the Company and First Chicago Trust Company of New York.

     Exhibit 10.2 1997 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-28767) filed on June 9, 1997).

     Exhibit 10.3 Stock Ownership Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-28767) filed on June 9, 1997).

     Exhibit 27.1  Financial Data Schedule.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on June 25, 1997 containing pro forma condensed financial information of the Company and its subsidiaries, giving effect to the spinoff and the issuance of capital securities by a subsidiary trust of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROVIDIAN FINANCIAL CORPORATION
                                           -------------------------------
                                                    (Registrant)


Date: August 14 , 1997                     By  / s / David J. Petrini
                                               -----------------------
                                               David J. Petrini
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Signatory)


Date: August 14 , 1997                     By  / s / Daniel Sanford
                                               -----------------------
                                               Daniel Sanford
                                               Vice President and Controller
                                               (Chief Accounting Officer and
                                               Duly Authorized Signatory)

                                 EXHIBIT INDEX

Exhibit No.


Exhibit 3.1    Amended and Restated Certificate of Incorporation of the Company

Exhibit 3.2    Amended and Restated By-Laws of the Company

Exhibit 4.1 Certificate of Designations of Series A Junior Participating Preferred Stock dated June 1, 1997

Exhibit 10.1 Rights Agreement dated as of June 1, 1997 between the Company and First Chicago Trust Company of New York

Exhibit 10.2 1997 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-28767) filed on June 9, 1997).

Exhibit 10.3 Stock Ownership Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-28767) filed on June 9, 1997).

Exhibit 27.1   Financial Data Schedule