Form 10-Q
period 1997-09-30
PROVIDIAN FINANCIAL CORP
filed 1997-11-14
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________.


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

     As of October 31, 1997, there were 95,138,020 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                               September 30, 1997


PART I.   FINANCIAL INFORMATION                                             Page

          Item 1.   Financial  Statements (unaudited):
                      Condensed Consolidated Statements of Financial
                       Condition..........................................     3
                      Condensed Consolidated Statements of Income.........     4
                      Condensed Consolidated Statements of Changes in
                       Shareholders' Equity...............................     5
                      Condensed Consolidated Statements of Cash Flows.....     6
                      Notes to Condensed Consolidated Financial
                       Statements.........................................     7

          Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    10

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................................    25

          Item 5.   Other Information.....................................    25

          Item 6.   Exhibits and Reports on Form 8-K......................    25

Signatures................................................................    26

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.



PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data) (unaudited)

                                                                                  September 30             December 31
                                                                                       1997                    1996
                                                                                -----------------        -----------------
ASSETS:
Cash and cash equivalents                                                       $    128,415             $     82,946
Federal funds sold                                                                   275,760                  172,350
Investment securities at cost (which approximates market value)                      171,303                    7,173
Loans held for sale                                                                   95,425                  739,706
Loans receivable, less allowance for possible credit losses of $143,089
  in 1997 and $114,540 in 1996                                                     2,859,913                2,835,388
Due from securitizations                                                             375,451                  252,899
Interest receivable                                                                   72,176                   56,864
Premises and equipment, less accumulated depreciation and amortization                58,150                   49,870
Other assets                                                                         161,772                  154,546
                                                                                -----------------        -----------------
     Total assets                                                               $  4,198,365             $  4,351,742
                                                                                =================        =================

LIABILITIES:
Deposits                                                                        $  3,078,849             $  3,390,112
Term federal funds purchased                                                          68,000                   51,000
Notes payable to banks                                                               109,000                  115,000
Note payable to affiliates                                                              -                      42,500
Long term notes payable                                                                 -                      50,000
Accrued expenses and other liabilities                                               236,353                  219,986
                                                                                -----------------        -----------------
     Total liabilities                                                             3,492,202                3,868,598

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
  of the Company (Capital Securities)                                                160,000                     -

SHAREHOLDERS' EQUITY:

Preferred Stock
  1996- 7.25% Cumulative Preferred Stock, nonparticipating, nonvoting, par value $1.00 per share--authorized 63,269 shares, issued and
  outstanding 63,269 shares                                                             -                          63
Common Stock,
  1997-par value $.01 per share, authorized 400,000,000 shares, issued and outstanding 95,231,251 shares as of September 30, 1997; 1996-par value $1.00 per share, authorized 5,000 shares, issued and outstanding
  5,000 shares                                                                           954                        5
Additional paid-in capital                                                             1,798                   63,706
Retained earnings                                                                    550,603                  419,370
Common stock held in treasury - at cost:
  1997 - 194,069 shares                                                               (7,192)                    -
                                                                                -----------------        -----------------
     Total shareholders' equity                                                      546,163                  483,144
                                                                                -----------------        -----------------
     Total liabilities and shareholders' equity                                 $  4,198,365             $  4,351,742
                                                                                =================        =================

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data) (unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30                           September 30
                                                 -----------------------------------    ----------------------------------
(Dollars in thousands)                                1997                1996               1997               1996
                                                 ---------------     ---------------    ---------------    ---------------

Interest income:
  Loans                                          $   135,799         $   145,852        $   414,340        $   417,386
  Investment securities                                6,888               2,023             20,209              7,499
                                                 ---------------     ---------------    ---------------    ---------------
  Total Interest Income                              142,679             147,875            434,549            424,885

Interest expense:
  Deposits                                            40,499              31,525            122,466             97,627
  Borrowings                                           3,749              14,297             16,201             42,825
                                                 ---------------     ---------------    ---------------    ---------------
  Total Interest Expense                              44,248              45,822            138,667            140,452

          Net Interest Income                         98,431             102,053            295,882            284,433

Provision for possible credit losses                  43,071              37,510            115,823             89,692
                                                 ---------------     ---------------    ---------------    ---------------

          Net Interest Income After Provision
          for Possible Credit Losses                  55,360              64,543            180,059            194,741

Other income:
  Loan servicing income                              111,320              77,436            296,146            204,068
  Credit product fee income                           67,881              33,612            150,633             86,463
  Other                                                  201                 536                702              7,059
                                                 ---------------     ---------------    ---------------   ----------------
                                                     179,402             111,584            447,481            297,590
Other expenses:
  Salaries and employee benefits                      54,003              39,513            142,441            107,518
  Solicitation                                        39,717              26,986            107,730             86,842
  Occupancy, furniture and equipment                   9,764               7,767             27,563             18,898
  Data processing and communication                   13,449               9,749             37,235             26,292
  Other                                               38,868              27,842             92,747             68,989
                                                 ---------------     ---------------    ---------------   ----------------
                                                     155,801             111,857            407,716            308,539
                                                 ---------------     ---------------    ---------------   ----------------

          Income Before Income Taxes                  78,961              64,270            219,824            183,792

Income tax expense                                    30,397              24,353             82,374             69,583
                                                 ---------------     ---------------    ---------------   ----------------
          Net Income                             $    48,564         $    39,917        $   137,450        $   114,209
                                                 ===============     ===============    ===============   ================

Earnings per share                                      0.51               N/A                N/A                N/A
                                                 ===============     ===============    ===============   ================

Dividends paid per share                                0.05               N/A                N/A                N/A
                                                 ===============     ===============    ===============   ================

Weighted average common and common
  equivalent shares outstanding                   95,291,014               N/A                N/A                N/A
                                                 ===============     ===============    ===============   ================

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands) (unaudited )


                                       Special       7.25% Cumulative
                                    Preferred Stock  Preferred Stock   Common Stock
                                    ---------------- ---------------- -------------- Additional              Common       Total
                                    Shares           Shares           Shares          Paid-In   Retained   Stock Held  Shareholders'
                                    (000)    Amount  (000)    Amount  (000)   Amount  Capital   Earnings   in Treasury    Equity
                                    ------- -------- -------- ------- ------- ------ ---------- ---------- ----------- -------------
Balance at December 31, 1995         1,290  $ 1,290      63   $   63       5  $   5  $ 63,706   $ 284,191  $   -       $ 349,255
Net Income                                                                                        114,209                114,209
Cash dividend:
  Common - $4 per share                                                                           (20,000)               (20,000)
  Preferred                                                                                        (2,294)                (2,294)
Redemption of  preferred stock      (1,290)  (1,290)                                                                      (1,290)
                                    ------- -------- -------- ------- ------- ------ ---------- ---------- ----------- -------------
Balance at September 30, 1996          -    $   -        63   $   63       5  $   5  $ 63,706   $ 376,106  $   -       $ 439,880
                                    ======= ======== ======== ======= ======= ====== ========== ========== =========== =============

Balance at December 31, 1996           -        -        63   $   63       5  $   5  $ 63,706   $ 419,370  $   -       $ 483,144
Net Income                                                                                        137,450                137,450
Cash dividend:
  Common - $.05 per share                                                                          (4,762)                (4,762)
  Preferred                                                                                        (1,006)                (1,006)
Redemption of  preferred stock                          (63)     (63)                 (63,207)                           (63,270)
Net issuance of shares pursuant
  to the Distribution Agreement                                       95,248    948      (499)       (449)                  -
Purchase of 400,000 common
  shares for treasury                                                                                        (14,616)    (14,616)
Exercise of stock options                                                              (1,352)                 3,168       1,816
Reimbursement relating to the
  conversion of stock options                                                           6,846                              6,846
Issuance of restricted and
  unrestricted stock less
  forfeited shares                                                       173     1      5,443                  4,256       9,700
Deferred compensation related to
  grant of restricted and
  unrestricted stock                                                                   (9,701)                            (9,701)
Amortization of deferred compensation                                                     562                                562
                                    ------- -------- -------- ------- ------- ------ ---------- ---------- ----------- -------------
Balance at September 30, 1997          -    $   -       -     $ -     95,426  $ 954  $  1,798   $ 550,603  $  (7,192)  $ 546,163
                                    ======= ======== ======== ======= ======= ====== ========== ========== =========== =============
See notes to condensed consolidated financial statements.



PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands) (unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                ---------------------------------------------
                                                                                      1997                     1996
                                                                                --------------------     --------------------
OPERATING ACTIVITIES:
  Net Income                                                                    $    137,450             $    114,209
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible credit losses                                             115,823                   89,692
    Depreciation and leasehold amortization                                           10,969                    7,366
    Amortization of net loan acquisition costs                                        28,592                   12,184
    Decrease in deferred income tax benefit                                           10,920                    1,400
    Increase in interest receivable                                                  (15,312)                  (5,087)
    Change in other operating activities                                             (84,864)                  13,229
                                                                                --------------------     --------------------
          Net Cash Provided by Operating  Activities                                 203,578                  232,993

INVESTING ACTIVITIES:
  Adjustments to reconcile net income to net cash used by investing activities:
    Net issuance and repayment of receivables                                     (1,052,994)              (2,326,136)
    Net proceeds from sales of receivables                                         1,556,590                1,950,894
    Increase in due from securitizations                                             (66,309)                 (75,712)
    Purchases of investment securities                                              (471,549)                  (2,382)
    Proceeds from sales/maturities of  investment securities                         307,419                       90
    Increase in federal funds sold                                                  (103,410)                  (6,900)
    Net purchase of premises and equipment                                           (19,340)                 (19,973)
                                                                                --------------------     --------------------
          Net Cash Provided (Used) by Investing Activities                           150,407                 (480,119)

FINANCING ACTIVITIES:
  Adjustments to reconcile net income to net cash provided by financing activities:
    Net (decrease)  increase in deposits                                            (311,262)                 462,151
    (Decrease) increase in net borrowings under line of credit agreements             (6,000)                 326,000
    Decrease in note payable to affiliates                                           (42,500)                 (53,300)
    Decrease in short-term borrowing                                                    -                    (129,880)
    Proceeds from issuance of term federal funds                                     304,000                  257,000
    Repayment of term federal funds                                                 (287,000)                (593,000)
    (Decrease) increase in long-term borrowing                                       (50,000)                  50,000
    Redemption of  preferred stock                                                   (63,270)                  (1,290)
    Reimbursement relating to conversion of stock options                              6,846                     -
    Purchase of common stock for treasury                                            (14,616)                    -
    Dividends on preferred and common stock                                           (5,768)                 (22,294)
    Proceeds from the issuance of trust capital securities                           160,000                     -
    Proceeds from exercise of stock options                                            1,054                     -
                                                                                --------------------     --------------------
          Net Cash (Used) Provided  by Financing Activities                         (308,516)                 295,387
                                                                                --------------------     --------------------

          Net Increase in Cash and Cash Equivalents                                   45,469                   48,261

    Cash and Cash Equivalents at beginning of year                                    82,946                  104,083
                                                                                --------------------     --------------------
    Cash and Cash Equivalents at End of Period                                  $    128,415             $    152,344
                                                                                ====================     ====================

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1997  (unaudited)

Note A - Basis of Presentation

     The condensed consolidated financial statements include the accounts of Providian Financial Corporation (formerly known as Providian Bancorp, Inc.) and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's subsidiaries offer a range of consumer lending products, deposit products and fee-based products and services. The principal operating subsidiaries of the Company are First Deposit National Bank, Providian National Bank and Providian Bank (formerly known as Providian Credit Services, Inc.), all of which are financial institutions principally engaged in consumer lending activities. Providian Financial Corporation also has a subsidiary, Providian Bancorp Services, which provides administrative and customer services to its consumer lending affiliates.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results for the year ended December 31, 1997. The notes to the financial statements contained in the Company's registration statement on Form 10 (filed with the Securities and Exchange Commission on April 17, 1997) should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1997 presentation.

Note B - Significant Accounting Policies

     Earnings per Common Share: Historical earnings per share have not been presented because prior to June 10, 1997 all of the Company's shares of common stock were held by its former parent, Providian Corporation, and such information would not be meaningful. Pro forma earnings per share for the three and nine month periods ended September 30, 1997 and 1996 are listed below and have been computed by dividing net income or pro forma net income for those periods by the weighted average number of common shares outstanding for the applicable period. In determining the pro forma number of common shares outstanding prior to the spinoff from Providian Corporation, the number of shares of Providian Corporation common stock was used, since shareholders of Providian Corporation received one share of Providian Financial Corporation common stock for each share of Providian Corporation common stock held on the record date for the spinoff. In addition, the effects of a February 1997 transaction in which the Company issued mandatorily redeemable capital securities and used the proceeds to repay borrowings under notes payable to affiliates and to redeem preferred stock has been included in the calculation of pro forma earnings per common share.

(Dollar amounts in thousands, except per
share data)                                          For the three months ended
                                                            September 30
                                                   -----------------------------
                                                       1997             1996
                                                   ------------     ------------
  Net Income                                          $48,564
  Pro Forma Net Income                                                 $38,082
  Pro Forma weighted average number of
   shares outstanding                              95,291,014       93,571,236
  Pro forma earnings per share                          $0.51            $0.41

(Dollar amounts in thousands, except per
share data)                                           For the nine months ended
                                                            September 30
                                                   -----------------------------
                                                       1997             1996
                                                   ------------     ------------
  Net Income (1)                                     $137,450
  Pro Forma Net Income                                                $108,804
  Pro Forma weighted average number of
   shares outstanding                              94,819,511       93,649,746
  Pro forma earnings per share                          $1.45            $1.16

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

Note C - Stock Option, Stock Purchase and Stock Ownership Plans

     In June 1997, the Company adopted the Providian Financial Corporation 1997 Stock Option Plan (the "Option Plan") which authorizes grants of incentive and nonqualified stock options to officers, key employees and non-employee Directors. All stock options granted under the Option Plan have an exercise price equal to the market value of the Company's common stock and a maximum term of ten years. In connection with the spinoff from Providian Corporation, the Company converted Providian Corporation stock options held by employees and certain Directors into 1,937,524 Providian Financial Corporation stock options ("Rollover Options"). The conversion maintained the converted options' vesting provisions, option periods and ratio of exercise price per option to market value per share. No additional compensation expense was recorded as a result of the stock option conversions. Since the spinoff, the Company has granted 3,356,598 nonqualified stock options to employees and non-employee Directors under the Option Plan.

     The Option Plan permits the issuance of a total of 10,000,000 shares of common stock in addition to the shares issuable as a result of Rollover Options, resulting in a maximum number of 11,937,524 shares of common stock issuable in conjunction with the exercise of stock options. As of September 30, 1997, the number of common shares available for future grants under the Option Plan was 6,992,460 shares. Activity under the Option Plan since adoption through September 30, 1997 was as follows:

                                                                      Number of
                             Number of           Option Price          Shares
                              Shares              per Share          Exercisable
                             ----------         --------------       -----------
Outstanding at:
  June 10, 1997                  -                    -                   -
  Rollover Options           1,937,524          $11.12 - 23.33        1,310,995
  Granted                    3,356,598          $32.11 - 38.31             -
  Exercised                    (86,282)         $17.07 - 23.33             -
  Forfeited                   (349,058)         $17.07 - 32.11             -
                             ----------         --------------       -----------
Outstanding at
 September 30, 1997          4,858,782          $11.12 - 32.11        1,310,995
                             ==========         ==============       ===========

     In June 1997, the Company adopted the Providian Financial Corporation Stock Ownership Plan (the "Stock Ownership Plan") which provides for three forms of awards to key officers, employees and Directors: nonrestricted stock, matching restricted stock and discretionary restricted stock. A maximum of 4,000,000 shares of common stock are permitted to be issued under the Stock Ownership Plan. Restricted stock is subject to forfeiture during the vesting period. Matching restricted stock is granted in conjunction with nonrestricted stock and may be forfeited in the event the nonrestricted stock is not maintained on deposit with the Company's transfer agent. Since the spinoff from Providian Corporation, the Company has granted 304,252 shares of restricted stock and 9,020 shares of nonrestricted stock to employees and non-employee Directors under the Stock Ownership Plan. The market value of the restricted stock grants was recorded as deferred compensation at the time of the grants and is being amortized over the applicable vesting periods.

     In August, 1997, the Company adopted the Providian Financial Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan") for eligible employees. A maximum of 1,000,000 shares of common stock are permitted to be issued under the Stock Purchase Plan. Under the Stock Purchase Plan, shares of the Company's common stock may be purchased at the end of each offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. Employees may purchase shares having a value not exceeding 7% of their gross compensation during an offering period. The offering periods begin every six months, on each January 1 and July 1, and have a duration of twelve months. However, the first offering period starts on October 1, 1997 and ends on June 30, 1998. The Company intends to use open market puchases to provide shares for issuance under the Stock Purchase Plan.

Note D - Asset Securitization

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), effective for financial asset sales occurring after December 31, 1996. Under SFAS No. 125, gains are recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Company now recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as a component of "due from securitizations" on its statement of financial condition. As a result of the adoption of SFAS No. 125, loan servicing income increased $5.8 million and $56.2 million during the three and nine months ended September 30, 1997, respectively. This increase in loan servicing income is not expected to be representative of future periods. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will be dependent on the timing, performance and amount of future securitizations. The increase in loan servicing income is non-recurring because, for the first nine months of 1997, the Company recognized both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that period. In accordance with SFAS No. 125, prior years have not been restated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     Providian Financial Corporation and its subsidiaries (collectively referred to as the "Company") offer a range of consumer loan products, deposit products and fee-based products and services to customers throughout the United States. The Company utilizes primarily direct mail and telemarketing account origination channels and the Company is one of the twenty largest issuers of credit cards in the United States. As of September 30, 1997 the Company had $7.8 billion of managed unsecured revolving consumer loans outstanding. The Company also offers secured credit card loans and home equity loans. As of September 30, 1997 secured credit card loans and managed home equity loans outstanding were $730 million and $1.0 billion, respectively. The primary factors affecting the profitability of the Company's consumer credit products are the number of customer accounts and outstanding loan balances, net interest margins, credit usage, level of fee income, credit quality, and the level of solicitation, marketing, servicing and other administrative expenses.

Forward-Looking Statements

     Certain statements contained herein include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, as well as other statements which are not historical fact, statements as to industry trends and the possible or future results of operations of the Company. Forward-looking statements are not guarantees of future performance. Such forward-looking statements involve certain risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: competition, delinquencies, risks related to outside vendor relationships, dependence on funding sources, prepayment and credit risk, economic conditions and government regulation. For additional information concerning such risks, uncertainties, and assumptions, see "Risk Factors" in the registration statement on Form 10 filed by the Company with the Securities and Exchange Commission on April 17, 1997.

Earnings Summary

     Net income for the quarter ended September 30, 1997 was $48.6 million, or $0.51 per share, compared to pro forma net income of $38.1 million, or $0.41 pro forma per share, for the quarter ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $137.5 million, or $1.45 pro forma per share, compared to pro forma net income of $108.8 million, or $1.16 pro forma per share, for the first nine months of 1996. As described in Note B to the Company's condensed consolidated financial statements, the Company's historical earnings per share have not been presented because prior to June 10, 1997 all of the Company's common stock was held by its former parent, Providian Corporation, and such information would not be meaningful.

     The overall growth in earnings for the quarter was primarily attributable to the growth in managed outstandings, higher net interest margins, reduced credit losses and increases in non-interest fee income. Managed loan outstandings increased from $8.6 billion at September 30, 1996 to $9.5 billion as of September 30, 1997, which reflects the impact of the Company's solicitation, marketing and customer activation efforts. On-balance sheet loans decreased from $3.5 billion at September 30, 1996 to $3.1 billion as of September 30, 1997, as managed loan growth was offset by the completion of loan securitizations which, net of related amortization, increased a total of $1.4 billion during the twelve months ended September 30, 1997. Managed loans outstanding increased from $9.2 billion as of June 30, 1997 to $9.5 billion as of September 30, 1997, a moderate increase of 3.3% which is consistent with industry wide growth rates and reflects previous tightening of the Company's credit standards.

     Return on average total assets for the three months ended September 30, 1997 was 1.83%, compared to 1.75% pro forma for the same period during 1996. This higher return is primarily a result of higher net interest margins driven by repricing of certain portfolios combined with growth of higher margin portfolios. Return on average shareholders' equity for the three months ended September 30, 1997 was 36.58%, compared to 41.72% pro forma for the same period last year. This lower return on average shareholder's equity resulted from the increase in earnings for the quarter being offset by an even greater increase in average shareholders' equity for the quarter.

Managed Loan Portfolio

     The Company's consumer loan products include unsecured and secured credit cards, unsecured revolving lines of credit, and secured home equity lines of credit. Since 1989, the Company has securitized unsecured credit card and revolving lines of credit and, beginning in 1996, has securitized home equity lines of credit. Securitized assets are not considered assets of the Company and, therefore, are not shown on its statement of financial condition.

     The Company services the accounts underlying the securitized loans and earns a stated monthly servicing fee which generally offsets the servicing costs incurred by the Company. The finance charge and fee revenue generated by the securitized loans, in excess of interest paid to investors, related credit losses, the stated servicing fee and other credit enhancement costs and program expenses, is referred to as excess servicing income and is a component of loan servicing income. Excess servicing income is recognized as it accrues except that the present value of projected excess servicing income is recognized as a gain on sale as assets are securitized. The effect of this treatment is to reduce net interest income and the provision for credit losses, and to increase other income, on the Company's statement of income. For the three months ended September 30, 1997 and 1996, the net interest income was reduced by $173.6 million and $122.4 million, respectively; the provision for credit losses was reduced by $115.8 million and $74.4 million, respectively; and other income was increased by $57.8 million and $48 million, respectively. For the nine months ended September 30, 1997 and 1996, the net interest income was reduced by $474.1 million and $329.2 million, respectively; the provision for credit losses was reduced by $348.6 million and $189.3 million, respectively; and other income was increased by $125.5 million and $139.9 million, respectively.

     The following summarizes selected data on the Company's managed consumer loan portfolio:


----------------------------------------------------------------------------------------------------------------------------------
              TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                           Nine Months Ended
                                                             September 30                                 September 30
                                                 ---------------------------------------     -------------------------------------
(Dollars in thousands)                                 1997                   1996                  1997                 1996
                                                 -----------------     -----------------     -----------------    ----------------
Period-End Balances:
On-balance sheet consumer loans                  $   3,098,427         $   3,492,803         $   3,098,427        $   3,492,803
Securitized consumer loans                           6,444,925             5,090,000             6,444,925            5,090,000
                                                 -----------------     -----------------     -----------------    ----------------
  Total managed consumer loan portfolio          $   9,543,352         $   8,582,803         $   9,543,352        $   8,582,803
                                                 =================     =================     =================    ================

Average Balances:
On-balance sheet consumer loans                  $   3,028,584         $   3,370,640         $   3,152,565        $   3,461,140
Securitized consumer loans                           6,365,213             4,841,100             6,098,479            4,095,737
                                                 -----------------     -----------------     -----------------    ----------------
  Total average managed consumer loan portfolio  $   9,393,797         $   8,211,740         $   9,251,044        $   7,556,877
                                                 =================     =================     =================    ================

Operating Data and Ratios: (1)                                           Pro Forma                                   Pro Forma
                                                                         ---------                                   ---------
Reported:
     Average earning assets                      $   3,484,670         $   3,575,778         $   3,633,706        $   3,713,674
     Return on average assets                             4.73%                 3.96%                 4.39%                3.73%
     Net interest margin (2)                             11.30%                11.04%                10.86%                9.86%
Managed:
     Average earning assets                      $   9,849,883         $   8,416,878         $   9,732,185        $   7,809,411
     Return on average assets                             1.83%                 1.75%                 1.75%                1.82%
     Net interest margin (2)                             11.05%                10.51%                10.55%               10.31%

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

     Net interest income for the third quarter of 1997 totaled $98.4 million, compared to $102.1 million for the same period of 1996. This decrease is primarily attributable to lower average on- balance sheet consumer loans and was offset in part by higher net interest margins. The annualized net interest margin on average earning assets during the nine months ended September 30, 1997 was 10.86%, compared to 9.86% pro forma for the same period in the prior year. Higher yields on earning assets and lower overall funding costs contributed to the increase in average margins.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of interest income, interest expense, net interest margin and average balance sheet data for the three and nine month periods ended September 30, 1997 and 1996, as prepared from historical financial information:


---------------------------------------------------------------------------------------------------------------------------
                   TABLE 2 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
---------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended September 30
                                        -----------------------------------------------------------------------------------
                                                        1997                                        1996
                                        ----------------------------------------   ----------------------------------------
(Dollars in thousands)                    Average         Income/        Yield/        Average        Income/       Yield/
                                          Balance         Expense         Rate         Balance        Expense        Rate
                                        --------------  -------------   --------   --------------   -------------  --------
ASSETS:
Interest-Earning assets
    Consumer loans                      $  3,028,584    $   135,799      17.94%    $  3,370,640     $   145,852     17.31%
    Interest-earning cash                     71,657          1,281       7.15%          97,749             590      2.41%
    Federal funds sold                       232,093          3,308       5.70%          57,509             793      5.52%
    Investment securities                    152,336          2,291       6.02%          49,880             640      5.13%
                                        --------------  -------------   --------   --------------   ------------  ---------
Total interest-earning assets              3,484,670    $   142,679      16.38%       3,575,778     $   147,875     16.54%

Allowance for loan losses                   (133,203)                                  (105,232)
Other assets                                 751,731                                    380,704
                                        --------------                             --------------
Total assets                            $  4,103,198                               $  3,851,250
                                        ==============                             ==============

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                            $  2,927,184    $    40,499       5.53%    $  2,371,241     $    31,525      5.32%
    Borrowings                               254,354          3,749       5.90%         898,700          14,297      6.36%
                                        --------------  -------------   --------   --------------   ------------  ---------
Total interest-bearing liabilities         3,181,538    $    44,248       5.56%       3,269,941     $    45,822      5.61%

Other liabilities                            230,250                                    150,720
                                        --------------                             --------------
Total liabilities                          3,411,788                                  3,420,661

Capital securities                           160,000                                     -

Equity                                       531,410                                    430,589
                                        --------------                             --------------
Total liabilities and equity            $  4,103,198                               $  3,851,250
                                        ==============                             ==============

NET INTEREST SPREAD:                                                     10.82%                                    10.93%
                                                                        ========                                 ==========

Interest income to
    average interest-earning assets                                      16.38%                                    16.54%
Interest expense to
    average interest-earning assets                                       5.08%                                     5.13%
                                                                        --------                                 ----------
Net interest margin                                                      11.30%                                    11.41%
                                                                        ========                                 ==========


                                                              Nine Months Ended September 30
                                        ------------------------------------------------------------------------------------
                                                      1997                                       1996
                                        ----------------------------------------   -----------------------------------------
(Dollars in thousands)                    Average         Income/        Yield/        Average        Income/       Yield/
                                          Balance         Expense         Rate         Balance        Expense        Rate
                                        --------------  -------------   --------   --------------   -------------  ---------
ASSETS:
Interest-Earning assets
    Consumer loans                      $  3,152,565    $   414,340      17.52%    $  3,461,140     $   417,386     16.08%
    Interest-earning cash                     93,333          4,051       5.79%         110,964           2,014      2.42%
    Federal funds sold                       278,511         11,475       5.49%          65,099           2,596      5.32%
    Investment securities                    109,297          4,683       5.71%          76,471           2,889      5.04%
                                        --------------  -------------   --------   --------------   -------------  ---------
Total interest-earning assets              3,633,706    $   434,549      15.95%       3,713,674     $   424,885     15.25%

Allowance for loan losses                   (125,105)                                  (100,728)
Other assets                                 663,516                                    277,647
                                        --------------                             --------------
Total assets                            $  4,172,117                               $  3,890,593
                                        ==============                             ==============

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                            $  3,002,449    $   122,466       5.44%    $  2,410,305     $    97,627      5.40%
    Borrowings                               345,626         16,201       6.25%         918,424          42,825      6.22%
                                        --------------  -------------   --------   --------------   -------------  ---------
Total interest-bearing liabilities         3,348,075    $   138,667       5.52%       3,328,729     $   140,452      5.63%

Other liabilities                            179,034                                    161,985
                                        --------------                             --------------
Total liabilities                          3,527,109                                  3,490,714

Capital securities                           140,073                                      -

Equity                                       504,935                                    399,879
                                        --------------                             --------------
Total liabilities and equity            $  4,172,117                               $  3,890,593
                                        ==============                             ==============

NET INTEREST SPREAD:                                                     10.43%                                     9.62%
                                                                        ========                                  =========

Interest income to
    average interest-earning assets                                      15.95%                                    15.25%
Interest expense to
    average interest-earning assets                                       5.09%                                     5.04%
                                                                        --------                                  ---------
Net interest margin                                                      10.86%                                    10.21%
                                                                        ========                                  =========

Interest Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The quarter ended September 30, 1997 compared to the prior year quarter reflects increased securitization activity in 1997 which has reduced on-balance sheet loans. This securitization activity had the effect of removing unsecured loans and home equity loans from the balance sheet, leaving a higher proportion of secured credit card loans, which are higher yielding assets, on-balance sheet. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume, rates and yields:


----------------------------------------------------------------------------------------------------------------------------------
                      TABLE 3 - INTEREST VARIANCE ANALYSIS
----------------------------------------------------------------------------------------------------------------------------------
                                             Three Month Ended                                      Nine Months Ended
                                         September 30, 1997 vs. 1996                            September 30, 1997 vs. 1996
                            --------------------------------------------------    ------------------------------------------------
                               Increase              Change due to (1)                Increase             Change due to (1)
(Dollars in thousands)        (Decrease)          Volume            Rate             (Decrease)         Volume            Rate
                            --------------    --------------    --------------    --------------    --------------    ------------
Interest Income:
Consumer loans              $   (10,053)      $   (38,707)      $   28,654        $   (3,046)       $   (51,265)      $   48,219
Federal funds sold                2,515             2,488               27             8,879              8,791               88
Other securities                  2,342               497            1,845             3,831                811            3,020
                            --------------    --------------    --------------    --------------    --------------    ------------
     Total interest income       (5,196)          (35,722)          30,526             9,664            (41,663)          51,327

Interest Expense:
Deposits                          8,974             7,669            1,305            24,839             24,122              717
Borrowings                      (10,548)           (9,575)            (973)          (26,624)           (26,999)             375
                            --------------    ---------------   --------------    -------------     --------------    ------------
    Total interest expense       (1,574)           (1,906)             332            (1,785)            (2,877)           1,092
                            --------------    ---------------   --------------    -------------     --------------    ------------
    Net interest income (1) $    (3,622)      $   (33,816)      $   30,194        $   11,449        $   (38,786)      $   50,235
                            ==============    ===============   ==============    =============     ==============    ============

(1) The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.


Non-interest Income

     Other income primarily consists of loan servicing income and credit product fee income, and represented approximately 51% of on-balance sheet revenues during the nine months ended September 30, 1997, compared to approximately 41% for the nine months ended September 30, 1996. This increase results from increased credit product fee revenue and higher average securitized assets as a percentage of average earning assets.

Loan Servicing Income

     Average securitized loans, which exclude principal collections accumulated in principal funding accounts prior to being paid to investors, were $6.4 billion and $4.8 billion during the three months ended September 30, 1997 and 1996, respectively. Loan servicing income increased 44% to $111.3 million for the quarter ended September 30, 1997 compared to $77.4 million for the same period in 1996.

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), effective for financial asset sales occurring after December 31, 1996. Under SFAS No. 125, gains are recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Company now recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as a component of "due from securitizations" on its statement of financial condition. As a result of the adoption of SFAS No. 125, loan servicing income increased $5.8 million and $56.2 million during the three and nine months ended September 30, 1997, respectively. The increase in loan servicing income resulting from the adoption of SFAS No. 125 was largely offset by incremental business development investments and increases in provisions for possible future credit losses. This increase in loan servicing income is not expected to be representative of future periods. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will be dependent on the timing, performance and amount of future securitizations. The increase in loan servicing income is non-recurring because, for the first nine months of 1997, the Company recognized both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that period. In accordance with SFAS No. 125, prior years have not been restated.

Credit Product Fee Income

     Credit product fee income totaled $67.9 million for the quarter ended September 30, 1997, compared to $33.6 million for the prior year quarter. This increase of 102% resulted from increased membership fees on secured credit cards, increased income from other fee-based products and additional volume and repricing of late and overlimit fees.

Non-interest Expense

     Non-interest expense for the three months ended September 30, 1997 was $155.8 million, an increase of 39% over $111.9 million for the same period in the prior year. Salaries and benefits increased $14.5 million, or 37%, to $54 million for the three months ended September 30, 1997, compared to $39.5 million for the same period in the prior year. This increase reflects an increase in the employee base to support increased customer volume, the development of additional marketing channels by the Company and the recognition of compensation expenses related to the accelerated vesting of restricted stock and other deferred compensation arrangements as part of the Company's spinoff from Providian Corporation. Solicitation costs include direct mail, postage, telemarketing and package materials for both new and existing customers and totaled $39.7 million for the quarter ended September 30, 1997, a 47% increase over the prior year quarter total of $27 million. This increase in solicitation costs resulted from continued investment in business development including telemarketing capabilities and other initiatives designed to improve customer activation and retention.

     The Company is currently evaluating, on an ongoing basis, expenditures associated with modifying its computer systems to process data and transactions for the Year 2000. Costs incurred to modify computer systems will be expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition.

Income Taxes

     The Company's income tax expense was $30.4 million for the three months ended September 30, 1997, compared to $24.4 million for the three months ended September 30, 1996. The overall effective income tax rate reflects an increase in state tax rates associated with the spinoff from Providian Corporation. The Company anticipates that the higher combined tax rate will be applicable in future periods.

Asset Quality

     Delinquencies and net credit losses experienced on the Company's consumer loan portfolio reflect, among other factors, the creditworthiness of the borrowers, the average age of accounts (generally referred to as "seasoning"), the success of the Company's collection efforts and general economic conditions.

Delinquencies

     An account is considered delinquent if the minimum payment is not received by the next billing date. Interest and fee income continue to accrue on an account after the account becomes delinquent (unless the customer is in bankruptcy or is deceased) until the loan is either repaid or recognized as a credit loss. The following table presents delinquency information as of September 30, 1997 and 1996:


------------------------------------------------------------------------------------------------
                                    TABLE 4  -  DELINQUENCIES
------------------------------------------------------------------------------------------------
                                                        September 30
                            --------------------------------------------------------------------
                                          1997                                1996
                            ---------------------------------   --------------------------------
                                                   % of                                % of
(Dollars in thousands           Loans           Total Loans          Loans          Total Loans
                            --------------    --------------    --------------    --------------
Reported: (1)
Loans outstanding           $  3,098,427          100.00 %       $  3,492,803         100.00 %
Loans delinquent:
  30 - 60 days                    55,497            1.79               49,856           1.43
  61 - 90 days                    33,787            1.09               26,591           0.76
  91 or more days                 70,338            2.27               45,903           1.31
                            --------------    ---------------    --------------    -------------
  Total                     $    159,622            5.15 %       $    122,350           3.50 %
                            ==============    ===============    ==============    =============

Managed:
Loans outstanding           $  9,543,352          100.00 %       $  8,582,803         100.00 %
Loans delinquent:
  30 - 60 days                   164,744            1.72              137,843           1.61
  61 - 90 days                    97,058            1.02               74,726           0.87
  91 or more days                180,045            1.89              123,993           1.44
                            --------------    ---------------    --------------    -------------
  Total                     $    441,847            4.63 %       $    336,562           3.92 %
                            ==============    ===============    ==============    =============

(1) Includes consumer loans held for securitization.


     The managed loan delinquency rate as of September 30, 1997 was 4.63%, compared to 4.37% as of June 30, 1997 and 3.92% as of September 30, 1996. The increase in the managed loan delinquency rate over the prior quarter reflects expected increased rates of delinquency on secured credit card outstandings. The delinquency rate for on-balance sheet loans was 5.15% as of September 30, 1997, compared to 5.05% at June 30, 1997 and 3.50% at September 30, 1996. This increase in the on-balance sheet loan delinquency rate reflects the Company's secured credit card outstandings, which are increasing as a percentage of total on-balance sheet loans and experience a higher delinquency rate than the Company's unsecured loans. Secured credit card outstandings are collateralized in whole or in part by customer savings accounts, which mitigates the increased risk associated with higher delinquencies for this product.

Net Credit Losses

     Net credit losses for consumer loans consist of the principal amount of charge-offs resulting from customers who are unwilling or unable to pay their existing loan balances, including bankrupt and deceased customers, less current period recoveries on previously charged-off accounts. Net credit losses exclude accrued finance charge and fee income which is charged against the related income at the time of credit loss recognition. Losses from fraudulent activity are included in non-interest expenses.

     The following table presents the Company's net credit losses for consumer loans for the three and nine month periods ended September 30, 1997 and 1996:

--------------------------------------------------------------------------------------------------------------------
                          TABLE 5 - NET CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                          Nine Months Ended
                                                 September 30                                September 30
                                   ---------------------------------------     -------------------------------------
(Dollars in thousands)                    1997                  1996                  1997                  1996
                                   -----------------     -----------------     -----------------    ----------------
Reported: (1)
Average loans outstanding          $  3,028,584          $  3,370,640          $  3,152,565          $  3,461,140
Net charge-offs                          29,725                26,319                87,274                76,460
Net charge-offs as a percentage
of average loans outstanding               3.93 %                3.12 %                3.69 %                2.95 %

Managed:
Average loans outstanding          $  9,393,797          $  8,211,740          $  9,251,044          $  7,556,877
Net charge-offs                         145,527                99,477               435,834               267,477
Net charge-offs as a percentage
of average loans outstanding               6.20 %                4.85 %                6.28 %                4.72 %

(1) Includes consumer loans held for securitization.


     The managed net credit loss rate for the three months ended September 30, 1997 was 6.20%, compared to 6.59% for the quarter ended June 30, 1997 and 4.85% for the quarter ended September 30, 1996. The increase in the managed net credit loss rate for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996, is consistent with general economic trends and industrywide consumer credit performance, including rising bankruptcy rates. Consistent with the Company's effort to manage its risk-adjusted return, the increase in managed net credit losses was offset by an increase in the finance charge yield on managed loans.

Allowance and Provision for Possible Credit Losses

     The allowance for possible credit losses is maintained for on-balance sheet loans. The Company maintains the allowance at a level believed to be adequate to absorb future credit losses, net of recoveries, arising from the existing loans outstanding. In evaluating the adequacy of the allowance, the Company considers several factors including general economic conditions, asset quality, seasoning, security and historical trends in credit losses and delinquencies. The Company's policy is to recognize principal credit losses on unsecured loans and secured credit card loans no more than 180 days after they become delinquent. However, accounts for bankrupt and deceased accountholders are charged-off earlier upon a determination of post-bankruptcy collectibility or collectibility from the deceased accountholder's estate. Home equity loans are reviewed for collectibility upon becoming 60 days delinquent, and following analysis credit losses are recognized for the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying security.

     The following table sets forth the activity in the allowance for possible credit losses for the three and nine months ended September 30, 1997 and 1996:


-----------------------------------------------------------------------------------------------------------
                 TABLE 6 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------
                                             Three Months Ended                     Nine Months Ended
                                                September 30                           September 30
                                   -----------------------------------     --------------------------------
(Dollars in thousands)                  1997                 1996               1997             1996
                                   --------------       --------------     --------------    --------------
Balance at beginning of period     $  129,743           $   95,470         $  114,540        $  93,429
Provision for loan losses              43,071               37,510            115,823           89,692
Charge-offs                           (33,850)             (29,360)           (96,583)         (85,394)
Recoveries                              4,125                3,041              9,309            8,934
                                   --------------       -------------      --------------    --------------
Net charge-offs                       (29,725)             (26,319)           (87,274)         (76,460)
                                   --------------       -------------      --------------    --------------
Balance at end of period           $  143,089           $  106,661          $ 143,089        $ 106,661
                                   ==============       =============      ==============    ==============
Allowance for loan losses to
loans at period-end (1)                  4.76 %               3.59 %             4.76 %           3.59 %

(1) Excludes consumer loans held for securitization.


Funding and Liquidity

     The Company maintains diversified funding sources, including direct and broker retail deposits, institutional deposits, term federal funds, public and private asset securitizations and credit facilities. Funding is further diversified by product types, industry and geographical location. The Company offers maturity terms on its funding products ranging from one week to seven years. Maturity distributions are dependent on several factors, including expected asset duration, investor demand, shape of the yield curve and anticipated issuance in the securitization and capital markets.

     The following table summarizes the contractual maturity of large denomination certificates of deposit as of September 30, 1997:

------------------------------------------------------------------------------
      TABLE 7 - MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
------------------------------------------------------------------------------

                                                September 30
                             -------------------------------------------------
(Dollars in thousands)               1997                        1996
                             ----------------------     ----------------------

Less than three months       $   262,975                 $   607,965
Three to six months              231,560                     188,287
Six to twelve months             250,528                     244,566
More than twelve months          610,916                     346,230
                             ----------------------     ----------------------
     Total                   $ 1,355,979                 $ 1,387,048
                             ======================     ======================

     Deposits decreased from $3.4 billion as of December 31, 1996 to $3.1 billion as of September 30, 1997. This decrease is the result of increased asset securitizations during the period and an increase in federal funds purchased.

     Interest expense on borrowings for the quarter ended September 30, 1997 was $3.7 million, compared to $14.3 million for the quarter ended September 30, 1996. This decrease was the result of lower average funding provided by borrowings of federal funds purchased and notes payable to banks.

     The Company maintains a $1.2 billion committed revolving credit facility from a syndicate of domestic and international banks which is scheduled to expire in May 1999. Borrowings under this credit facility are available to four of the Company's subsidiaries, First Deposit National Bank, Providian National Bank, Providian Bank and Providian Credit Corporation (the "Borrowers"), and the credit facility is guaranteed by Providian Financial Corporation. As of September 30, 1997 borrowings under the credit facility totaled $109 million. Among other covenants, the credit facility contains certain financial covenants applicable to the Company, including consolidated asset return and capital requirements and a loan delinquency test. In addition, certain financial ratios are required to be maintained by each of the Borrowers. The unused commitment is available to the Borrowers as funding needs may arise.

     Providian Financial Corporation is also a party to three separate 364 day credit facilities totaling $275 million, under which short-term borrowings are available to Providian Financial Corporation for general corporate purposes. These short-term facilities contain financial covenants generally similar to those contained in the Company's revolving credit facility described in the preceding paragraph. Two of these short-term facilites also contain a financial leverage ratio covenant.

     The securitization of consumer loans is a significant source of the Company's funding. Commercial paper-based conduit facilities are used to securitize certain unsecured credit card and home equity line of credit receivables. As of September 30, 1997, the Company had securitized $1.7 billion of loans through such conduit facilities. Term securitizations through the Company's master trust totaled $5.0 billion as of September 30, 1997. Amortization of previously securitized loans totaled $100 million during the three months ended September 30, 1997 and amortization of securitized loans is expected to continue through 2004. As securitized loans are paid or reduced by the amount of credit losses during the amortization period of a securitization, the Company's funding requirements will correspondingly increase. Term securitizations typically have principal accumulation periods during which principal payments are aggregated for repayment to investors. As principal payments on the term securitization loans accumulate, on-balance sheet loans will increase correspondingly. Such increases are funded by the Company through new securitizations or other funding sources.

     In February 1997, Providian Capital I, a subsidiary trust of the Company, issued $160 million aggregate amount of mandatorily redeemable capital securities bearing interest at 9.525% which mature in February 2027. The proceeds of the offering were used by the Company to redeem preferred stock of $63.2 million and to repay notes payable to former affiliates of $42.5 million; the remainder was available for general corporate purposes.

     The Company's goal for liquidity management is to ensure that funding will be available to support Company operations in varying business environments. In addition to the Company's credit facilities, the Company maintains a portfolio of high-quality securities such as U.S. government obligations, commercial paper, interest bearing deposits with other banks, federal funds sold and other cash equivalents in order to provide additional liquidity. Investment securities have increased from $7.2 million as of December 31, 1996 to $171.3 million as of September 30, 1997. Federal funds sold increased from $172.3 million to $275.8 million over the same period.

Capital Adequacy

     Each of the Company's banking subsidiaries, First Deposit National Bank, Providian National Bank and Providian Bank, is subject to risk-based capital adequacy guidelines as defined by its primary federal regulator. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the consolidated financial statements of the Company. Under the guidelines, capital is defined as either Tier 1 (core), which consists principally of shareholders' equity less goodwill, or Tier 2 (supplementary), which also includes a portion of the allowance for possible credit losses. Based on those definitions of capital, the regulations further define three capital adequacy ratios which are used to measure whether a financial institution achieves "well capitalized" or "adequately capitalized" status. A bank is considered "adequately capitalized" if the Total Risk-Based, Tier 1 and Leverage capital ratios are at least 8%, 4% and 4%, respectively. In order to be considered "well capitalized" a bank must maintain Total Risk-Based, Tier 1, and Leverage capital ratios of 10%, 6% and 5%, respectively. As of September 30, 1997, the Company's banking subsidiaries maintained "well capitalized" status in all risk-based capital ratio categories as set forth below: capital ratio categories as set forth below:

                                                                First Deposit      Providian
                                                                  National          National      Providian
                        Capital Ratio                               Bank              Bank          Bank
----------------------------------------------------------      -------------      ---------      ---------
Total Risk-Based (Tier 1 + Tier 2/Total risk-based assets)         11.46%            14.92%         17.36%
Tier 1 (Tier 1/Total risk-based assets)                            10.20%            13.66%         16.04%
Leverage (Tier 1/Average total assets less intangibles)            14.73%            25.75%         18.34%


     On October 30, 1997, the Board of Directors of the Company approved a fourth quarter dividend of $.05 per share payable on December 15, 1997 to shareholders of record on December 1, 1997. The payment of common stock dividends by the Company may in the future be limited by certain factors including regulatory capital requirements and financial covenants relating to the maintenance of capital under the Company's credit facilities. In addition, if the Company defers interest payments on the junior subordinated debentures supporting dividend payments to holders of Providian Capital I's mandatorily redeemable capital securities, dividends on the Company's common stock may not be declared.

     The primary source of funds for payment of shareholder dividends by the Company is dividends from the Company's banking subsidiaries. The amount of dividends a bank may declare in any year is subject to certain regulatory restrictions. Dividends are generally limited to current year net profits, as defined by regulatory agencies, combined with retained net income for the preceding two years. As of September 30, 1997, the amount available to be paid as dividends to the Company by its banking subsidiaries without regulatory approval, while still maintaining their well capitalized status, totaled $76.8 million.

Off-Balance Sheet Risk

     The Company is subject to off-balance sheet risk in the normal course of business, including risks associated with commitments to extend credit, excess servicing income from securitizations and interest rate swap and cap agreements ("swaps" and "caps"). Taking into account the repricing characteristics of assets and liabilities, the Company manages interest rate risk seeking to optimize the relationship between hedging costs and the impact of interest rate movements on earnings. In doing so, the Company has selectively entered into swaps and caps which involve elements of credit and/or interest rate risk in excess of the amount recognized on the statement of financial condition. All swap and cap transactions are over-the-counter transactions executed with highly rated United States and international banks under standard form Master Agreements of the International Swaps and Derivatives Association, Inc. (ISDA), and hedge identified interest rate risks for both accounting and tax purposes.

     The following tables present a summary of swap activity as well as the notional value of caps for the three and nine months ended September 30, 1997 and 1996 and their respective maturities as of September 30, 1997:


-----------------------------------------------------------------------------------------------------------
                    TABLE 8 - SUMMARY OF INTEREST RATE SWAPS
-----------------------------------------------------------------------------------------------------------
                                            Three Months Ended                      Nine Months Ended
                                               September 30                            September 30
                                   -----------------------------------     --------------------------------
(Dollars in thousands)                  1997                 1996               1997              1996
                                   --------------       --------------     --------------    --------------
                                                               Notional Amount
Pay Fixed/Receive Variable:
     Beginning                     $   120,000          $   187,750        $   120,000       $   550,000
          Additions                       -                    -                  -               43,500
          Maturities                      -                   1,200               -              406,950
                                   --------------       --------------     --------------    --------------
     Ending                        $   120,000          $   186,550        $   120,000       $   186,550
                                   ==============       ==============     ==============    ==============

Receive Fixed/Pay Variable:
     Beginning                     $   835,500          $   973,951        $   970,500       $   654,556
          Additions                    100,000                 -               163,333           570,000
          Maturities                   100,000                3,451            298,333           254,056
                                   --------------       --------------     --------------    --------------
     Ending                        $   835,500          $   970,500        $   835,500       $   970,500
                                   ==============       ==============     ==============    ==============

Receive Variable/Pay Variable:
     Beginning                     $      -             $   200,000        $   200,000       $   200,000
          Additions                       -                    -                  -                 -
          Maturities                      -                    -               200,000              -
                                   --------------       --------------     --------------    --------------
     Ending                        $      -             $   200,000        $      -          $   200,000
                                   ==============       ==============     ==============    ==============

Total Notional Amount
     Beginning                     $   955,500          $ 1,361,701        $ 1,290,500       $ 1,404,556
          Additions                    100,000                 -               163,333           613,500
          Maturities                   100,000                4,651            498,333           661,006
                                   --------------       --------------     --------------    --------------
     Ending                        $   955,500          $ 1,357,050        $   955,500       $ 1,357,050
                                   ==============       ==============     ==============    ==============




------------------------------------------------------------------------------------------------------------------------------------
               TABLE 9 - MATURITY OF INTEREST RATE SWAPS AND CAPS
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                      Balance at                                    Balances maturing in:
                                                                --------------------------------------------------------------------
                                         September 30, 1997           1997             1998              1999            Thereafter
                                        --------------------    --------------    --------------    --------------    --------------

Pay Fixed/Receive Variable:
     Notional Value                     $    120,000            $      -          $    120,000      $      -          $      -
     Weighted Average Pay Rate                  6.24 %                 -    %             6.24 %           -    %            -   %
     Weighted Average Receive Rate (1)          5.72 %                 -    %             5.72 %           -    %            -   %

Receive Fixed/Pay Variable:
     Notional Value                     $    835,500            $   100,000       $    600,000      $    85,500       $   50,000
     Weighted Average Pay Rate (1)              5.68 %                 5.66 %             5.68 %           5.72 %           5.74 %
     Weighted Average Receive Rate              6.35 %                 6.26 %             6.14 %           7.73 %           6.84 %

Receive Variable/Pay Variable:
     Notional Value                     $       -               $      -          $       -         $      -          $     -
     Weighted Average Pay Rate                  -    %                 -    %             -    %           -    %           -    %
     Weighted Average Receive Rate              -    %                 -    %             -    %           -    %           -    %

Total Notional Value                    $    955,500            $   100,000       $    720,000      $    85,500       $   50,000
     Weighted Average Pay Rate (1)              5.75 %                 5.66 %             5.78 %           5.72 %           5.74 %
     Weighted Average Receive Rate (1)          6.27 %                 6.26 %             6.06 %           7.73 %           6.84 %

(1) Variable rates are held constant for future periods at their effective rates as of their most recent reset prior to September 30, 1997.

------------------------------------------------------------------------------------------------------------------------------------
Caps:
     Notional Value                     $  1,134,700            $   212,500       $    866,950      $    50,500       $    4,750
     Weighted Average Strike Rate              11.07 %                11.16 %            11.42 %          10.97 %           6.75 %


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 5.  Other Information.

     On October 10, 1997, an application was filed with the Office of the Comptroller of the Currency to merge Providian National Bank, a subsidiary of the Company, into First Deposit National Bank, another subsidiary of the Company. The merger, which is subject to regulatory approvals, is expected to occur on or after January 1, 1998.

     On October 30, 1997, the Board of Directors of the Company increased the number of voting Directors from eight to nine and appointed John L. Weinberg, who was previously a non-voting Director of the Company, as a full voting Director with a term scheduled to expire at the Company's 1999 annual stockholders meeting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits Required by Item 601 of Regulation S-K.

         Exhibit 10.1 Providian Financial Corporation Stock Ownership Plan, as amended on August 7, 1997.

         Exhibit 10.2 Providian Financial Corporation 1997 Employee Stock Purchase Plan, as adopted by the Board of Directors on August 7, 1997.

         Exhibit 27.1    Financial Data Schedule.

         (b)   Reports on Form 8-K.

         None.

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


                                       Providian Financial Corporation
                                       -------------------------------
                                                (Registrant)


Date: November 14, 1997                /s/ David J. Petrini
                                       --------------------
                                       David J. Petrini
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer and Duly
                                       Authorized Signatory)


Date: November 14, 1997                /s/ Daniel Sanford
                                       ------------------
                                       Daniel Sanford
                                       Vice President and Controller
                                       Chief Accounting Officer and Duly
                                       Authorized Signatory)

                                 EXHIBIT INDEX

Exhibit No.


Exhibit 10.1 Providian Financial Corporation Stock Ownership Plan, as amended on August 7, 1997.

Exhibit 10.2 Providian Financial Corporation 1997 Employee Stock Purchase Plan, as adopted by the Board of Directors on August 7, 1997.

Exhibit 27.1   Financial Data Schedule