Form 10-K405
period 1997-12-31
PROVIDIAN FINANCIAL CORP
filed 1998-03-31
CIK 1035713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of  1934
      For the transition period from  _______________ to  ______________


                         Commission file number 1-12897

                        PROVIDIAN FINANCIAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       94-2933952
    __________________                          _____________________________
 (State of incorporation)                   (I.R.S. Employer Identification No.)

  201 Mission Street, San Francisco, California            94105
    ______________________________________                _______
   (Address of principal executive offices)              (Zip Code)

                                (415) 543-0404
                                _______________
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------------------------  -----------------------------------------
Common Stock, $.01 par value           New York Stock Exchange
                                       Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No__
         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1998, 95,151,043 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,561,826,663, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the Registrant have been treated as owned by affiliates of the Registrant, although such treatment is not an admission of affiliate status of any such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report for the year ended December 31, 1997, are incorporated by reference into Parts II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998 (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

                        PROVIDIAN FINANCIAL CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                     PART I

ITEM 1    Business.............................................................
ITEM 2    Properties...........................................................
ITEM 3    Legal Proceedings....................................................
ITEM 4    Submission of Matters to a Vote of Security Holders..................

                                    PART II

ITEM 5    Market for Registrant's Common Equity and Related Stockholder
               Matters.........................................................
ITEM 6    Selected Financial Data..............................................
ITEM 7    Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................
ITEM 7A   Quantitative and Qualitative Disclosures about Market Risk...........
ITEM 8    Financial Statements and Supplementary Data..........................
ITEM 9    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................

                                    PART III

ITEM 10   Directors and Executive Officers of the Registrant...................
ITEM 11   Executive Compensation...............................................
ITEM 12   Security Ownership of Certain Beneficial Owners and Management.......
ITEM 13   Certain Relationships and Related Transactions.......................

                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......

Signatures......................................................................

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Providian Financial Corporation ("Providian Financial" or the "Company"), based in San Francisco, California, was incorporated in Delaware in 1984 under the name "First Deposit Corporation." The name of the Company was changed from First Deposit Corporation to Providian Bancorp, Inc. in 1994 and to Providian Financial Corporation in 1997. Prior to June 10, 1997, the Company conducted its operations as a wholly-owned subsidiary of Providian Corporation. On that date, Providian Corporation distributed all of the then outstanding common stock of the Company to the stockholders of Providian Corporation in a spinoff of the Company (the "Spinoff"). The Company is listed on the New York Stock Exchange and the Pacific Exchange under the symbol PVN.

     Providian Financial is a diversified consumer lender, offering a range of lending products, including unsecured credit cards, revolving lines of credit, home loans, secured and partially secured credit cards, and fee-based products. Through these products and services, the Company seeks to achieve diversified earnings sources, with both spread-based and fee-based income from loans and related products and services. The Company also offers deposit products to customers nationwide.

     The Company develops its customer relationships primarily through direct mail and telephone. The Company uses a customer focused, market driven business approach that emphasizes market selection, customer targeting, customer acquisition and profitability management. This approach, which the Company refers to as an "engineering approach," is technology and information intensive, and analyzes the extensive data collected from Company operations and test programs to identify and respond to consumer needs based on actual behavior in the marketplace. Utilizing this engineering approach, the Company has evolved from a one-market, one-product company in 1985, when it introduced its first product, to a multi-market, multi-product provider of consumer financial services.

    The Company conducts its business through its wholly owned financial institution subsidiaries and other wholly owned subsidiaries. Each of these entities performs a particular role in support of the business, depending in part on the powers it is granted from its chartering regulator or state of incorporation. To the extent legally permissible, however, the Company's various business areas are operated in a consolidated manner among the different legal entities. The Company's lending activities are currently conducted through Providian National Bank(1) ("PNB"), Providian Bank ("PB") and Providian Credit Corporation ("PCC"). FDIC-insured deposits are accepted by PNB and PB. A variety of servicing activities are performed in support of PNB, PB and PCC by Providian Bancorp Services ("PBS"), another wholly owned subsidiary of the Company.


BUSINESS STRATEGY

     Providian Financial seeks to rapidly build shareholder value by generating profitable growth in its core markets, building competitive advantage by using proprietary marketing and profitability management approaches, and making acquisitions on an opportunistic basis. The Company's focus is on increasing the profitability and persistency of each customer relationship as well as the number of customer relationships and the number of markets served.

---------------------
(1) Providian National Bank is the surviving entity in the merger, consummated on January 1, 1998, of the former Providian National Bank, then a subsidiary of the Company, into First Deposit National Bank. Immediately following the merger, First Deposit National Bank changed its name to Providian National Bank.

     The Company's customer and product strategy is centered on the development of "universal" offers that are designed to appeal to a broad range of consumers within its target markets, utilizing specific terms that can be customized at the time of sale to meet individual borrowing needs. Drawing upon its proprietary databases and analytical techniques, the Company has developed targeting and credit models which are used to identify qualified consumers.
When a consumer responds to an offer, the Company uses internally developed technology to customize credit lines, rates and terms in a manner designed to meet the consumer's needs. The goal is to meet as many of these needs as possible, within the Company's risk parameters, in order to become the consumer's "primary lender." Following account origination, the Company monitors account performance on an individual and portfolio basis and utilizes a variety of customer management tools in order to build long-term relationships with customers while controlling portfolio risk and achieving targeted returns.

     The Company has invested significant resources to the development of four key capabilities that are central to its customer and product approach:
(i) market selection (segmenting consumer markets to identify as potential customers those individuals whose needs are underserved and who meet the Company's risk and profitability goals); (ii) customer targeting (attracting customers through focused marketing and sales strategies and distribution systems tailored to their needs); (iii) customer acquisition (efficiently providing customized products and services that respond to consumer needs so as to foster long-term, profitable customer relationships); and (iv) profitability management (balancing of risk and return in order to achieve targeted profits, with investment focused in the areas that management views as having the highest value, including the continuous improvement of operations).

     The Company seeks to utilize its targeting and database management capabilities to generate business and customer leads. The Company then combines pricing, credit and collections into one integrated strategy as a means of controlling risk and seeking high margins and returns. Pricing decisions are based on an analysis of risk, as well as on competitive factors and customer price sensitivity. Credit decisions are based on the Company's credit philosophy and its experience in managing credit risk. Collections efforts focus on the action or inaction of the customer ("event driven"), rather than on the passage of time ("time driven"). A separate asset recovery group focuses on closed accounts where recovery of amounts due is the principal objective.

PRODUCTS AND SERVICES

Unsecured Spread Products

     Providian Financial (through its subsidiaries) originates, maintains and services unsecured consumer loans ("Unsecured Spread Products") generated primarily through Visa and MasterCard credit cards. The Company (through its lending subsidiaries) ranks among the fifteen largest issuers of bank credit cards in the United States, and also has a portfolio of unsecured revolving line of credit loans accessed by checks rather than credit cards. At December 31, 1997, the Company had $8.0 billion of managed loans outstanding in its Unsecured Spread Products portfolio (of which $1.9 billion were on-balance sheet). The Company markets its Unsecured Spread Products to consumers nationwide, primarily through the direct mail and telemarketing channels.

     The credit process for Unsecured Spread Products begins with a "prescreening" review which identifies creditworthy consumers who are likely to be eligible for an account. These c onsumers generally receive direct mail solicitations or solicitations by telephone. Applications are reviewed against criteria established by the applicable subsidiary bank's loan committee. Pricing and credit limits are established on an individualized basis, based on the customer's risk profile and the customer's loan feature preferences and price sensitivity. In this manner, the Company seeks to configure a set of terms that meets the customer's needs as well as its own risk/return parameters. Payment performance and risk profiles of accountholders are continually monitored, and the Company may adjust the benefits and pricing on the accounts as the relationship evolves.

     Under the Company's "primary lender" strategy, the Company seeks to identify customers who prefer to revolve balances. Creditworthy customers are offered high credit lines where appropriate to meet their borrowing needs, consistent with the Company's risk parameters. The Company offers unsecured loan products having both fixed and variable rates. Introductory rates, which may be as low as 0%, may be offered for an initial courtesy period, and the Company may offer customers rewards for opening and/or using a credit card account. Most accounts include performance-based pricing terms pursuant to which the rates will increase automatically in the event the customer fails to comply with certain terms of the account agreement. The Company typically charges late payment fees, returned check fees and overlimit fees, and may charge other fees it considers appropriate. Each accountholder enters into an agreement governing the terms and conditions of the account. The Company reserves the right to change or terminate any terms, conditions, services or features of the account (including increasing or decreasing periodic finance charges, other charges or minimum payments). Credit limits are adjusted periodically based upon the Company's continuing evaluation of an accountholder's credit behavior.

     In an effort to minimize credit losses on existing accounts, the Company periodically updates the credit profiles of its customers. This update allows the Company to reassess the probability of default and more actively manage higher risk accounts. Current collection practices are characterized by quick intervention when payments become overdue, automated calling systems designed to improve efficiency in contacting customers, and close monitoring of delinquencies and credit losses.

     Current collections policy consists primarily of the following: (i) statements are sent monthly and accountholders have approximately 30 days after the statement date to remit payments before an account is considered past due;
(ii) risk assessment and segmentation models are used to determine when to contact accountholders by telephone after an account balance becomes past due, with an emphasis on early intervention for those accounts with the highest risk;
(iii) arrangements may be made with accountholders to extend or change payment schedules; (iv) collection efforts are event-driven and, thus, accounts are escalated to more experienced collectors, suspended, closed, and/or referred for legal collection based on customer behavior rather than on the passage of time; and (v) legally permissible collections activities continue after an account is charged off.

     The Company's policy is to charge off the principal balance of delinquent accounts no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment which qualifies under the Company's standards. Related interest and fee charges are written off as a reversal of current earnings. Account balances for deceased accountholders are written off upon determination of collectibility (generally, upon verification of no estate). Account balances for bankrupt accountholders are written off upon determination of post-bankruptcy collectibility (generally, upon appropriate verification).

     On January 30, 1998, PNB purchased a portfolio of unsecured credit card receivables from First Union Direct Bank, N.A. consisting of 549,000 accounts, including 323,000 active accounts, for a purchase price of $959 million (subject to certain post-closing adjustments). Other portfolios of unsecured consumer loans may be purchased by the Company from time to time.

Home Loan Products

     The Company's home loan products ("Home Loan Products") consist primarily of home equity lines of credit, which are offered to targeted individuals in 26 states through direct mail and telemarketing. At December 31, 1997, the Company had $1,063 million of managed home loans outstanding (of which $563 million were on-balance sheet).

     The Company's strategy for Home Loan Products is to target homeowners with significant debt, and to offer them a home equity line of credit for debt consolidation and cost savings through a lower interest rate and tax advantages. By taking a security interest in the customer's home, the Company can offer an attractive opportunity to customers who might otherwise be unable to achieve debt consolidation, while managing risk in a manner the Company considers prudent. Many of the skills employed to execute this strategy for Home Loan Products were originally developed for Unsecured Spread Products. These skills, including database marketing, customer targeting and risk management, have been adapted by the Company specifically for home equity lending.

     In executing its Home Loan Product strategy, the Company focuses on the following principles: (i) evaluating the borrower's credit history in addition to the value of the real estate which secures the loan; (ii) marketing through direct mail, which allows both customer and regional selectivity and allows the Company to react quickly to local economic and real estate market changes; (iii) utilizing a two-step process of lead generation and lead conversion with a universal offer and customization at the back end; and (iv) establishing primary lender relationships by successfully targeting borrowers and consolidating debt.

     The Company offers home equity lines of credit with higher loan-to-value ratios, which may exceed 100%, when the Company considers it warranted based on the customer's credit quality and other factors. Home equity lines of credit are currently structured as 15-year loans, with a 10-year revolving period followed by a five-year amortization. Interest rates on the Company's home equity lines of credit are generally variable and are indexed to the prime rate. Credit lines, loan-to-value ratios and interest rates (the spread above the prime rate) are determined by collateral and credit quality levels. For certain customers, the Company has also offered fixed rate, amortizing mortgage loans, primarily as a part of its customer retention strategy. However, the Company may offer increased numbers of fixed rate, amortizing mortgage loans in the future.

     The Company uses proprietary models to prescreen and target individuals whom it considers to be creditworthy and to be candidates for debt consolidation. Using proprietary underwriting criteria, the Company segments responding individuals based on credit risk, collateral value and market risk. To ensure that it is appropriately compensated for the risks incurred, the Company uses a risk-based pricing strategy that is a function of borrower risk and collateral risk. Within these parameters, each customer's loan is tailored to meet that customer's individual needs.

     By using direct marketing rather than a branch-based distribution system, the Company seeks to avoid high overhead costs and maintain the flexibility to easily enter and exit geographic markets. This flexibility is another key tool in the Company's overall risk management strategy. Credit bureau prescreening is the primary source for lead generation. Leads have also been obtained on a selected basis from other channels, such as telemarketing, mortgage brokers and Unsecured Spread Product customers, and through the purchase of vertical lists of new homeowners.

     Collection efforts for Home Loan Products are internally managed, from the initial contacts with the borrower to the time that an account is referred to outside counsel for foreclosure when appropriate.

Unbanked Products

     The Company's unbanked products ("Unbanked Products") are designed to serve a population that the Company believes has been, and continues to be, largely underserved by traditional financial institutions. This population consists of individuals who have limited access to credit and are unable to qualify for traditional credit cards due primarily to a lack of credit history or past credit problems. Unbanked Products offer these consumers access to the credit card payment system and an opportunity to establish or reestablish their credit standing.

     Historically, the Company's principal Unbanked Product has been a credit card secured or partially secured by a savings deposit. Under this program, the customer opens an interest-bearing, FDIC-insured savings account and makes an initial deposit. The customer grants the Company a security interest in the savings account in order to protect the Company against losses on the customer's credit card account. The amount required to be deposited into the savings account may be less than the customer's credit limit and the portion of the account collateralized by the savings account may change over time as the customer's credit limit changes. More recently, the Company has offered an unsecured credit card to certain segments of the Unbanked population. These cards have processing and annual membership fees and lower credit lines than are generally available with Unsecured Spread Product credit cards.

     The interest rate on the Unbanked credit card accounts is generally a fixed rate, which may be subject to increase if the customer fails to comply with the terms of the account agreement. For secured and partially secured credit cards, the savings account yield is tiered, based on the balance of the deposit. At December 31, 1997, the Company had over one million credit card accounts in its Unbanked Product line, with $858 million of credit card receivables outstanding. The Company (through its lending subsidiaries) is the largest issuer of secured credit cards in the United States, based on published surveys.

     The Company's strategy for Unbanked Products is based, in part, on its attitude toward, and treatment of, customers in this population. The Company believes that these customers have traditionally been treated by others as undesirable or have been offered secured credit solely as a counteroffer when the applicant fails to qualify for unsecured credit. In contrast, the Company proactively seeks to build relationships with customers in this market and targets them with solicitations for its products and services. Through its proprietary targeting and credit risk models, the Company has been able to identify segments of the customer population that it believes will have significantly lower default rates than the average of the Unbanked population, allowing the Company to offer a prudent mix of secured and unsecured credit and other product features designed to meet the customer's needs consistent with the Company's profitability and risk guidelines. The Company believes that designing different product offers for different customer segments has increased the response and acceptance rates for its Unbanked Products. Account performance is monitored, and product features (including pricing and the amount of unsecured credit granted) may be adjusted after account opening in order to strengthen the customer relationship and increase account profitability over time.

     In the collections area, activity is focused on those accounts where the balance exceeds the Company's security interest. Accounts which represent little or no principal loss risk to the Company are still collected, but with less labor intensive and more cost effective methods. This approach is consistent with the Company's strategy of focusing on those segments that the Company believes will yield the greatest financial impact.

Fee-Based Products

     Providian Financial has developed a number of fee-based products ("Fee-Based Products") which are marketed primarily to its consumer loan customers. The current product portfolio is focused on broad themes: home, health, credit and auto.

     Applying the engineering approach, the Company assembles various services sourced internally or through third-party vendors, and distributes the bundled products to customers. Currently marketed Fee-Based Products include Providian Health Advantage, DrivePro, Credit Protection, PricePro and Home Protection.(1) Providian Health Advantage offers prescription and other health-related discounts and referrals; DrivePro offers emergency towing service, auto maintenance discounts and other auto- and travel-related benefits; Credit Protection offers deferral of loan payments in case of unemployment, disability or hospitalization; PricePro offers shopping-related discounts; and Home Protection offers benefits similar to Credit Protection or, for certain customers, a standby line of credit to assist with rent or mortgage payments in case of unemployment, disability or hospitalization and home-related product discounts. Fee-Based Products often have a choice of benefit levels and are priced according to the chosen benefit level.

Geographic Diversity

     The Company's loan portfolios are geographically diversified. The distribution of outstanding Unsecured Spread Product and Unbanked Product credit card balances among the states generally reflects their relative shares of the United States population, with no significant regional concentration of credit risk. The Home Loan Products portfolio is geographically diversified among the metropolitan areas in which the Company offers its Home Loan Products.

-------------
(1) DrivePro, PricePro and Home Protection are registered service marks of Providian Financial. Providian Health Advantage is a service mark of Providian Financial for which federal registration is pending.

Competition

     The Company faces intense and increasing competition from other consumer lenders. In particular, the Company's credit card business competes with national, regional and local bank card issuers, and with other general purpose credit card issuers. The Company also competes, to a lesser extent, with issuers of single purpose cards, such as department stores and oil companies. New issuers have entered the market in recent years. Large credit card issuers may compete with the Company for customers by offering lower interest rates and fees. In addition, competitors are continually introducing new tactics to attract customers and increase their market share. The most heavily used techniques are advertising, target marketing, balance transfers, price competition, incentive programs and co-branding (for example, using the name of a sports team or a professional association on their credit cards). In response to competition, issuers of credit cards have lowered interest rates and offered incentives to retain existing customers and attract new ones.

     The Company also faces intense competition with respect to its Home Loan Products. More competitors are now employing direct marketing programs to attract home equity borrowers. These competing programs include some that are similar to the programs and strategies that the Company has used to attract new home equity accounts and encourage borrowings on these accounts. Competition for customers in the Unbanked population has increased recently as additional lenders have been attracted to this market opportunity.

     In addition to competition for customers, the Company faces competition when it seeks to obtain funds to use in its business. This competition comes from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits, sell debt securities or sell securities backed by assets such as receivables.

FUNDING AND LIQUIDITY

     Through its banking subsidiaries, the Company offers deposit products directly to its retail customer base. These deposit products include money market deposit accounts and certificates of deposit ("CDs") ranging in term from three months to five years. The Company markets its retail deposits primarily by submitting its offered rates to national surveys and by providing toll-free numbers for potential and existing customers to obtain rate quotes. The Company also maintains relationships with national broker-dealer networks which offer retail CDs to their customers under master CD structures. In addition, the Company's banking subsidiaries offer directly-placed and broker-placed wholesale CDs and negotiable CDs. Additional funding sources for the Company's subsidiaries include term federal funds, uncommitted overnight federal funds lines and a committed revolving credit facility (currently $1.2 billion). The Company has also obtained funding through the issuance of mandatorily redeemable capital securities and is a party to several short-term credit facilities totaling $275 million. In March 1998, PNB issued $200 million of five-year 6.70% senior bank notes under a recently launched program pursuant to which PNB can issue short- and medium-term fixed and variable rate notes.


  The Company obtains a significant portion of its funding through asset securitizations. A securitization generally involves the transfer by the Company of the receivables generated by a pool of accounts to a trust or other special purpose entity created for the securitization. Certificates issued by that entity represent undivided ownership interests in the pool of transferred receivables. The securitization results in the removal of the receivables from the Company's books for financial and regulatory accounting purposes. For tax purposes, the investor certificates are characterized as collaterized debt financing of the Company. The primary objectives of the Company's securitization activities are to diversify its funding sources and obtain an efficient all-in cost of funds, including the cost of capital. For a discussion of the Company's securitization program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ORGANIZATIONAL STRUCTURE

     Providian Financial operates principally through four wholly owned subsidiaries, each of which is described below.

     Providian National Bank. PNB, headquartered in Tilton, New Hampshire, is a national banking association organized under the laws of the United States.
PNB, originally organized as a state bank in 1853, converted to a national charter in 1865. PNB changed its name from First Deposit National Bank ("FDNB") on January 1, 1998, when the former Providian National Bank, then a national bank affiliate of FDNB, merged with and into FDNB.

     Providian Bank. PB, headquartered in Salt Lake City, Utah, is an industrial loan corporation organized under the laws of Utah. PB became a member of the FDIC in April 1996 and has the authority to take federally insured deposits.

     Providian Credit Corporation. PCC, headquartered in San Francisco, California, was established in 1994. PCC is a finance company which has purchased and currently holds a portfolio of consumer loan receivables originated by PNB. In addition, PCC originates home loans in Florida.

     Providian Bancorp Services. PBS, headquartered in San Francisco, California, provides legal and human resources support, accounting and finance services, data processing, loan and deposit processing, credit card account opening, customer service, collections, and related services for PNB, PB and PCC on a cost reimbursement basis.

EMPLOYEES

     As of December 31, 1997, Providian Financial (consolidated with its subsidiaries) had 4,016 employees and a total workforce (including temporaries and contractors) of 4,357.

REGULATORY MATTERS

     As a national bank, PNB is primarily regulated by the Comptroller of the Currency (the "Comptroller"). The deposits of PNB are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the extent allowed by law, and, accordingly, PNB is subject to assessment for deposit insurance premiums and is subject to certain regulations of the FDIC. As a member of the Federal Reserve System, PNB is also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

     As a Utah industrial loan corporation that is not a member of the Federal Reserve System, PB is primarily regulated by the Utah Department of Financial Institutions and the FDIC. As with PNB, the deposits of PB are insured by the BIF to the extent allowed by law.

Nonbank Bank Status

     Even though PNB is a national banking association, prior to 1987 it was not considered a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it did not both accept demand deposits and make commercial loans. The definition of "bank" under the BHCA was revised by the Competitive Equality Banking Act of 1987 ("CEBA") to include generally all FDIC-insured institutions. However, the Company is not required to register as a bank holding company under the BHCA because CEBA grandfathers the ownership of "nonbank banks" that existed on March 5, 1987 so long as certain restrictions are observed. These restrictions include prohibitions on new activities and on affiliate overdrafts as well as limitations on such banks' ability to cross-market their products and services with products and services of their affiliates.

     PB is not a "bank" as defined in the BHCA because it qualifies for another exemption in CEBA, i.e., it is an industrial loan corporation organized under the laws of Utah, and it was acquired by the Company on or before August 10, 1987. Accordingly, the Company is not required to register as a bank holding company as a result of its ownership of PB.

     The Company could be required to register as a bank holding company under the BHCA (and become subject to its limitations) if PNB violates the CEBA restrictions or if the Company or any of its affiliates acquires an additional insured depository institution (excluding exempt institutions such as credit card banks) or a significant portion of such an institution's assets. If the Company were required to register as a bank holding company, it would be subject to the restrictions set forth in the BHCA, which, among other things, would limit the Company's activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

Deposit Insurance Assessments

     Under the FDIC's risk-based insurance assessment system, the FDIC places each insured institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). See "--Capital Requirements." Each insured institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. The FDIC has adopted an annual assessment rate schedule which provides for a range of 0% to 0.27%. PNB and PB are currently assessed at the 0% rate, in accordance with their risk classification. As holders of BIF-insured deposits, PNB and PNB are also subject to assessment for payment of Financing Corporation ("FICO") bonds issued in the 1980s as part of the resolution of the problems of the savings and loan industry. Until December 31, 1999, BIF-insured deposits are to be assessed for FICO bond payments at an annual rate estimated to be approximately 0.0129%. Beginning January 1, 2000, BIF-insured deposits are required to be assessed on a pro rata basis with deposits insured by the Savings Association Insurance Fund at an annual rate estimated to be approximately 0.0243% of such deposits. As of December 31, 1997, all of PNB's and PB's deposits were BIF-insured deposits.

Capital Requirements

     The Comptroller has adopted risk-based capital guidelines to which PNB is subject. The FDIC has adopted similar guidelines which apply to PB. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     Under these guidelines, an institution's capital is divided into two tiers. The first tier ("Tier 1") includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary ("Tier 2") capital includes, among other items, cumulative and limited-life preferred stock, mandatorily convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions.

     Under current guidelines, institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%. The Comptroller or the FDIC may, however, set higher capital requirements when an institution's particular circumstances warrant.
The Comptroller and the FDIC have also established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and 3% plus a cushion of at least 100 to 200 basis points for institutions that do not meet the criteria. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum. As of December 31, 1997, PNB had a total risk-based capital ratio of 13.20%, a Tier 1 risk-based capital ratio of 11.94% and a leverage ratio of 17.61%, on a historical pro forma basis, and PB had a total risk-based capital ratio of 23.24%, a

Tier 1 risk-based capital ratio of 21.86% and a leverage ratio of 14.88%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy" for a discussion of the regulatory capital guidelines.

     As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Comptroller and the FDIC in 1994 and 1995 revised their risk-based capital rules to take account of concentration of credit risk, interest rate risk and risk arising from non-traditional activities. The agencies identified these risks, together with an institution's ability to manage them, as important factors in assessing overall capital adequacy, but did not attempt to quantify them for use in formula-based capital calculations. In 1996, the Comptroller and the FDIC further revised their risk-based capital rules to take account of market risk. Beginning January 1, 1998, financial institutions with 10% of total assets in trading activity, or $1 billion in trading, are required to use internal risk measurement models to calculate their capital exposure and to hold capital in support of that exposure. In addition, institutions that fail to accurately predict the results of their trading activities will be subject to an additional capital charge. None of these revisions has had a material impact on the Company.

     Since at least 1994, the United States federal banking regulators have been considering establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. In 1995, the Comptroller, the FDIC and other United States federal regulators adopted a "low-level recourse" regulation, amending the risk-based capital standards pertaining to asset transfers in which an institution retains recourse risk but contractually limits its exposure, in which case the required amount of risk-based capital will not exceed the institution's maximum contractual liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Adequacy." In addition, the federal banking regulators in August 1997 proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. If adopted, these regulations may increase the cost of credit enhancement provided by banks in connection with the securitization of consumer loan receivables while possibly reducing the cost of senior securities issued in such transactions. The Company is unable at this time to assess the impact this proposal would have on its business.

Federal Deposit Insurance Company Improvement Act of 1991

     Among other things, FDICIA requires United States federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the Comptroller and the FDIC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

     Undercapitalized institutions are subject to growth limitations and must submit a capital restoration plan. In addition, undercapitalized institutions cannot accept brokered deposits (which include deposits purchased through a third-party broker). An "adequately capitalized" institution cannot accept brokered deposits unless it receives a waiver from the FDIC, in which case it may not pay an interest rate on any deposit in excess of 75 basis points over the prevailing rate in its market. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator and may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on their subordinated debt (subject to certain exceptions).

     As of December 31, 1997, each of PNB (as a separate entity and on a historical pro forma basis) and PB met the requirements to be considered a "well capitalized" institution. Under the regulatory definition of brokered deposits, as of December 31, 1997, PNB, on a historical pro forma basis, had brokered deposits of $859 million.

Consumer Protection Laws

     The relationship of Providian Financial's lending subsidiaries and their customers is extensively regulated by United States federal and state consumer protection laws. The most significant laws include the Truth-in-Lending Act of 1968, Equal Credit Opportunity Act of 1974, Fair Credit Reporting Act of 1970, Home Mortgage Disclosure Act of 1975, Truth-in-Savings Act of 1991, Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and Electronic Funds Transfer Act of 1978. These statutes, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, these statutes limit the liability of credit card holders for unauthorized use, prohibit certain discriminatory practices in extending credit, and impose certain limitations on the types of charges that may be assessed and the use of consumer credit reports.

     The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of an inconsistent law of the state in which the bank's customers are located. This ability to "export" rates is relied upon by PNB and facilitates its nationwide credit card and consumer lending businesses. A similar right is granted to state institutions such as PB in the Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDMCA"). In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller's interpretation that interest includes late payment fees, insufficient funds fees, overlimit fees and certain other fees and charges
associated with credit card accounts.   This decision does not directly apply to
state institutions such as PB. Although several courts have upheld the ability of state institutions to export certain types of fees, a number of lawsuits have been filed alleging that the laws of certain states prohibit the imposition of late fees. If the courts do not follow existing precedents, PB's ability to impose certain fees could be adversely affected.

Legislative Developments

     Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, limiting the use of social security numbers, permitting affiliations between banks and commercial, insurance or securities firms, and other regulatory restructuring proposals. There have also been proposals in state legislatures in recent years to restrict telemarketing activities, impose statutory caps on consumer interest rates, limit the use of social security numbers and expand consumer protection laws. It is impossible to determine whether any of these proposals will become law, and, if so, what impact they will have on the Company.

     Several states have passed legislation that attempts to tax the income of out of state lenders derived from loans, including credit card loans, made to residents of such states. The Company believes that this development will not materially affect its business results.

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part. Since the interest paid on the Company's Home Loan Products is generally deductible under current law, the reduction or elimination of this tax benefit could have a material adverse effect on the demand for those products.

Dividends and Transfers of Funds

     United States federal law limits the extent to which PNB or PB can finance or otherwise supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, restrictions concerning the payment of dividends, Sections 23A and 23B of the Federal Reserve Act of 1913 governing transactions between a financial institution and its affiliates, and United States federal regulatory oversight to prevent unsafe or unsound practices. In general, United States federal banking laws prohibit an insured depository institution from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. See "--Capital Requirements." PB is subject to similar Utah laws governing industrial loan corporations and the general supervision of the Utah Department of Financial Institutions.

Investment in the Company and its Subsidiary Banks

     Certain acquisitions of capital stock of the Company may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of capital stock of the Company in excess of the amount that can be acquired without regulatory approval.


     Each of PNB and PB is an "insured depository institution" within the meaning of the Change in Bank Control Act of 1978. Consequently, United States federal law prohibits any individual or entity from acquiring "control" of the Company without, in most cases, prior written approval of the applicable primary United States federal regulator. Control is conclusively presumed if, among other things, an individual or entity acquires more than 25% of any class of voting stock of the Company. A rebuttable presumption of control arises if an individual or entity acquires more than 10% of any class of voting stock and is subject to any of a number of specified "control factors" as set forth in the applicable regulations. Under the Utah Financial Institutions Act, approval from the Utah Commissioner of Financial Institutions would be required for a change in the control of PB.

     Under the BHCA no individual or entity can acquire "control" of Providian Financial, and no bank holding company can directly or indirectly acquire ownership or control of more than 5% of the voting shares of the Company, without the prior written approval of the Federal Reserve Board. Control is conclusively presumed if, among other things, an individual or entity acquires more than 25% of any class of voting stock of the Company. For certain holdings of less than 25%, the Federal Reserve Board may still find that a control relationship exists for purposes of the BHCA. Because Providian Financial's CEBA grandfather rights are non-transferable, if any individual or entity acquired control of the Company for purposes of the BHCA, or if a bank holding company acquired ownership or control of more than 5% of the voting shares of the Company, the Company would be required to limit its and its non-banking subsidiaries' activities to those activities deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

CAUTIONARY STATEMENTS

  Certain statements contained herein include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, as well as other statements which are not historical fact, statements as to industry trends or as to future results of operations of the Company. Forward-looking statements are not guarantees of future performance. Undue reliance should not be placed on forward-looking statements. Such forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

Intense Competition

     The Company faces intense and increasingly aggressive competition from other consumer lenders in all of its product lines. Competitive practices, such as the offering of lower interest rates and fees and the offering of incentives to retain existing customers and attract new ones, could hurt the Company's ability to obtain and retain customers. A decrease in the rate at which new loans are originated, or an increase in the rate at which customers repay their loans, could hurt the Company's profitability. Many of the Company's competitors are substantially larger and have greater financial resources than the Company, and customer loyalty is often limited.

Increased Delinquencies and Credit Losses

     The delinquency rate on the Company's consumer loans has increased in recent years. The rate at which the Company's consumer loans are charged off as uncollectible, referred to as the credit loss rate, has also increased in recent years, reflecting, among other things, an increase in the number of customers seeking protection under the bankruptcy laws. Increased delinquencies and credit losses could occur in the future in the event of a national or regional economic downturn or recession, or for other reasons. Delinquency and credit loss rates could also increase if the average age of the loans in the Company's loan portfolios increases. Slower growth in new loan originations, an increase in portfolio acquisitions, or increased rates of customer repayments due to attrition or competition could reduce the proportion of younger loans in the Company's portfolio, resulting in increased rates of loss.

Vendor Relationships

     The Company's business depends on a number of services provided by third parties, including nationwide credit bureaus, postal and telephone service providers, bankcard associations and providers of transaction processing services. A major disruption in one or more of these services could significantly hurt the Company's operations.

Interest Rate Changes

     The rate of interest the Company pays on its borrowings may increase if market interest rates rise. If the rate of interest the Company earns on its loans does not increase by the same amount, the Company's earnings could be reduced. The Company's earnings could also be hurt in a period of falling interest rates if the rates on its consumer loans fall faster than those on its borrowings. The Company seeks to manage these risks through the use of measurement, monitoring and hedging techniques. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Market Risk Management."

Cost and Availability of Funding

     The Company obtains funding for its lending operations primarily from depositors, institutional investors, commercial lenders and asset securitizations. Changes in the credit or asset securitization markets could make one or more of these funding sources more expensive or unavailable. These changes could result from changes in the regulatory, tax and accounting environment, competition for funds, events that disrupt capital markets, or other reasons beyond the Company's control. Competition for funding sources comes from a wide variety of institutions, many of which have greater resources and higher financial ratings than those of the Company.

Government Policy and Regulation

  Federal and state laws significantly limit the types of activities in which the Company's banking subsidiaries may engage. In addition, federal and state consumer protection and debtor relief laws limit the manner in which the Company may offer, extend, manage and collect loans. The United States Congress and the states may enact new laws and amendments to existing laws that further restrict consumer lending, including changes to the laws governing bankruptcy, which could make it more difficult or expensive for the Company to collect its loans. The Company's earnings could also be hurt by changes in government fiscal or monetary policies, including changes in the Company's rate of taxation, and by changes in general social and economic conditions.

Growth, Product Development and Operations

     In order to meet its business objectives, the Company will need to achieve its growth targets. As the industry evolves, there is no assurance that the Company will be able to maintain and develop products and services that will enable it to sustain recent rates of growth and profitability. Consumer loan portfolios that have been or may be acquired from third parties may not perform as expected. The Company's growth and profitability are also dependent on its ability to retain key managers, attract highly capable employees, maintain and develop the systems necessary to operate its businesses and control the rate of growth of its expenses. Expenses could significantly increase due to conversion costs and other expenses related to acquisitions, new product development, increased funding or staffing costs and other internal and external factors.

Other Industry Risks

     The Company faces the risk of fraud by accountholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of its products. There is also a risk of litigation, including class action litigation, challenging the Company's product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws.

ITEM 2.  PROPERTIES

     Providian Financial leases its principal executive offices at 201 Mission Street, San Francisco, California, currently consisting of approximately 133,250 square feet. The initial lease term expires July 31, 2001. The Company owns its processing center at 4900, 4920, 4940, 5020 and 5040 Johnson Drive, Pleasanton, California, consisting of approximately 282,420 square feet. PNB's offices are located at 295 Main Street, Tilton, New Hampshire, and are owned. PB's offices are located at 4001 South 700 East, Salt Lake City, Utah, and are leased.

     Significant support activities occur at the following leased premises: 150 Spear Street, San Francisco, California (130,629 square feet); 160 Spear Street, San Francisco, California (60,713 square feet); and 2700 Gateway Oaks Drive, Sacramento, California (91,174 square feet). Additional support premises that are leased are located at 53 Regional Drive, Concord, New Hampshire; 680 Fourth Avenue, Louisville, Kentucky; 427, 431 and 435 Executive Court North, Fairfield, California; 5215 Wiley Post Way, Salt Lake City, Utah; and 53 Regional Drive, Concord, New Hampshire. Warehouse space is also leased in Pleasanton, California.

ITEM 3.  LEGAL PROCEEDINGS

     Providian Financial has been named as a defendant in various legal actions arising in the ordinary course of the Company's business. In the opinion of the Company, any liability that is likely to arise with respect to these actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Information concerning the market for the Registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Range and Dividends," on page 56 of the Registrant's Annual Report for the year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on pages 18 and 19 of the Registrant's Annual Report for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 20 through 38 of the Registrant's Annual Report for the year ended December 31, 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Market Risk Management," on pages 36 through 38 of the Registrant's Annual Report for the year ended December 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page 40, "Consolidated Statements of Income," on page 41, "Consolidated Statements of Changes in Shareholders' Equity," on page 42, "Consolidated Statements of Cash Flows," on page 43, "Notes to Consolidated Financial Statements," on pages 44 through 55, "Report of Independent Auditors," on page 39, and "Quarterly Data," on page 56, of the Registrant's Annual Report for the year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Name and Age                        Principal Occupation and Business Experience
--------------------------  -------------------------------------------------------------
Shailesh J. Mehta           Chief Executive Officer of the Company since 1988 and
Age:  48                    Chairman of the Board and President of the Company since
                            June 1997.  Mr. Mehta was President and Chief Operating
                            Officer of Providian Corporation from December 1994 to June
                            1997.  He served as Executive Vice President at Providian
                            Corporation and as Chairman and Chief Executive Officer of
                            Providian Direct Insurance, a division of Providian
                            Corporation, from August 1993 to December 1994.


Seth A. Barad               Executive Vice President of the Company since January 1997,
Age: 42                     with responsibility for the management of marketing and
                            operations for Unbanked Products.  Mr. Barad joined the
                            Company as Senior Vice President in October 1994, with
                            responsibility for the management of Unbanked Products.
                            Prior to working at the Company, he spent one year at GE
                            Capital, where he was responsible for managing corporate
                            card and purchasing card products.  Mr. Barad worked for
                            American Express Company for eight years prior to his
                            employment at GE Capital.


David B. Smith              Executive Vice President of the Company since January 1997,
Age: 46                     with responsibility for Unsecured Spread and Home
                            Loan Product operations.  From July 1996 to January 1997,
                            Mr. Smith was Senior Vice President of the Company.  From
                            1995 to July 1996 he was Chief Technology Officer for
                            Providian Corporation and in 1994 he was responsible for
                            life insurance marketing, systems and operations for
                            Providian Direct Insurance.  From 1990 to 1994, he served as
                            Senior Vice President of the Company, with responsibilities in various aspects of operations, systems and marketing for
                            Unsecured Spread Products.  Mr. Smith joined the Company in
                            1986.


David Alvarez               Executive Vice President of the Company since June 1997,
Age: 29                     responsible for Unsecured Spread Product marketing and
                            credit. Mr. Alvarez was Senior Vice President of the Company from November 1995 to June 1997, with responsibilities for
                            Unsecured Spread and Home Loan Product marketing. He was Vice
                            President, Marketing for Unsecured Spread Products from June
                            1993 to November 1995. Prior to that period, he was Vice
                            President, Market Management for the Company. Mr. Alvarez
                            joined the Company in 1990.

Name and Age                   Principal Occupation and Business Experience
--------------------------  -------------------------------------------------------------
Ellen Richey                Executive Vice President, General Counsel and Secretary of
Age: 49                     the Company since June 1997. Ms. Richey was Senior Vice
                            President, General Counsel and Secretary from January 1995 to June 1997, and Deputy General Counsel from January to
                            December 1994.  Ms. Richey was an attorney in private
                            practice from 1980 to 1993 and a partner at the law firm of
                            Farella Braun & Martel LLP from 1985 to 1992.


David J. Petrini            Senior Vice President and Chief Financial Officer of the
Age: 37                     Company since January 1997.  Mr. Petrini was Senior Vice
                            President and Senior Financial Officer of the Company from
                            December 1994 to January 1997 and Vice President of the
                            Company from 1990 to December 1994.   Additionally, he had
                            responsibility for the Company's San Francisco
                            administrative and systems services in 1994.  Mr. Petrini
                            joined the Company as Audit Manager in 1986 and was later
                            named Assistant Vice President.  He was promoted to
                            Controller in 1988.

ITEM 11.    EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings" and "Human Resources Committee Executive Compensation Report" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Report of Independent Auditors and consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages 39 through 55 of the Annual Report for the year ended December 31, 1997, are incorporated by reference herein:

                                                                    Page
                                                                  --------
Report of Independent Auditors                                      39

Consolidated Statements of Financial Condition                      40
December 31, 1997 and 1996

Consolidated Statements of Income                                   41
Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Shareholders' Equity          42
Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows                               43
Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                          44-55

(a)(2)     Financial Statement Schedules.

           None.

(a)(3)     List and Index of Exhibits

  The following exhibits are incorporated by reference or filed herewith. References to the 1997 Form 10 are to the Company's Registration Statement on Form 10 effective April 18, 1997.


      Exhibit Number        -----------------------------------------------------------------------------

                                                       Description of Exhibit
                            -----------------------------------------------------------------------------

           2.1              Agreement and Plan of Distribution, dated as of December 28, 1996, between
                            Providian Corporation  and the Company (incorporated by reference to Exhibit
                            2.1 to the 1997 Form 10).

           3.1              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

           3.2              Amended and Restated By-Laws of the Company.


           4.1              Rights Agreement, dated as of June 1, 1997, between the Company and First
                            Chicago Trust Company of New York (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June
                            30, 1997).

           4.2              Certificate of Designation of Series A Junior Participating Preferred Stock,
                            dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to the
                            Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

           4.3              Certificate of Trust of Providian Capital I, dated as of January 21, 1997.

           4.4              Amended and Restated Trust Agreement, dated as of February 4, 1997, among the Company, as Depositor, The Bank of New York, as Property Trustee, and
                            The Bank of New York (Delaware), as Delaware Trustee.

           4.5              Junior Subordinated Indenture, dated as of February 4, 1997, between the
                            Company and The Bank of New York, as Trustee.

           4.6              Guarantee Agreement, dated as of February 4, 1997, between the Company, as
                            Guarantor, and The Bank of New York, as Trustee.

           10.1             Employment Agreement, dated as of March 27, 1997, between the Company and
                            Shailesh J. Mehta (incorporated by reference to Exhibit 10.1 to the 1997
                            Form 10).

           10.2             Form of Change of Control Employment Agreement, as entered into between the
                            Company and each of the following executive officers of the Company on the dates indicated:  Seth A. Barad, David B. Smith, and David Alvarez, August
                            19, 1997; Ellen Richey, August 29, 1997.

           10.3             Supplemental Compensation Agreement, dated as of August 25, 1997, between the Company and David B. Smith.

           10.4             Providian Financial Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8,
                            File Number 333-28767).

           10.5             Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit
                            10.3 to the 1997 Form 10).

           10.6             Providian Financial Corporation Deferred Compensation Plan for Senior
                            Executives and Directors.

           10.7             Providian Financial Corporation Stock Ownership Plan, as amended through
                            February 18, 1998.

           10.8             Providian Financial Corporation 1997 Employee Stock Purchase Plan
                            (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997).


          10.9              Trademark License Agreement, dated as of June 10, 1997, between Providian
                            Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.3 to the 1997 Form 10).

          10.10             General Intellectual Property Assignment and Renunciation, dated as of June
                            10, 1997, between Providian Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.4 to the 1997
                            Form 10).

          10.11             Short-Form Assignment, dated as of June 10, 1997, between Providian
                            Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.5 to the 1997 Form 10).

          10.12             Transition Services Agreement, dated as of June 10, 1997, between Providian
                            Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.6 to the 1997 Form 10).

          10.13             Tax Disaffiliation Agreement, dated as of June 10, 1997, between Providian
                            Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.7 to the 1997 Form 10).

          10.14             Guarantee Agreement, dated as of June 10, 1997, among AEGON USA, Inc.,
                            Providian Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.8 to the 1997 Form 10).

          10.15             Employee Benefits Agreement, dated as of June 10, 1997, between Providian
                            Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.9 to the 1997 Form 10).

          10.16             Amended and Restated Credit Agreement, dated as of October 10, 1995, among
                            First Deposit National Bank, Providian National Bank, Providian Credit
                            Corporation and Providian Credit Services Inc., as Borrowers, the Company,
                            as Guarantor, the Lenders named therein, and The Chase Manhattan Bank, N.A., as Agent, as restated by the Termination, Replacement and Restatement
                            Agreement, dated as of May 14, 1996, and as amended by the First Amendment, dated as of April 4, 1997, among such parties (incorporated by reference to
                            Exhibit 10.5 to the 1997 Form 10).

          10.17             Pooling and Servicing Agreement, dated as of June 1, 1993, among First
                            Deposit National Bank, as Seller and Servicer, First Deposit National Credit
                            Card Bank, as Seller, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to First Deposit Master Trust's Registration Statement
                            on Form S-3, File Number 33-84844).

          10.18             Amendment No. 1, dated as of August 1, 1994, to the Pooling and Servicing
                            Agreement, among First Deposit National Bank, as Seller and Servicer, First
                            Deposit National Credit Card Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.3 to First Deposit Master
                            Trust's Registration Statement on Form S-3, File Number 33-84844).


          10.19             Amendment No. 2, dated as of June 1, 1995, to the Pooling and Servicing
                            Agreement, among First Deposit National Bank, as Seller and Servicer,
                            Providian National Bank, as Seller, and Bankers Trust Company, as Trustee
                            (incorporated by reference to Exhibit 4.1 to the First Deposit Master
                            Trust's report on Form 8-K filed on June 24, 1995).

          10.20             Amendment No. 3, dated as of March 1, 1997, to the Pooling and Servicing
                            Agreement, among First Deposit National Bank, as Seller and Servicer,
                            Providian National Bank, as Seller, and Bankers Trust Company, as Trustee
                            (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on March 17, 1997).

          10.21             Supplemental Agreement No.1, dated as of January 1, 1998, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and Servicer,
                            Providian National Bank, as Seller, and Bankers Trust Company, as Trustee
                            (incorporated by reference to Exhibit 99.1 to the Providian Master Trust's report on Form 8-K filed on January 9, 1998).

          10.22             Series 1993-2 Supplement, dated as of June 1, 1993, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, First Deposit National Credit Card Bank, as Seller, and Bankers
                            Trust Company, as Trustee (incorporated by reference to Exhibit 5.2 to the
                            First Deposit Master Trust's report on Form 8-K filed on July 30, 1993).

          10.23             Series 1995-1 Supplement, dated as of June 1, 1995, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.2 to the First Deposit
                            Master Trust's report on Form 8-K filed on July 24, 1995).

          10.24             Series 1995-2 Supplement, dated as of June 1, 1995, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.3 to the First Deposit
                            Master Trust's report on Form 8-K filed on July 24, 1995).

          10.25             Series 1996-1 Supplement, dated as of June 1, 1996, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the First Deposit
                            Master Trust's report on Form 8-K filed on July 16, 1996).

          10.26             Series 1997-1 Supplement, dated as of March 1, 1997, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master
                            Trust's report on Form 8-K filed on March 2, 1997).

          10.27             Series 1997-2 Supplement, dated as of March 1, 1997, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.2 to the Providian Master
                            Trust's report on Form 8-K filed on March 2, 1997).

          10.28             Series 1997-3 Supplement, dated as of June 1, 1997, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master
                            Trust's report on Form 8-K filed on June 23, 1997).

          10.29             Series 1997-4 Supplement, dated as of November 1, 1997, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master
                            Trust's report on Form 8-K filed on December 4, 1997).

          10.30             Distribution Agreement, dated as of February 20, 1998, between the Company and the Agents named therein.

          10.31             Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the Company and The First National Bank of Chicago.

            13              Portions incorporated herein of the Annual Report to Stockholders for the year ended December 31, 1997.

            21              Subsidiaries of the Company.

            23              Consent of independent auditors.

            27              Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date: March 30, 1998         PROVIDIAN FINANCIAL CORPORATION

                             By  /s/ Shailesh J. Mehta
                                 __________________________________
                                 Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                            Date
--------------------------  ------------------------------  ------------------------------
/s/ Shailesh J. Mehta       Chairman, President and Chief   March 30, 1998
---------------------       Executive Officer and Director
Shailesh J. Mehta


/s/ David J. Petrini        Senior Vice President and       March 30, 1998
--------------------        Chief Financial Officer
David J. Petrini            (Principal Financial Officer)


/s/ Daniel Sanford          Vice President and Controller   March 30, 1998
------------------          (Principal Accounting Officer)
Daniel Sanford


/s/ John M. Cranor III      Director                        March 30, 1998
----------------------
John M. Cranor III


/s/ James V. Elliott        Director                        March 30, 1998
--------------------
James V. Elliott


/s/ Lyle Everingham         Director                        March 30, 1998
-------------------
Lyle Everingham


/s/ J. David Grissom        Director                        March 30, 1998
--------------------
J. David Grissom

Signature                               Title                            Date
--------------------------  ------------------------------  ------------------------------
/s/ F. Warren McFarlan      Director                        March 30, 1998
----------------------
F. Warren McFarlan

/s/ Larry D. Thompson       Director                        March 30, 1998
---------------------
Larry D. Thompson

/s/ John L. Weinberg        Director                        March 30, 1998
--------------------
John L. Weinberg