Form 10-Q
period 1998-03-31
PROVIDIAN FINANCIAL CORP
filed 1998-05-15
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from  _________  to  _________.


                                   1-12897
                             ----------------------
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                         94-2933952
---------------------------                         -------------------
(State or other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                201 Mission Street, San Francisco, California     94105
               ----------------------------------------------     -----
                   (Address of principal executive offices)     (Zip Code)


                                 (415) 543-0404
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
 ----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---

     As of April 30, 1998, there were 95,080,793 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                 March 31, 1998


PART I.  FINANCIAL INFORMATION                                          Page

         Item 1. Financial  Statements (unaudited):
                   Condensed Consolidated Statements of Financial
                    Condition.............................................3

                 Condensed Consolidated Statements of Income..............4

                 Condensed Consolidated Statements of Changes in
                   Shareholders' Equity...................................5

                 Condensed Consolidated Statements of Cash Flows..........6
                 Notes to Condensed Consolidated Financial
                   Statements.............................................7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................24

         Item 5. Other Information.......................................24

         Item 6. Exhibits and Reports on Form 8-K........................24

Signatures...............................................................25

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data) (unaudited)

                                                                            March 31             December 31
                                                                              1998                   1997
                                                                         ------------           -------------
Assets:
Cash and cash equivalents                                                $    87,333            $    112,522
Federal funds sold                                                           319,890                 114,960
Investment securities at cost (which approximates market value)              270,542                 172,756
Loans held for securitization or sale                                        100,000                 450,233
Loans receivable, less allowance for credit losses of $249,440
  in 1998 and $145,312 in 1997                                             3,420,182               2,815,364
Due from securitizations                                                     476,518                 472,145
Interest receivable                                                           85,655                  80,434
Premises and equipment, net                                                   65,689                  61,625
Other assets                                                                 193,916                 169,374
                                                                         ------------           -------------
    Total assets                                                         $ 5,019,725            $  4,449,413
                                                                         ============           =============

Liabilities:
Deposits:                                                                $ 3,388,258            $  3,212,766
Term federal funds purchased                                                 220,000                 150,000
Notes payable to banks                                                        74,000                  82,000
Long-term notes payable                                                      199,852                     -
Accrued expenses and other liabilities                                       337,208                 249,533
                                                                         ------------           -------------
    Total liabilities                                                      4,219,318               3,694,299

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company
  (Capital Securities)                                                       160,000                 160,000

Shareholders' Equity:
Common stock,
  Par value $.01 per share, authorized: 400,000,000 shares;
  issued: 1998 - 95,163,801 shares; 1997 - 95,156,545 shares                     954                     954
Additional paid-in capital                                                       -                     4,217
Retained earnings                                                            650,944                 599,856
Common stock held in treasury - at cost:
  (1998 - 261,519 shares; 1997 - 268,775 shares)                             (11,491)                 (9,913)
                                                                         ------------           -------------
        Total shareholders' equity                                           640,407                 595,114
                                                                         ------------           -------------
        Total liabilities and shareholders' equity                       $ 5,019,725            $  4,449,413
                                                                         ============           =============
See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data) (unaudited)

                                                                               Three Months Ended
                                                                                     March 31
                                                                      ---------------------------------------
                                                                            1998                    1997
                                                                      ---------------        ----------------
Interest income:
   Loans                                                                 $   170,070            $    146,325
   Investment securities                                                       6,507                   5,846
                                                                         ------------           -------------
   Total interest income                                                     176,577                 152,171

Interest expense:
   Deposits                                                                   46,153                  44,012
   Borrowings                                                                  8,603                   6,086
                                                                         ------------           -------------
   Total interest expense                                                     54,756                  50,098

           Net interest income                                               121,821                 102,073

Provision for credit losses                                                   57,656                  33,802
                                                                         ------------           -------------
           Net interest income after provision
           for credit losses                                                  64,165                  68,271

Non-interest income:
   Loan servicing income                                                     114,116                  93,822
   Credit product fee income                                                  96,408                  39,036
   Other                                                                         179                     139
                                                                         ------------           -------------
                                                                             210,703                 132,997
Non-interest expenses:
   Salaries and employee benefits                                             59,734                 50,624
   Solicitation                                                               41,612                 28,123
   Occupancy, furniture and equipment                                         11,266                  8,245
   Data processing and communication                                          15,754                 11,733
   Other                                                                      53,687                 34,062
                                                                         ------------           -------------
                                                                             182,053                132,787
                                                                         ------------           -------------

           Income before income taxes                                         92,815                 68,481

Income tax expense                                                            36,707                 25,319

                                                                         ------------           -------------

           Net Income                                                    $    56,108            $    43,162
                                                                         ============           =============

Basic earnings per share                                                 $      0.59                  N/A
                                                                         ============           =============
Earnings per share - assuming dilution                                   $      0.58                  N/A
                                                                         ============           =============
Dividends paid per share                                                 $      0.05                  N/A
                                                                         ============           =============

Weighted average common shares outstanding - basic (000)                      94,841                  N/A
                                                                         ============           =============
Weighted average shares and assumed conversions (000)                         96,514                  N/A
                                                                         ============           =============

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (unaudited)



                                                7.25%                                                    Common
                                             Cumulative                 Additional                       Stock
                                              Preferred    Common        Paid-In        Retained        Held in
                                               Stock       Stock         Capital        Earnings        Treasury           Total
                                             ----------  ----------    ------------   ------------    ------------     ------------

Balance at December 31, 1996                 $      63   $        5    $     63,706   $    419,370    $       -        $   483,144
Net Income                                                                                  43,162                          43,162
Redemption of preferred stock                      (63)                     (63,206)                                       (63,269)
Cash dividend:                                                                                                                -
    Preferred - paid to former parent                                                       (1,006)                         (1,006)
                                             ==========  ==========    ============   =============  ============     =============
Balance at March 31, 1997                    $   -       $        5    $        500   $    461,526   $       -        $    462,031
                                             ==========  ==========    ============   =============  ============     =============

Balance at December 31, 1997                 $   -       $      954    $      4,217   $    599,856   $    (9,913)     $    595,114
Net Income                                                                                  56,108                          56,108
Cash dividend:                                                                                                                -
  Common - $0.05 per share                                                                  (4,763)                         (4,763)
Purchase of 137,200 common                                                                                                    -
  shares for treasury                                                                                     (7,654)           (7,654)
Exercise of stock options                                                    (1,623)          (257)        2,692               812
Issuance of restricted and                                                                                                    -
      unrestricted stock less                                                                                                 -
      forfeited shares                                                        1,401                        3,384             4,785
Deferred compensation related to                                                                                              -
      grant of restricted and unrestricted                                                                                    -
      stock less amortization of $837                                        (3,948)                                        (3,948)
Net tax effect from exercise of stock options                                                                                 -
    and issuance of restricted stock                                            (47)                                           (47)
                                             ==========  ==========    =============  =============  ============     =============
Balance at March 31, 1998                    $   -       $      954    $       -      $    650,944   $   (11,491)     $    640,407
                                             ==========  ==========    ============   =============  ============     ============

See notes to condensed consolidated financial statements.



PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands) (unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                            ----------------------------------------
                                                                                                  1998                      1997
                                                                                            ---------------             ------------

Operating Activities:
    Net Income                                                                              $      56,108             $      43,162
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                                  57,656                    33,802
      Depreciation and amortization of premises and equipment                                       4,131                     3,539
      Amortization of net loan acquisition costs                                                    9,776                     7,467
      Amortization of discount on sale of loans receivable                                            130                       126
      Amortization of deferred compensation
        related to restricted and unrestricted stock                                                  837                      -
      (Increase) decrease in deferred income tax benefit                                          (12,544)                   7,847
      Increase in interest receivable                                                              (5,221)                    (610)
      Increase in other assets                                                                    (21,170)                 (15,264)
      Increase in accrued expenses and other liabilities                                           89,803                    9,230
                                                                                            ---------------           --------------
                             Net Cash Provided by Operating Activities                            179,506                   89,299

Investing Activities:
      Net increase in money market instrument investments                                         (99,937)                (199,895)
      Net cash used for loan originations and principal
        collections on loans receivable                                                          (133,779)                 (40,841)
      Net proceeds from securitization of loans                                                   769,870                1,024,960
      Portfolio acquisitions                                                                     (948,462)                    -
      Increase in due from securitizations                                                         (4,373)                (184,666)
      Purchases of investment securities                                                              (24)                (220,348)
      Proceeds from maturities of  investment securities                                             -                     219,660
      Increase in federal funds sold                                                             (204,930)                (418,970)
      Net purchases of premises and equipment                                                      (8,195)                  (8,032)
                                                                                            ---------------           --------------
                             Net Cash (Used) Provided by Investing Activities                    (629,830)                 171,868

Financing Activities:
      Net increase (decrease) in deposits                                                         175,492                 (397,589)
      Proceeds from issuance of term federal funds                                                250,000                  204,000
      Repayment of term federal funds                                                            (180,000)                 (25,000)
      Decrease in notes payable to banks                                                           (8,000)                  (5,000)
      Decrease in note payable to affiliates                                                         -                     (42,500)
      Increase in long-term notes payable                                                         199,852                     -
      Proceeds from the issuance of capital securities                                               -                     160,000
      Redemption of preferred stock                                                                  -                     (63,269)
      Purchase of treasury stock                                                                   (7,654)                    -
      Dividends paid                                                                               (4,763)                  (1,006)
      Proceeds from exercise of stock options                                                         208                     -
                                                                                            ---------------           --------------
                             Net Cash Provided (Used) by Financing Activities                     425,135                 (170,364)
                                                                                            ---------------           --------------

Net (Decrease) Increase in Cash and Cash Equivalents                                              (25,189)                  90,803
Cash and Cash Equivalents at beginning of year                                                    112,522                   82,946
                                                                                            ---------------           --------------
Cash and Cash Equivalents at end of period                                                  $      87,333             $    173,749
                                                                                            ===============           ==============

See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 1998  (unaudited)

Note 1 - Basis of Presentation

     The condensed consolidated financial statements include the accounts of Providian Financial Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's subsidiaries offer a range of consumer lending products, deposit products and fee-based products. The principal operating subsidiaries of the Company are Providian National Bank and Providian Bank, which are financial institutions principally engaged in consumer lending activities. Providian Financial Corporation also has a subsidiary, Providian Bancorp Services, which provides administrative and customer services to its consumer lending affiliates.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ended December 31, 1998. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

Note 2 - Significant Accounting Policies

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in the financial statements. The adoption of SFAS No. 130 has had no material effect on the Company's consolidated results of operations, financial position or cash flows.

Note 3 - Earnings Per Share

     Historical earnings per share for the quarter ending March 31, 1997 are not presented because prior to June 10, 1997, when the Company was spun off from its former parent, Providian Corporation (the "Spinoff"), all of the shares of common stock of the Company were held by its former parent, and such information would not be meaningful. Pro forma earnings per share, with and without dilution for the quarter ended March 31, 1997, have been computed by dividing net income reported for the period by the pro forma weighted average number of common shares outstanding for the applicable period.

     The pro forma number of common shares outstanding prior to the Spinoff was determined on the basis of the number of shares of Providian Corporation common stock then outstanding, since shareholders of Providian Corporation received one share of the Company's common stock for each share of Providian Corporation common stock held on the record date for the Spinoff. Included in the computation of fully diluted common shares prior to the Spinoff are Providian Corporation options which were exercised between January 1, 1997 and June 10, 1997. These options have been included because, when they were exercised, they became eligible to be converted to the Company's common stock in connection with the Spinoff.

                                                            March 31
 (In thousands, except per share data)               1998            1997 (1)
 ----------------------------------------------------------------------------

 Income available to common stockholders           $56,108           $43,162
                                             ================= ==============

 Weighted average shares outstanding--Basic         94,841            94,164
 Effect of dilutive securities
   Restricted Stock issued--non vested                 335              -
   Employee stock options                            1,338               394
                                             ----------------- --------------
 Dilutive potential common shares                    1,673               394
                                             ================= ==============
 Adjusted weighted average shares and assumed
   conversions                                      96,514            94,558
                                            ================= ===============

Earnings per share                                  $0.59             $0.46
                                            ================= ===============

Earnings per share--assuming dilution               $0.58             $0.46
                                            ================= ===============

(1) Earnings per share for the three months ended March 31, 1997 are presented on a pro forma basis. For purposes of pro forma earnings per share, net income has not been adjusted dividends on preferred stock, which was redeemed in February 1997 out of proceeds from the issuance of mandatorily redeemable capital securities.

Note 4 - Loan Portfolio Acquisition and Allowance for Credit Losses

     During the first quarter, the Company completed its purchase of a portfolio of unsecured credit card loans from First Union Direct Bank, N.A. ("First Union") for approximately $948 million in cash (the "Portfolio Acquisition"). In addition, on May 1, 1998, the Company purchased an additional portfolio of credit card loans from First Union for approximately $974 million in cash, subject to certain post-closing adjustments. These two portfolios include approximately 1,050,000 account relationships, records and other rights. The Company did not, and does not plan to, acquire any fixed assets or employees of First Union in connection with the acquisition of these portfolios. The Company records the allowance for credit losses for acquired loan portfolios upon purchase to reflect the credit quality and expected collectibility of the loans included in the acquisition.

     The activity in the allowance for credit losses for the quarters ended March 31, 1998 and 1997 is as follows (in thousands):

                                                            March 31
                                                     1998             1997
 ---------------------------------------------------------------------------
 Balance at beginning of period                   $145,312          $114,540
 Provision for credit losses                        57,656            33,802
 Reserve acquired                                  105,367              -
 Charge-offs                                       (64,420)          (30,591)
 Recoveries                                          5,525             1,507
                                           ------------------------------------
 Net charge-offs                                   (58,895)          (29,084)
                                           ====================================
 Balance at end of period                         $249,440          $119,258
                                           ====================================

Note 5 - Senior and Subordinated Bank Notes

     In February 1998, one of the Company's banking subsidiaries, Providian National Bank ("PNB"), established a program for the issuance of senior and subordinated debt instruments to further diversify its available funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the quarter ended March 31, 1998, PNB issued $200 million in principal amount of long-term notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     Providian Financial Corporation is a diversified consumer lender, offering a range of lending products, including unsecured credit cards, revolving lines of credit, home loans, secured and partially secured credit cards, and fee-based products, primarily through direct mail and direct telemarketing account origination channels. Through these products, the Company seeks to achieve diversified earnings sources, with both spread-based and fee-based income from loans and related products and services. The foregoing products include unbanked products ("Unbanked Products") offered by the Company, primarily consisting of secured and partially secured credit cards and certain unsecured credit card products which are designed to serve a population that the Company believes has been largely underserved by traditional financial institutions. The Company also offers deposit products to customers nationwide. The primary factors affecting the profitability of the Company's consumer products are the number of customer accounts and outstanding loan balances, net interest margins, credit usage, level of fee income, credit quality, and the level of solicitation servicing, and other expenses.

Forward-Looking Statements

     Certain statements contained herein include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, statements as to industry trends or as to future results of operations of the Company, and other statements which are not historical fact. Undue reliance should not be placed on forward-looking statements. Forward-looking statements are not guarantees of future performance. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, outside vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, and risks related to growth, product development, acquisitions and operations. These and other risks and uncertainties are described in the Company's 1997 Annual Report on Form 10-K under the heading "Cautionary Statements." The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Earnings Summary

     Net income for the quarter ended March 31, 1998 was $56.1 million, or $0.58 per share, compared to net income of $43.2 million, or $0.46 pro forma per share, for the quarter ended March 31, 1997. As stated in Note 3 to the Company's condensed consolidated financial statements, the Company's historical earnings per share have not been presented for periods prior to the quarter ended June 30, 1997 because prior to June 10, 1997 all of the Company's common stock was held by its former parent, Providian Corporation, and such information would not be meaningful.

     The overall growth in earnings for the quarter is primarily attributable to growth in managed loans outstanding, higher net interest margins and increased non-interest income, offset by higher net credit losses and increased non-interest expenses. Average managed loans outstanding increased from $9.2 billion for the quarter ended March 31, 1997 to $10.5 billion for the quarter ended March 31, 1998, reflecting the impact of marketing and customer activation efforts combined with the Portfolio Acquisition. End of period managed loans receivable increased from $9.1 billion as of March 31, 1997 to $10.7 billion as of March 31, 1998. On-balance sheet loans also increased year over year to $3.8 billion as of March 31, 1998, compared to $2.7 billion as of March 31, 1997.

     From December 31, 1997 to March 31, 1998, total managed loans outstanding increased from $9.9 billion to $10.7 billion, reflecting limited balance attrition offset by the loans acquired in the Portfolio Acquisition. Including the accounts in the Portfolio Acquisition, the Company added 1.1 million new customer accounts during the three months ended March 31, 1998. These new accounts added to the Company's customer base for fee-based product sales. On May 1, 1998, the Company purchased an additional portfolio of unsecured credit card receivables and related accounts from First Union.

     Return on average total managed assets for the three months ended March 31, 1998 was 1.84%, compared to 1.69% for the same period during 1997. This higher return is primarily the result of higher net interest margins driven by growth in the number of Unbanked Product accounts as well as increased fee-based product and other fee income. Return on average shareholders' equity for the three months ended March 31, 1998 was 36.14%, compared to 35.34% for the same period in 1997, reflecting the increased return on average total managed assets for the period, offset by a higher ratio of average equity to average managed assets.

Managed Loan Portfolio

     The Company's consumer loan products include unsecured credit cards, revolving lines of credit, home loans, and secured and partially secured credit cards. Since 1989, the Company has securitized unsecured credit card and revolving lines of credit and, beginning in 1996, home equity lines of credit. During the quarter ended March 31, 1998, the Company securitized secured and partially secured credit card receivables for the first time. Securitized loans are not considered assets of the Company and therefore are not shown on its statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loans basis. In order to do so, the Company's income statement and statement of financial condition are adjusted to reverse the effect of securitization.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No.125"), which provided new accounting and reporting standards for securitization and other similar transactions, effective January 1, 1997. Under SFAS No. 125, the Company recognizes an "interest only strip receivable" asset, available for sale, equal to the present value of the projected excess servicing income of the transferred assets.

     The following table summarizes selected data on the Company's managed consumer loan portfolio:

--------------------------------------------------------------------------------
              TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO INFORMATION
--------------------------------------------------------------------------------


                                                          Three Months Ended
                                                               March 31
                                                 -------------------------------
(Dollars in thousands)                               1998                 1997
                                                 --------------      -----------

Period-End Balances:
On-balance sheet consumer loans                  $    3,769,622      $ 2,676,305
Securitized consumer loans                            6,886,014        6,397,460
                                                 --------------      -----------
 Total managed consumer loan portfolio           $   10,655,636      $ 9,073,765
                                                 ==============      ===========

Average Balances:
On-balance sheet consumer loans                  $    3,980,578      $ 3,527,729
Securitized consumer loans                            6,558,094        5,626,157
                                                 --------------      -----------
 Total average managed consumer loan portfolio   $   10,538,672      $ 9,153,886
                                                 ==============      ===========

Operating Data and Ratios:
Reported:
       Average earning assets                    $    4,437,060      $ 3,976,327
       Return on average assets                           4.35%            3.85%
       Net interest margin (1)                           10.98%           10.27%
Managed:
       Average earning assets                    $   10,995,154      $ 9,602,484
       Return on average assets                           1.84%            1.69%
       Net interest margin (1)                           10.55%           10.12%

(1) Net interest margin is equal to net interest income divided by average earning assets.

     The Company services the accounts underlying the securitized loans and earns a stated monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. The finance charge and fee revenue generated by the securitized loans, in excess of interest paid to investors, related credit losses, servicing fee, credit enhancement costs and other program expenses, is referred to as excess servicing income. Revenue resulting from excess servicing income is recognized first as a reduction of the interest only strip receivable and, to the extent the amount received exceeds the related component of the interest only strip receivable (which was recorded at present value), as loan servicing income. The effect of this treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended March 31, 1998 and 1997, as a result of securitization, the Company's net interest income was reduced by $168.2 million and $140.9 million, respectively; the provision for credit losses was reduced by $119.6 million and $109.5 million, respectively; and non-interest income was increased by $48.6 million and $31.4 million, respectively.

Net Interest Income

     Net interest income represents the interest earned from the Company's on-balance sheet consumer loans less the related interest expense related to deposits and borrowings. As a result of the Company's securitization of consumer loans, the volume of on-balance sheet loans, deposits and borrowings will vary over time.

     Net interest income for the first quarter of 1998 totaled $121.8 million, compared to $102.1 million for the same period of 1997. This increase is primarily attributable to higher average on-balance sheet consumer loans combined with higher net interest margins. Interest expense as a percentage of average interest-bearing assets declined 10 basis points for the first quarter of 1998 compared to the first quarter of 1997. The annualized net interest margin on average earning assets for the first quarter of 1998 was 10.98%, compared to 10.27% for the same period in the prior year.

     On a managed loan basis, managed net interest income for the quarter ended March 31, 1998 was $290.1 million, compared to $243 million for the same period in 1997, an increase of $47.1 million, or 19.4%. The managed net interest margin on average managed loans increased to 11.09% for the quarter ended March 31, 1998, from 10.47% for the quarter ended March 31, 1997. These increases in managed net interest income and the managed net income margin resulted from an increase in average managed loans as well as higher finance charge yields on selected portfolio segments that were repriced in the prior year.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of interest income, interest expense, net interest margin and average balance sheet data for the three month periods ended March 31, 1998 and 1997, as prepared from historical financial information:


--------------------------------------------------------------------------------------------------------------------
                      TABLE 2 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
--------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended March 31
                                     -------------------------------------------------------------------------------
                                                   1998                                  1997
                                     ------------------------------------- -----------------------------------------
(Dollars in thousands)                   Average       Income/      Yield/     Average       Income/         Yield/
                                         Balance       Expense      Rate       Balance       Expense          Rate
                                     -------------  ------------  --------  -------------   ------------   ---------

Assets
Interest-earning assets
    Consumer loans                   $ 3,980,578    $  170,070    17.09%    $  3,527,729    $   146,325      16.59%
    Interest-earning cash                 40,963           556     5.43%          99,478          1,289       5.18%
    Federal funds sold                   211,429         2,904     5.49%         309,800          4,061       5.24%
    Investment securities                204,090         3,047     5.97%          39,320            496       5.05%
                                     -------------  ------------  --------  -------------   ------------   ---------
Total interest-earning assets          4,437,060    $  176,577    15.92%       3,976,327    $   152,171      15.31%

Allowance for loan losses               (227,560)                               (116,841)
Other assets                             948,937                                 626,638
                                     -------------                          -------------
Total assets                         $  5,158,437                           $  4,486,124
                                     =============                          =============


Liabilities and Equity
Interest-bearing liabilities
    Deposits                         $  3,425,203   $   46,153     5.39%    $  3,258,540    $    44,012       5.40%
    Borrowings                            587,279        8,603     5.86%         400,995          6,086       6.07%
                                     -------------  ------------  --------  -------------   ------------   ---------
Total interest-bearing liabilities      4,012,482   $   54,756     5.46%       3,659,535    $    50,098       5.48%

Other liabilities                         365,405                                238,307
                                     -------------                          -------------
Total liabilities                       4,377,887                              3,897,842

Capital securities                        160,000                                 99,555

Equity                                    620,550                                488,727
                                     -------------                          -------------
Total liabilities and equity         $  5,158,437                           $  4,486,124
                                     =============                          =============

Net Interest Spread                                               10.46%                                      9.83%
                                                                  ========                                 =========

Interest income to average
    interest-earning assets                                       15.92%                                     15.31%
Interest expense to average
    interest-earning assets                                        4.94%                                      5.04%
                                                                  --------                                 ---------
Net interest margin                                               10.98%                                     10.27%
                                                                  ========                                 =========


Interest Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets, the average interest rate paid on interest-bearing liabilities and by changes in the volume of interest-earning assets and interest-bearing liabilities. The quarter ended March 31, 1998 compared to the prior year quarter reflects growth in consumer loans and investment securities, which was partially offset by increased securitization activity in the first quarter of 1998, resulting in higher on-balance sheet earning assets. Increasing yields on loans combined with slightly lower rates on deposits and borrowings increased the rate of net interest income realized during the quarter ended March 31, 1998 compared to the same quarter of 1997. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume, rates and interest income:

--------------------------------------------------------------------------------
                      TABLE 3 - INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------

                                            Three Months Ended March 31
                                                  1998 vs. 1997
                                  ----------------------------------------------
                                     Increase
(Dollars in thousands)              (Decrease)        Volume           Rate
                                  ---------------   -----------      ---------

Interest Income:
Consumer loans                    $ 23,745          $ 19,230         $ 4,515
Federal funds sold                  (1,157)           (2,352)          1,195
Other securities                     1,818             1,307             511
                                  ---------------   -----------      ----------
    Total interest income           24,406            18,185           6,221

Interest Expense:
Deposits                             2,141             2,695            (554)
Borrowings                           2,517             3,910          (1,393)
                                  ---------------   -----------      ----------
    Total interest expense           4,658             6,605          (1,947)
                                  ---------------   -----------      ----------
    Net interest income           $ 19,748          $ 11,580         $ 8,168
                                  ===============   ===========      ==========

(1) The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

Non-Interest Income

     Non-interest income, which consists primarily of loan servicing income, fee income from credit products and other fee-based product income, represented approximately 54% of gross on-balance sheet revenues for the three months ended March 31, 1998, compared to approximately 47% for the three months ended March 31, 1997. The higher non-interest income resulted from higher loan servicing income, due primarily to higher average securitized assets and increased sales of fee-based products.

Loan Servicing Income

     Average securitized loans, which are reduced by principal collections accumulated in principal funding accounts prior to being paid to securitization investors, were $6.6 billion during the three months ended March 31, 1998, compared to $5.6 billion for the same period of 1997, a 18% increase. Loan servicing income increased 22%, to $114.1 million, for the quarter ended March 31, 1998, compared to $93.8 million for the same period in 1997. The increase in loan servicing income resulted from improved net interest margins, offset in part by moderate increases in credit loss rates, on higher average securitized loans. Further offsetting the increase in loan servicing income was a decrease in the gain on sale of assets recognized pursuant to SFAS No. 125, which became effective January 1, 1997. Gains recorded upon securitization, recognized in accordance with SFAS No. 125, were $2.8 million and $34.2 million during the three months ended March 31, 1998 and 1997, respectively. The decrease reflects the impact of SFAS No. 125 during the first quarter of 1997, when the Company was required to recognize both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that quarter. The Company recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as a component of "due from securitizations" on its statement of financial condition. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will depend on the timing, performance and amount of future securitizations.

Credit Product Fee Income

     Credit product fee income totaled $96.4 million for the quarter ended March 31, 1998, compared to $39.0 million for the prior year quarter. This 147% increase resulted from increased credit card membership and processing fees, increased income from sales of the Company's fee-based products and an increase in late, overlimit and cash advance fees.

Non-Interest Expense

     Non-interest expense for the three months ended March 31, 1998 was $182.1 million, an increase of 37% over non-interest expense of $132.8 million for the same period in the prior year. Salaries and employee benefits increased $9.1 million, or 18%, to $59.7 million for the three months ended March 31, 1997, compared to $50.6 million for the same period in the prior year. This increase reflects an increase in the employee base to support increased customer volume and additional account acquisition efforts. Solicitation costs, which include direct mail, postage, telemarketing and package materials for both new and existing customers totaled $41.6 million for the quarter ended March 31, 1997, a 48% increase over the prior year quarter total of $28.1 million. This increase in solicitation costs resulted from an increased investment in the direct mail and direct telemarketing acquisition channels and from other initiatives designed to improve customer activation and retention.

     Some of the Company's older computer programs and certain vendor programs were written using two digits rather than four to define the applicable year. As a result, the Company launched a Year 2000 project to identify the programs, assess the associated risk and modify the computer programs written with two digit date formats. The Company has completed its assessment of internal and vendor computer programs. Program modification and testing is currently underway and is estimated for completion by June 1999. The total Year 2000 project costs are being expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition.

Income Taxes

     The Company's income tax expense, which includes both state and federal taxes, was $36.7 million for the three months ended March 31, 1998, compared to $25.3 million for the three months ended March 31, 1997. The overall current effective income tax rate of 39.5% reflects an increase in state tax rates associated with the Spinoff.

Asset Quality

     Delinquencies and net credit losses experienced in the Company's consumer loan portfolio reflect, among other factors, the creditworthiness of the borrowers, the average age of accounts (generally referred to as "seasoning"), the success of the Company's collection efforts and general economic conditions.

     The establishment of the allowance for credit losses generally depends on historical levels of credit losses and current trends. As new portfolios are originated, management uses historical credit loss and delinquency analyses to establish reserves for future credit losses, based on the aggregation of loss behavior of similar but more seasoned loan portfolios. The allowance for credit losses related to acquired loan portfolios is recorded upon purchase to reflect the credit quality and expected collectibility of the loans included in the acquisition.

     The Company's policy is to recognize principal credit losses on all unsecured loans (including the unsecured portion of any partially secured credit card loans) which become 180 days delinquent, with the exception of bankrupt accounts and accounts of deceased customers, both of which are charged-off upon determination of collectibility. Home loans are reviewed for collectibility when they become 60 days delinquent, and credit losses are recognized for the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying collateral. The Company continues to pursue collection of charged-off loans when appropriate, and subsequent collections on charged-off loans are recognized as recoveries.

Delinquencies

     An account is considered delinquent if the minimum payment is not received by the next billing date. Interest and fee income continue to accrue on an account after the account becomes delinquent (unless the customer is bankrupt or is deceased) until the loan is either repaid or recognized as a credit loss. The following table presents delinquency information as of March 31, 1998 and 1997:


------------------------------------------------------------------------------------------------------------------
                                        TABLE 4 - DELINQUENCIES
------------------------------------------------------------------------------------------------------------------

                                                                March 31
                                ----------------------------------------------------------------------------------
                                                  1998                                         1997
                                --------------------------------------          ----------------------------------
                                                             % of                                        % of
                                                             Total                                       Total
(Dollars in thousands)               Loans                   Loans                   Loans               Loans
                                -----------------       --------------          -----------------    --------------
Reported: (1)
Loans outstanding               $    3,769,622              100.00%             $   2,676,305            100.00%
Loans delinquent:
    31 - 60 days                        68,269                1.81%                    48,070             1.80%
    61 - 90 days                        44,136                1.17%                    26,003             0.97%
    91 or more days                     87,896                2.33%                    56,076             2.09%
                                -----------------       --------------          -----------------    --------------
    Total                       $      200,301                5.31%             $     130,149             4.86%
                                =================       ==============          =================    ==============
Managed:
Loans outstanding                   $ 10,655,636            100.00%             $   9,073,765           100.00%
Loans delinquent:
    31 - 60 days                         171,204              1.60%                   154,535             1.70%
    61 - 90 days                         109,370              1.03%                    86,264             0.95%
    91 or more days                      210,651              1.98%                   169,070             1.87%
                                -----------------       --------------          -----------------    --------------
    Total                              $ 491,225              4.61%             $     409,869             4.52%
                                =================       ==============          =================    ==============

(1) Includes loans held for securitization.


     The managed loan delinquency rate as of March 31, 1998 was 4.61%, compared to 4.22% as of December 31, 1997 and 4.52% as of March 31, 1997. The increase in the managed loan delinquency rate over the prior quarter reflects the higher rates of delinquency associated with the loans acquired in the Portfolio Acquisition. Excluding the effect of the Portfolio Acquisition, the delinquency rate at March 31, 1998 would have been 4.22% pro forma, level with the prior quarter. The delinquency rate for on-balance sheet loans was 5.31% as of March 31, 1998, compared to 4.17% as of December 31, 1997 and 4.86% as of March 31, 1997. This increase in the on-balance sheet loan delinquency rate reflects the effect of the loans acquired in the Portfolio Acquisition, which have not been securitized, and the Company's Unbanked Product outstandings, which experience a higher delinquency rate than the Company's other credit card loans. Unbanked Products consisting of secured and partially secured credit card outstandings are collateralized in whole or in part by customer savings accounts, which mitigate the increased risk associated with higher delinquencies.

Net Credit Losses

     Net credit losses for consumer loans consist of the principal amount of charge-offs on loans to customers who are unwilling or unable to pay their loan balances, including bankrupt and deceased customers, less current period recoveries on previously charged-off accounts. Net credit losses exclude accrued interest and fee income, which are written off as a reversal of current earnings at the time of credit loss recognition. Losses from fraudulent activity are included in non-interest expenses.

     The following table presents the Company's net credit losses for consumer loans for the three month periods ended March 31, 1998 and 1997:

--------------------------------------------------------------------------------
                           TABLE 5 - NET CREDIT LOSSES
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31
(Dollars in thousands)                                 1998              1997
                                                 -----------------   -----------

Reported: (1)
Average loans outstanding                        $ 3,980,578         $ 3,527,729
Net charge-offs                                  $    58,895         $    29,084
Net charge-offs as a percentage
   of average loans outstanding                        5.92%               3.30%

Managed:
Average loans outstanding                        $ 10,538,672        $ 9,153,886
Net charge-offs                                  $    178,518        $   138,601
Net charge-offs as a percentage
   of average loans outstanding                         6.78               6.06%

(1) Includes loans held for securitization.


     The managed net credit loss rate for the three months ended March 31, 1998 was 6.78%, compared to 6.42% for the quarter ended December 31, 1997 and 6.06% for the quarter ended March 31, 1997. The increase over the prior quarter reflects the higher credit loss rates on the loans acquired in the Portfolio Acquisition and account seasoning. Excluding the impact of the Portfolio Acquisition, the credit loss rate for the quarter ended March 31, 1998 would have been 6.49% pro forma, a modest increase over the prior quarter and reflective of the industry wide trend in consumer credit performance over the prior year quarter.

Allowance and Provision for Possible Credit Losses

     The Company maintains the allowance for credit losses at a level it believes to be adequate to absorb future credit losses, net of recoveries, inherent in the existing on-balance sheet portfolio. In evaluating the adequacy of the allowance, management takes into consideration several factors, including general economic conditions, asset quality, seasoning, security and trends in credit losses and delinquencies.

The following table sets forth the activity in the allowance for possible credit losses for the three months ended March 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------
                           TABLE 6 - SUMMARY OF ALLOWANCE FOR CREDIT LOSSES
----------------------------------------------------------------------------------------------------



                                                                       Three Months Ended March 31
                                                               -------------------------------------
(Dollars in thousands)                                               1998                   1997
                                                               -----------------      --------------
Balance at beginning of period                                        $ 145,312          $ 114,540
Provision for credit  losses                                             57,656             33,802
Reserve acquired                                                        105,367               -
Charge-offs                                                             (64,420)           (30,591)
Recoveries                                                                5,525              1,507
                                                               -----------------      --------------
Net charge-offs                                                         (58,895)           (29,084)
                                                               -----------------      --------------
Balance at end of period                                              $ 249,440          $ 119,258
                                                               =================      ==============

Allowance for credit losses to loans at period-end (1)                    6.80%               4.46%

(1) Excludes loans held for securitization.


Funding, Liquidity and Market Risk

     The Company's approach to funding its assets is to seek a diversified funding mix and investor base. Funding products used by the Company include direct and brokered retail and institutional deposits, term federal funds, public and private securitizations, a committed revolving credit facility, long term notes and mandatorily redeemable capital securities. Within funding product categories, funding sources are further diversified based on the industry, geographical location and type of investor. The Company currently offers a wide range of maturity terms for its funding products ranging from one week to seven years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve and anticipated issuance in the securitization and capital markets. Management's goal is to achieve a balanced distribution of maturities, avoiding undue concentration in any one period. Management also monitors existing funding maturities and seeks to ensure that appropriate amounts of backup liquidity are available to support maturing funding sources.

The following table summarizes the contractual maturities of deposits as of March 31, 1998:

-----------------------------------------------------------------------------------------------------------------------------------
                                           TABLE 7 - CONTRACTUAL MATURITIES OF DEPOSIT
-----------------------------------------------------------------------------------------------------------------------------------

                                                        March 31, 1998                                March 31, 1997
                                          --------------------------------------------  -------------------------------------------
(Dollars in thousands)                            Direct         Other          Total           Direct         Other         Total
                                                Deposits      Deposits       Deposits         Deposits      Deposits      Deposits
                                          --------------------------------------------  -------------------------------------------
Three months or less                         $   329,269     $ 117,726    $   446,995   $      403,220     $ 404,286    $  807,506
Over three months through 12 months              642,500       218,602        861,102          552,950       180,119       733,069
Over one year through five years                 534,545       578,904      1,113,449          308,389       304,733       613,122
Deposits without contractual maturity            897,721        68,991        966,712          779,472        59,355       838,827
                                          --------------------------------------------  -------------------------------------------
     Total Deposits                          $ 2,404,035     $ 984,223    $ 3,388,258   $    2,044,031     $ 948,493    $2,992,524
                                          ============================================  ===========================================

     Deposits increased from $3.2 billion as of December 31, 1997 to $3.4 billion as of March 31, 1998. This increase resulted from management's efforts to increase deposits to provide funding for on-balance sheet loans and short-term investments used in liquidity management.

     Interest expense on borrowings for the quarter ended March 31, 1998 was $8.6 million, compared to $6.1 million for the quarter ended March 31, 1997.
This increase was the result of higher average borrowings of federal funds purchased and notes payable to banks.

     The Company maintains a $1.2 billion committed revolving credit facility from a syndicate of domestic and international banks, which is scheduled to expire in May 1999. Borrowings under this credit facility are available to three of the Company's subsidiaries, Providian National Bank, Providian Bank and Providian Credit Corporation (the "Borrowers"), and the credit facility is guaranteed by Providian Financial Corporation. As of March 31, 1998, outstanding borrowings under the credit facility totaled $74 million. Among other covenants, the credit facility contains certain financial covenants applicable to the Company, including consolidated asset return and capital requirements and a loan delinquency test. In addition, certain financial ratios are required to be maintained by each of the Borrowers. The unused commitment is available to the Borrowers as funding needs may arise.

     In February 1998, Providian National Bank ("PNB") established a program for the issuance of senior and subordinated debt instruments to further diversify funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the quarter ended March 31, 1998, PNB issued $200 million in principal amount of long-term notes.

     The Company is also a party to three separate 364-day credit facilities totaling $275 million, under which short-term borrowings are available to the Company for general corporate purposes. These short-term facilities contain financial covenants generally similar to those contained in the Company's revolving credit facility described above.

     In February 1997,  Providian  Capital I, a subsidiary trust of the Company,
issued  $160  million  aggregate  amount  of  mandatorily   redeemable   capital
securities  bearing  interest  at 9.525%,  which  mature in February  2027.

     The securitization of consumer loans is a significant source of the Company's funding. Commercial paper-based conduit facilities and other variable funding programs are used to securitize certain unsecured credit card, home equity line of credit and, beginning in the quarter ended March 31, 1998, secured and partially secured credit card receivables. As of March 31, 1998, the Company had $2.0 billion of outstanding securitized loans under such conduit and variable funding facilities. Outstanding term securitizations under the Company's master trust totaled $4.9 billion as of March 31, 1998. Term
securitizations   typically  have  either  amortization  periods  during  which principal is paid to investors or principal accumulation periods during which principal payments are aggregated for repayment to investors on an expected maturity date. Amortization or accumulation of principal for previously securitized loans totaled $375 million during the three months ended March 31, 1998. As securitized loans are reduced through principal repayment or principal accumulation, the Company's on-balance sheet loans will increase, to the extent such reductions are not offset by loan attrition. Such increases are funded by the Company through new securitizations or other funding sources.

     The Company seeks to mitigate earnings volatility associated with interest rate movements by generally matching the repricing characteristics of on- and off-balance sheet assets and liabilities. Fixed rate liabilities generally fund fixed annual percentage rate ("APR") assets, while variable rate liabilities generally fund variable APR assets. Given the Company-directed repricing characteristics of its credit card assets and historically favorable funding rates for variable rate liabilities, the Company uses variable rate liabilities to fund a portion of its fixed APR assets.

     The Company uses derivative financial instruments, including interest rate swap and cap agreements, with indices that generally correlate to managed assets or liabilities to modify its net interest sensitivity to levels determined by management to be appropriate based on the Company's current economic outlook. The following table presents the notional amounts of interest rate swap, cap and floor agreements for the periods indicated:

--------------------------------------------------------------------------------
                  TABLE 8 - SUMMARY OF INTEREST RATE SWAPS/CAPS
--------------------------------------------------------------------------------

                                              Three Months Ended March 31
                                         ---------------------------------------
(Dollars in thousands)                        1998                   1997
                                         -----------------      ----------------


Interest rate swap agreements:
         Beginning Balance                 $ 955,500            $ 1,290,500
         Additions                           100,000                 33,333
         Maturities                          100,000                233,333
                                         -----------------      ----------------
         Ending Balance                    $ 955,500            $ 1,090,500
                                         =================      ================

Interest rate caps and floors:
         Beginning Balance                 $ 922,220            $ 1,522,450
         Additions                              -                    37,500
         Maturities                          212,750                100,000
                                         -----------------      ----------------
         Ending Balance                    $ 709,470            $ 1,459,950
                                         =================      ================




     The Company's goal in managing liquidity is to ensure that funding will be available to support the Company's operations in varying business environments. In addition to the Company's credit facilities, the Company maintains a portfolio of high-quality securities such as U.S. government obligations, commercial paper, interest bearing deposits with other banks, federal funds sold and other cash equivalents. Investment securities increased from $172.8 million as of December 31, 1997 to $270.5 million as of March 31, 1998. Federal funds sold increased from $115.0 million to $319.9 million over the same period.

     As part of its comprehensive risk management strategy, the Company entered into an agreement to sell equity put warrants for 250,000 shares of the Company's Common Stock in April 1998. The warrants entitle the holder to sell to the Company, by physical delivery, shares of the Company's common stock at a specified price per share. The warrants are intended to mitigate the price volatility that may result from the Company's repurchase of its common stock to cover grants made as part of the Company's equity-based benefit plans.

Capital Adequacy

     Each of the Company's banking subsidiaries is subject to risk-based capital adequacy guidelines as defined by its primary federal regulator. Capital is defined as either Tier 1 (core), which consists principally of shareholders' equity less goodwill, or Tier 2 (supplementary), which also includes a portion of the reserve for credit losses. Based on these definitions of capital, the regulations further define three capital adequacy ratios that are used to measure whether a financial institution achieves "well capitalized" or "adequately capitalized" status:


                                                                                   "Well         "Adequately
                                                                                   Capitalized   Capitalized
 Capital Ratio                      Calculation                                    Ratios"       Ratios"
 -------------     ---------------------------------------------------------       ------------  ------------
 Total Risk-Based  Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)      =>10%         =>8% <10%
 Tier 1            Tier 1 (Tier 1/total risk-based  assets)                        => 6%         =>4%  <6%
 Leverage          Leverage (Tier 1/average total assets less intangibles)         => 5%         =>4%  <5%


     As of March 31, 1998, each of the Company's banking subsidiaries was considered "well capitalized" based on its risk-based capital ratios, as set forth below:

                                                                         Providian
                                                                         National             Providian
          Capital Ratio                                                  Bank                 Bank
 ---------------------------------------------------------               --------             -----------
 Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)              15.62%               20.60%
 Tier 1 (Tier 1/total risk-based assets)                                 14.63%               19.21%
 Leverage (Tier 1/average total assets less intangibles)                 15.50%               10.27%


     On February 18, 1998, the Board of Directors of the Company approved a first quarter dividend of $.05 per share payable on March 16, 1998 to shareholders of record on March 2, 1998. The payment of dividends on the common stock of the Company may in the future be limited by certain factors, including regulatory capital requirements and financial covenants relating to the maintenance of capital under the Company's credit facilities. In addition, if the Company defers interest payments on the junior subordinated debentures supporting dividend payments to holders of Providian Capital I's mandatorily redeemable capital securities, the Company will not be permitted to declare dividends on its common stock.

     The primary source of funds for payment of accrued distributions on the Capital Securities and dividends on the common stock of the Company is dividends from its banking subsidiaries. The amount of dividends a bank may declare is generally limited to the sum of its net profit for the current year and its retained earnings for the prior two years, less any dividends declared during the related three-year measurement period. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the Company's ability to pay accrued distributions on the Capital Securities and dividends on its common stock depends on the future net income and capital requirements of the Company's banking subsidiaries.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company has been named as a defendant in various legal actions arising in the ordinary course of the Company's business. In the opinion of the Company, any liability that is likely to arise with respect to these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 5.  Other Information.

     On May 1, 1998, the Company, through its subsidiary, Providian National Bank, purchased from First Union Direct Bank, N.A. ("First Union") a portfolio of unsecured credit card receivables and the related accounts, records and other rights. The acquired portfolio consists of approximately 501,000 credit card accounts, of which approximately 293,000 accounts are active. The purchase price paid for the acquired portfolio was approximately $974 million, subject to certain post-closing adjustments, and was established in negotiations between the Company and First Union. The Company funded the acquisition with working capital and funds drawn under the Company's revolving credit facility. The Company did not and does not plan to acquire any fixed assets or employees of First Union in connection with the portfolio acquisition.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits Required by Item 601 of Regulation S-K.

         Exhibit 27.1  Financial Data Schedule.

         (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on February 13, 1998 describing the purchase of a portfolio of unsecured credit card receivables and the related accounts, records and other rights by Providian National Bank, a subsidiary of the Company, from First Union Direct Bank, N.A.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Providian Financial Corporation
                                         (Registrant)


Date: May 14, 1998                       /s/ David J. Petrini
                                         --------------------
                                         David J. Petrini
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer and Duly
                                         Authorized Signatory)


Date: May 14, 1998                       /s/ Daniel Sanford
                                         ------------------
                                         Daniel Sanford
                                         Vice President and Controller
                                         (Chief Accounting Officer and Duly
                                         Authorized Signatory)

                                  EXHIBIT INDEX


Exhibit No.

Exhibit 27.1   Financial Data Schedule