Form 10-Q
period 1998-06-30
PROVIDIAN FINANCIAL CORP
filed 1998-08-14
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________ to ______________.


                                     1-12897
                         -----------------------------
                           (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                          94-2933952
-------------------------------                      ---------------------------
(State or other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification  No.)


               201 Mission Street, San Francisco, California 94105 (Address of principal executive offices) (Zip Code)


                                 (415) 543-0404
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

     As of July 31, 1998, there were 95,024,429 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                  June 30, 1998


PART I.   FINANCIAL INFORMATION                                             Page

          Item 1. Financial Statements (unaudited):
                    Condensed Consolidated Statements of Financial
                     Condition.................................................3
                    Condensed Consolidated Statements of Income................4
                    Condensed Consolidated Statements of Changes in
                     Shareholders' Equity......................................5
                    Condensed Consolidated Statements of Cash Flows............6
                    Notes to Condensed Consolidated Financial
                     Statements................................................7

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................10

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...........................................26

          Item 4. Submission of Matters to a Vote of Security Holders.........26

          Item 5. Other Information...........................................27

          Item 6. Exhibits and Reports on Form 8-K............................27

Signatures....................................................................28

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)(unaudited)

                                                                                  June 30            December 31
                                                                                    1998                 1997
                                                                                -----------          -----------
Assets:
Cash and cash equivalents                                                       $  145,550          $  112,522
Federal funds sold                                                                 140,470             114,960
Investment securities at cost (which approximates market value)                    512,445             172,756
Loans held for securitization or sale                                                -                 450,233
Loans receivable, less allowance for credit losses of $355,789 at
  June 30, 1998 and $145,312 at December 31, 1997                                4,348,128           2,815,364
Due from securitizations                                                           267,245             472,145
Interest receivable                                                                 86,821              80,434
Premises and equipment, net                                                         72,399              61,625
Other assets                                                                       229,614             169,374
                                                                                -----------         -----------
    Total assets                                                                $5,802,672          $4,449,413
                                                                                ===========         ===========

Liabilities:
Deposits:                                                                       $3,731,150          $3,212,766
Term federal funds purchased                                                       420,000             150,000
Notes payable to banks                                                               -                  82,000
Long-term notes payable                                                            399,717                -
Accrued expenses and other liabilities                                             399,705             249,533
                                                                                -----------         -----------
    Total liabilities                                                            4,950,572           3,694,299

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (Capital Securities)                          160,000             160,000

Shareholders' Equity:
Common stock, par value $.01 per share, (authorized: 400,000,000 shares; issued: June 30, 1998 - 94,986,921 shares;
 December 31, 1997- 95,156,545 shares)                                                 954                 954
Additional paid-in capital                                                           4,690               4,217
Retained earnings                                                                  709,306             599,856
Common stock held in treasury - at cost:June 30, 1998 - 438,399
  shares; December 31, 1997 - 268,775 shares)                                      (22,850)             (9,913)
                                                                                -----------         -----------
     Total shareholders' equity                                                    692,100             595,114
                                                                                -----------         -----------
     Total liabilities and shareholders' equity                                 $5,802,672          $4,449,413
                                                                                ===========         ===========
See notes to condensed consolidated financial statements.



PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed   Consolidated Statements of Income
(Dollars in thousands, except per share data) (unaudited)


                                  Three Months Ended               Six Months Ended
                                      June 30                           June 30
                                 ------------------------     -----------------------
                                    1998         1997            1998          1997
                                 ---------   ------------     ---------      --------
Interest Income:
  Loans                          $ 185,213   $    132,216     $ 355,283      $ 278,541
  Investments Securities             9,007          7,483        15,514         13,329
                                 ---------   ------------     ---------      ---------
  Total interest income            194,220        139,699       370,797        291,870

Interest expense:
  Deposits                          48,970         37,955        95,123         81,967
  Borrowings                        12,561          6,366        21,164         12,452
                                 ---------   ------------     ---------      ---------
  Total interest expense            61,531         44,321       116,287         94,419

     Net interest income           132,689         95,378       254,510        197,451

Provision for credit losses        117,851         38,950       175,507         72,752
                                 ---------   ------------     ---------     ----------

    Net interest income after
    provision for credit
    losses                          14,838         56,428        79,003        124,699

Non-interest income:
  Loan servicing income            156,677         91,004       270,793        184,826
  Credit product fee income        120,847         43,716       217,255         82,752
  Other                                485            362           664            501
                                 ---------   ------------    ----------     ----------
                                   278,009        135,082       488,712        268,079

Non-interest expenses:
  Salaries and employee benefits    60,911         37,814       120,645         88,438
  Solicitation                      46,663         39,890        88,275         68,013
  Occupancy, furniture and
  equipment                         11,088          9,554        22,354         17,799
  Data processing and
  communication                     22,080         12,053        37,834         23,786
  Other                             48,183         19,817       101,870         53,879
                                 ---------   ------------      --------        -------
                                   188,925        119,128       370,978        251,915
                                 ---------   ------------    ----------      ---------

     Income before income taxes    103,922         72,382       196,737        140,863

Income tax expense                  41,059         26,658        77,766         51,977
                                 ---------   ------------    -----------     ----------
     Net Income                   $ 62,863   $     45,724    $  118,971      $  88,886
                                 =========   ============    ===========     ==========

Basic earnings per share          $   0.66           N/A     $     1.26            N/A
                                 =========   ============    ===========     ==========
Earnings per share -
assuming dilution                 $   0.65           N/A     $     1.23            N/A
                                 =========   ============    ===========     ===========
Dividends paid per share          $   0.05           N/A     $     0.10            N/A
                                 =========   ============    ===========     ===========

Weighted average common shares
outstanding - basic (000)           94,698           N/A         94,768            N/A
                                 ==========  ============    ===========     ===========
Weighted average shares and
assumed conversions (000)           96,779           N/A         96,661            N/A
                                 ==========  ============    ==========      ==========

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed   Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands,  except per share data) (unaudited)


                                                  7.25%                                                        Common
                                                 Cumulative                      Additional                     stock
                                                 Preferred         Common         Paid-In      Retained        Held in
                                                  Stock            Stock          Capital      Earnings        Treasury     Total
                                               ----------        --------         ---------    ----------     ---------   --------
Balance at
December 31, 1996                              $      63         $      5         $  63,706     $ 419,370      $  -       $ 483,144
Net Income                                                                                         88,886                    88,886
Redemption of preferred stock                        (63)                           (63,207)                                (63,270)
Net issuance of shares                                                948              (499)        (449)                     -
Reimbursement relating to the
   conversion of stock options                                                        6,846                                   6,846
Issuance of restricted/unrestricted stock                               1             5,115                                   5,116
Deferred compensation related to
   grant of restricted and unrestricted
   stock less forfeited shares                                                       (5,116)                                 (5,116)
Cash dividend:
  Preferred - paid to former parent                                                                (1,006)                   (1,006)
                                               ----------        --------         ----------   ------------   ---------   ----------
Balance at June 30, 1997                       $     -           $    954         $   6,845     $ 506,801     $    -      $ 514,600
                                               ==========        ========         ==========   ==========     ==========  ==========

Balance at December 31, 1997                   $     -           $    954          $  4,217     $ 599,856     $  (9,913)  $ 595,114
Net Income                                                                                        118,971                   118,971
Cash dividend:
   Common - $0.10 per share                                                                        (9,521)                   (9,521)
Purchase of 357,200 common
   shares for treasury                                                                3,730                     (24,436)    (20,706)
Exercise of stock options                                                            (5,856)                      8,094       2,238
Issuance of restricted and
    unrestricted stock less
    forfeited shares                                                                  1,429                       3,405       4,834
Deferred compensation related to
   grant of restricted and unrestricted
   stock less amortization of $1,842                                                 (3,018)                                 (3,018)
Put warrant premium                                                                   1,325                                   1,325
Net tax effect from exercise of stock options
    and issuance of restricted stock                                                  2,863                                   2,863
                                               ---------         --------           ---------   -----------    ---------     -------
Balance at June 30, 1998                       $    -            $    954          $  4,690     $ 709,306      $(22,850)   $692,100
                                               =========         ========          =========    ===========    ==========  =========

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands) (unaudited)


                                                                                               Six Months Ended
                                                                                                  June 30
                                                                                    ---------------------------------
                                                                                        1998                  1997
                                                                                    -------------        ------------
Operating Activities:

 Net Income                                                                         $    118,971        $     88,886
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                            175,507              72,752
  Depreciation and amortization of premises and equipment                                  7,302               7,189
  Amortization of net loan acquisition costs                                              19,741              19,507
  Amortization of discount on sale of loans receivables                                      263                 242
  Amortization of deferred compensation
   related to restricted and unrestricted stock                                            1,816                -
  (Increase) decrease in deferred income tax benefit                                     (50,108)             18,353
  Increase in interest receivable                                                         (6,387)             (9,192)
  Increase in other assets                                                               (29,873)            (79,221)
  Increase (decrease) in accrued expenses and other liabilities                          153,035             (11,799)
                                                                                    -------------      --------------
                    Net Cash Provided by Operating Activities                            390,267             106,717


Investing Activities:

 Adjustments to reconcile net income to net cash used by investing activities:
  Net increase in money market instrument investments                                   (299,480)             (1,050)
  Net cash used for loan originations and principal
    collections on loans receivable                                                     (385,947)           (624,557)
  Net proceeds from securitization of loans                                            1,049,911           1,391,618
  Portfolio acquisitions                                                              (1,922,265)               -
  Decrease (increase) in due from securitizations                                        204,900            (123,515)
  Purchases of investment securities                                                     (40,284)           (366,050)
  Proceeds from maturities of investment securities                                           75             219,660
  Increase in federal funds sold                                                         (25,510)           (107,450)
  Net purchases of premises and equipment                                                (18,076)            (12,483)
                                                                                    -------------       -------------
                    Net Cash (Used) Provided by Investing Activities                  (1,436,676)            376,173


Financing Activities:

 Adjustments to reconcile net income to net cash provided by financing activities:
  Net increase (decrease) in deposits                                                    518,384            (547,290)
  Proceeds from issuance of term federal funds                                           450,000             244,000
  Repayment of term federal funds                                                       (180,000)           (116,000)
  (Decrease) increase in notes payable to banks                                          (82,000)             33,000
  Decrease in note payable to affiliates                                                     -               (42,500)
  Increase (decrease) in long-term notes payable                                         399,717             (50,000)
  Proceeds from the issuance of capital securities                                          -                160,000
  Redemption of preferred stock                                                             -                (63,270)
  Reimbursement relating to conversion of stock options                                     -                  6,846
  Purchase of treasury stock                                                             (20,706)               -
  Put warrant premium                                                                      1,325                -
  Dividend paid                                                                           (9,521)             (1,006)
  Proceeds from exercise of stock options                                                  2,238                -
                                                                                -----------------       --------------
                   Net Cash Provided (Used) by Financing Activities                    1,079,437            (376,220)
                                                                                -----------------       --------------

Net Increase in Cash and Cash Equivalents                                                 33,028             106,670
Cash and Cash Equivalents at beginning of year                                           112,522              82,946
                                                                                -----------------     ---------------
Cash and Cash Equivalents at end of period                                      $        145,550        $    189,616
                                                                                =================     ===============

See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1998  (unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results for the year ended December 31, 1998. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

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

Note 3 - Earnings Per Share

     Historical earnings per share for the quarter ending June 30, 1997 are not presented because prior to June 10, 1997, when the Company was spun off from its former parent, Providian Corporation (the "Spinoff"), all of the shares of common stock of the Company were held by its former parent, and such information would not be meaningful. Pro forma earnings per share, with and without dilution for the quarter ended June 30, 1997, have been computed by dividing net income reported for the period by the pro forma weighted average number of common shares outstanding for the applicable period.

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

                         Three months ended June 30     Six months ended June 30
(In thousands,
except per share data)          1998          1997 (1)       1998       1997 (1)
--------------------------------------------------------------------------------
Income available to          $62,863        $45,724       $118,971       $88,886
common stockholders          ===================================================


Weighted average shares
outstanding--Basic            94,698         94,991         94,773        94,559
Effect of dilutive securities
 Restricted Stock issued--
 non vested                      373             42            350            21
 Employee stock options        1,708            337          1,538           469
                              --------------------------------------------------
Dilutive potential
 common shares                 2,081            379          1,888           490
                             -------------------------   -----------------------
Adjusted weighted average
 shares and assumed
 conversions                  96,779          95,371        96,661        95,049
                              ==================================================

Earnings per share             $0.66           $0.48         $1.26         $0.94
                              ==================================================

Earnings per share--
assuming dilution              $0.65           $0.48         $1.23         $0.94
                              ==================================================

(1) Earnings per share for the three and six months ended June 30, 1997 are presented on a pro forma basis. For purposes of pro forma earnings per share, net income has not been adjusted for dividends on preferred stock, which was redeemed in February 1997 out of proceeds from the issuance of mandatorily redeemable capital securities.

Note 4 - Loan Portfolio Acquisitions and Allowance for Credit Losses

     During the first six months of 1998, the Company completed two purchases of portfolios of unsecured credit card loans from First Union Direct Bank, N.A. ("First Union") for approximately $948 million and $974 million, respectively, in cash (the "Portfolio Acquisitions"). These two portfolios included approximately 1,050,000 account relationships and related records and other rights. The Company did not, and does not plan to, acquire any fixed assets or employees of First Union in connection with the portfolio acquisitions. The Company records the allowance for credit losses for acquired loan portfolios upon purchase to reflect the credit quality and expected collectibility of the loans included in the acquisition.

     The activity in the allowance for credit losses for the six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                        Six Months Ended June 30
                                                            1998         1997
--------------------------------------------------------------------------------
Balance at beginning of period                          $  145,312   $  114,540
Provision for credit losses                                175,507       72,752
Reserve acquired                                           178,959           -
Charge-offs                                               (155,915)     (62,733)
Recoveries                                                  11,926        5,184
                                                       -------------------------
Net charge-offs                                           (143,989)     (57,549)
                                                       -------------------------
Balance at end of period                               $   355,789   $  129,743
                                                       =========================

Note 5 - Senior and Subordinated Bank Notes

     In February 1998, one of the Company's banking subsidiaries, Providian National Bank ("PNB"), established a program for the issuance of senior and subordinated debt instruments to further diversify its available funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the six months ended June 30, 1998, PNB issued $400 million in principal amount of long-term notes with an average interest rate of 6.58%.

Note 6 - Shareholders' Equity

     In June 1998, the Company entered into an agreement to purchase, on a forward basis, 500,000 shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of Providian Financial common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. As of June 30, 1998, the agreement covered 451,863 shares of the Company's common stock at a forward price of $77.92 per share. The agreement has a term of one year but may be settled earlier. If this agreement were settled on a net share basis at the June 30, 1998 market price of the Company's common stock ($78.56 per share), the Company would receive approximately 3,700 shares of its common stock. In June 1998, settlement of the agreement resulted in the Company receiving 48,137 shares of its common stock, which were recorded as treasury shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     Providian Financial Corporation is a diversified consumer lender, offering a range of lending products, including unsecured credit cards, revolving lines of credit, home loans, secured and partially secured credit cards, and fee-based products, primarily through direct mail and direct telemarketing account origination channels. Through these products, the Company seeks to achieve diversified earnings sources, with both spread-based and fee-based income from loans and related products and services. The products offered by the Company include unbanked products ("Unbanked Products"), primarily consisting of secured, partially secured and unsecured credit cards designed to serve a population that the Company believes has been largely underserved by traditional financial institutions due to a lack of credit history or past credit problems. The Company also offers deposit products to customers nationwide. The primary factors affecting the profitability of the Company's consumer products are the number of customer accounts and outstanding loan balances, net interest margins, credit usage, level of fee income, credit quality, and the level of solicitation, servicing, and other expenses.

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

Earnings Summary

     Net income for the quarter ended June 30, 1998 was $62.9 million, or $0.65 per diluted share, compared to net income of $45.7 million, or $0.48 pro forma per diluted share, for the quarter ended June 30, 1997. Net income for the six months ended June 30, 1998 was $119 million, or $1.23 per diluted share, compared to net income of $88.9 million, or $0.94 pro forma per diluted share, for the first six months of 1997. As stated in Note 3 to the Company's condensed consolidated financial statements, the Company's historical earnings per share have not been presented for the quarter ended June 30, 1997 and prior periods because until June 10, 1997 all of the Company's common stock was held by its former parent, Providian Corporation, and such information would not be meaningful.

     The overall growth in earnings for the quarter is primarily attributable to growth in managed loans outstanding, higher year to date net interest margins and increased non-interest income, offset by higher net credit losses and increased non-interest expenses. Average managed loans outstanding increased from $9.2 billion for the quarter ended June 30, 1997 to $11.3 billion for the quarter ended June 30, 1998, reflecting the impact of marketing and customer activation efforts combined with the Portfolio Acquisitions. End of period managed loans receivable increased from $9.2 billion as of June 30, 1997 to $11.5 billion as of June 30, 1998. On-balance sheet loans also increased year over year to $4.7 billion as of June 30, 1998, compared to $2.9 billion as of June 30, 1997.

     From December 31, 1997 to June 30, 1998, total managed loans outstanding increased from $9.9 billion to $11.5 billion, reflecting new customer balances realized from marketing activity, activation of existing customers and loan Portfolio Acquisitions offset by balance attrition due to payments and credit loss activity. The Company added 2.6 million new customer accounts during the six months ended June 30, 1998. This number includes new accounts from the Portfolio Acquisitions and excludes customer attrition. These new accounts added to the Company's customer base for fee-based product sales.

     Return on average total managed assets for the three months ended June 30, 1998 was 1.92%, compared to 1.71% for the same period during 1997. The 21 basis point increase in return on assets is primarily due to higher net interest margins driven by growth in Unbanked Product accounts and to increased fee-based product and other fee income. Return on average shareholders' equity for the three months ended June 30, 1998 was 37.91%, compared to 37.60% for the same period in 1997, reflecting the increased return on average total managed assets for the period, offset by a higher ratio of average equity to average managed assets.

Managed Loan Portfolio

     The Company's consumer loan products include unsecured credit cards, revolving lines of credit, home loans, and secured and partially secured credit cards. Since 1989, the Company has securitized unsecured credit card and revolving lines of credit and, beginning in 1996, home equity lines of credit. During the six months ended June 30, 1998, the Company securitized secured and partially secured credit card receivables for the first time. Securitized loans are not considered assets of the Company and therefore are not shown on its statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loans basis. In order to do so, the Company's income statement and statement of financial condition are adjusted to reverse the effect of securitization.

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

     The following table summarizes selected data on the Company's managed consumer loan portfolio:

---------------------------------------------------------------------------------------------------------
                                      TABLE 1-MANAGED CONSUMER LOAN PORTFOLIO INFORMATION
----------------------------------------------------------------------------------------------------------


                                                     Three Months Ended                Six Months Ended
                                                           June 30                          June 30
                                                  -------------------------     --------------------------
(Dollars in thousands)                                1998          1997            1998           1997
                                                  ----------   ------------     -------------  -----------

Period-End Balances:
On-balance sheet consumer loans                   $ 4,703,917  $ 2,864,782      $  4,703,917   $ 2,864,782
Securitized consumer loans                          6,791,054    6,379,953         6,791,054   $ 6,379,953
                                                  ------------ ------------     -------------  -----------
 Total managed consumer loan portfolio            $11,494,971  $ 9,244,735      $ 11,494,971   $ 9,244,735
                                                  ===========  ============     =============  ===========

Average Balances:
On-balance sheet consumer loans                   $ 4,398,017  $ 2,906,059      $  4,190,478   $ 3,215,173
Securitized consumer loans                          6,860,743    6,296,037         6,710,255     5,962,948
                                                  ------------  -----------     -------------  -----------
 Total average managed consumer loan portfolio    $11,258,760  $ 9,202,096      $ 10,900,733   $ 9,178,121
                                                  ============  ===========     =============  ===========
Operating Data and Ratios:
Reported:
    Average earning assets                        $ 5,021,452   $3,443,945      $  4,730,898   $ 3,708,683
    Return on average assets                            4.48%        4.51%             4.41%         4.21%
    Net interest margin (1)                            10.57%       11.08%            10.76%        10.65%
Managed:
    Average earning assets                        $11,882,195   $9,739,982      $ 11,441,153   $ 9,671,631
    Return on average assets                            1.92%        1.71%             1.88%         1.71%
    Net interest margin (1)                            10.79%       10.47%             7.12%         6.87%


(1) Net interest margin is equal to net interest income divided by average earning assets

     The Company services the accounts underlying the securitized loans and earns a stated monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. The finance charge and fee revenue generated by the securitized loans, in excess of interest paid to investors, related credit losses, servicing fee, credit enhancement costs and other program expenses, is referred to as excess servicing income. Revenue resulting from excess servicing income is recognized first as a reduction of the interest only strip receivable and, to the extent the amount received exceeds the related component of the interest only strip receivable (which was recorded at present value), as loan servicing income. The effect of this treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended June 30, 1998 and 1997, as a result of securitization, the Company's net interest income was reduced by $187.9 million and $159.6 million, respectively; the provision for credit losses was reduced by $127.6 million and $123.3 million, respectively; and non-interest income was increased by $60.3 million and $36.3 million, respectively. For the six months ended June 30, 1998 and 1997, as a result of securitization, the Company's net interest income was reduced by $356.2 million and $300.5 million, respectively; the provision for credit losses was reduced by $247.3 million and $232.8 million, respectively; and non-interest income was increased by $108.9 million and $67.7 million, respectively.


Net Interest Income

     Net interest income represents the interest earned from the Company's on-balance sheet consumer loans less the related interest expense related to deposits and borrowings. The Company's securitization of consumer loans has a significant effect on the volume of on-balance sheet loans and borrowings and, to a lesser degree, on deposits, and will cause variations in such balances over time.

     Net interest income for the second quarter of 1998 totaled $132.7 million, compared to $95.4 million for the same period of 1997. This increase is primarily attributable to higher average on-balance sheet consumer loans, offset as expected by the lower yields on the balances acquired in the Portfolio Acquisitions. Interest expense as a percentage of average interest-bearing liabilities increased 4 basis points for the second quarter of 1998 compared to the second quarter of 1997. The annualized net interest margin on average earning assets for the second quarter of 1998 was 10.57%, compared to 11.08% for the same period in the prior year, reflecting lower yields, as mentioned above, combined with higher average equity as a percentage of assets during 1998.

     On a managed loan basis, managed net interest income for the quarter ended June 30, 1998 was $320.6 million, compared to $255 million for the same period in 1997, an increase of $65.6 million, or 25.7%. The managed net interest margin on average managed loans increased to 11.46% for the quarter ended June 30, 1998, from 11.16% for the quarter ended June 30, 1997. These increases in managed net interest income and the managed net interest margin resulted from an increase in average managed loans as well as higher finance charge yields on selected portfolio segments that were repriced in the prior year.


Statement of Average Balances, Income and Expense, Yields and Rates

     The following tables provide an analysis of interest income, interest expense, net interest margin and average balance sheet data for the three month and six month periods ended June 30, 1998 and 1997:


----------------------------------------------------------------------------------------------------------------------------
                             TABLE 2-STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30
                                   -----------------------------------------------------------------------------------------
                                                    1998                                        1997
                                   ---------------------------------------------  ------------------------------------------
(Dollars in thousands)             Average            Income/         Yield/       Average          Income/          Yield/
                                   Balance            Expense          Rate        Balance          Expense           Rate
                                   ---------        -----------     ------------  ---------        --------       ----------

ASSETS:
Interest-Earning assets
    Consumer loans                 $ 4,398,017      $  185,213            16.85%  $ 2,906,059      $ 132,216        18.20%
    Interest-earning cash               22,095             299             5.41%      108,836          1,482         5.45%
    Federal funds sold                 220,394           3,042             5.52%      294,670          4,106         5.57%
    Investment securities              380,946           5,666             5.95%      134,380          1,895         5.64%
                                     ----------      ---------      ------------  ------------   -----------        ------
Total interest-earning               5,021,452       $ 194,220            15.47%    3,443,945      $ 139,699        16.23%
assets

Allowances for loan losses            (300,638)                                      (124,973)
Other assets                           894,863                                        738,040
                                   ------------                                 --------------
Total assets                       $ 5,615,677                                    $ 4,057,012
                                   ============                                 ==============

LIABILITIES AND EQUITY:

Interest-bearing liabilities
    Deposits                       $ 3,588,554       $ 48,970              5.46%  $ 2,825,265      $  37,955           5.37%
    Borrowings                         826,600         12,561              6.08%      381,540          6,366           6.67%
                                   -----------         -------       -----------  ------------     -----------      ----------
Total interest-bearing liabilities   4,415,154       $ 61,531              5.57%    3,206,805      $  44,321           5.53%

Other liabilities                      377,171                                        203,803
                                   -----------                                    ------------
Total liabilities                    4,792,325                                      3,410,608

Capital securities                     160,000                                        160,000

Equity                                 666,352                                        486,404
                                   ------------                                   ------------
Total liabilities and equity       $ 5,615,677                                    $ 4,057,012
                                   ============                                   ============
NET INTEREST SPREAD:                                                       9.90%                                      10.70%
                                                                          ======                                      ======

Interest income to
    average interest-earning assets                                       15.47%                                      16.23%
Interest expense to
    average interest-earning assets                                        4.90%                                       5.15%
                                                                          ------                                   ----------
NET INTEREST MARGIN                                                       10.57%                                      11.08%
                                                                         =======                                  ============



                                                      Six Months Ended June 30
                                   -----------------------------------------------------------------------------------------
(Dollars in thousands)                        1998                                        1997
                                   -----------------------------------------    --------------------------------------------
                                   Average          Income/           Yield/      Average         Income/          Yield/
                                   Balance          Expense            Rate       Balance         Expense           Rate
                                   ---------        -----------     --------    ---------        --------       ----------

ASSETS:
Interest-Earning assets
    Consumer loans                 $ 4,190,478      $  355,283            16.96%  $ 3,215,173      $ 278,541          17.33%
    Interest-earning cash               31,477             855             5.43%      104,205          2,771           5.32%
    Federal funds sold                 215,936           5,945             5.51%      302,192          8,167           5.41%
    Investment securities              293,007           8,714             5.95%       87,113          2,391           5.49%
                                     ----------      ---------      ------------  ------------   -----------          ------
Total interest-earning               4,730,898       $ 370,797            15.68%    3,708,683      $ 291,870          15.74%
assets

Allowances for loan losses            (266,193)                                      (121,142)
Other assets                           927,135                                        633,102
                                   ------------                                 --------------
Total assets                       $ 5,391,840                                    $ 4,220,643
                                   ============                                 ==============

LIABILITIES AND EQUITY:

Interest-bearing liabilities
    Deposits                       $ 3,507,344       $ 95,124              5.42%  $ 3,040,706      $  81,967           5.39%
    Borrowings                         707,600         21,163              5.98%      391,213         12,452           6.37%
                                   -----------         -------       -----------  ------------     -----------         ------
Total interest-bearing liabilities   4,214,944       $116,287              5.52%    3,431,919      $  94,419           5.50%

Other liabilities                      374,725                                        167,566
                                   -----------                                    ------------
Total liabilities                    4,589,699                                      3,599,485

Capital securities                     160,000                                        129,945

Equity                                 642,171                                        491,213
                                   ------------                                   ------------
Total liabilities and equity       $ 5,391,840                                    $ 4,220,643
                                   ============                                   ============
NET INTEREST SPREAD:                                                      10.16%                                      10.24%
                                                                          ======                                     =======

Interest income to
    average interest-earning assets                                       15.68%                                      15.74%
Interest expense to
    average interest-earning assets                                        4.92%                                       5.09%
                                                                          ------                                   ---------
NET INTEREST MARGIN                                                       10.76%                                      10.65%
                                                                         =======                                  ==========


Interest Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets, the average interest rate paid on interest-bearing liabilities and by changes in the volume of interest-earning assets and interest-bearing liabilities. The quarter ended June 30, 1998 compared to the prior year quarter reflects growth in consumer loans and investment securities, resulting in higher on-balance sheet earning assets. Yields for on-balance sheet loans decreased for the quarter ended June 30, 1998 compared to the prior year quarter reflecting lower average finance charge yields on the Acquired Portfolios. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in volume, rates and interest income:


--------------------------------------------------------------------------------------------------------------------------
                                                TABLE 3-INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                   Six Months Ended
                                                           June 30                             June 30
                                                           1998 vs. 1997                       1998 vs. 1997
                                         ----------------------------------       ----------------------------------------
                                       Increase       Change due to (1)           Increase          Change due to (1)
                                       (Decrease)       Volume      Rate          (Decrease)        Volume      Rate
(Dollars in thousands)                  ---------     ---------   -------         ----------     --------    ----------

Interest Income:
Consumer loans                         $ 52,997       $114,865    $(61,868)        $76,742       $93,923     $(17,181)
Federal funds sold                       (1,064)        (1,027)        (37)         (2,222)       (2,654)         432
Other securities                          2,588          2,489          99           4,407         4,022          385
                                        ---------      ----------  ---------        --------      --------    ----------
  Total interest income                  54,521        116,327     (61,806)         78,927        95,291      (16,364)

Interest Expense:
Deposits                                 11,015         10,372         643          13,157        12,697          460
Borrowings                                6,195          9,943      (3,748)          8,711        10,935       (2,224)
                                       ---------     ----------   ----------       --------       ------     -----------
  Total interest expense                 17,210         20,315      (3,105)         21,868        23,632       (1,764)
                                       ---------     ----------   ----------       --------      -------     -----------
  Net interest income                  $ 37,311       $ 96,012    $(58,701)        $57,059       $71,659     $(14,600)
                                       =========      =========   ==========       ========      =======     ===========

(1) The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.


Non-Interest Income

     Non-interest income, which consists primarily of loan servicing income, fee income from credit products and other fee-based product income, represented approximately 59% of gross on-balance sheet revenues for the three months ended June 30, 1998, compared to approximately 49% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, fee income represented 57% and 48%, respectively, of gross on-balance sheet revenues. The increase in non-interest income resulted from higher loan servicing income, due primarily to higher average securitized assets and increased sales of fee-based products.

Loan Servicing Income

     Average securitized loans, which are reduced by principal collections accumulated in principal funding accounts prior to being paid to securitization investors, were $6.9 billion during the three months ended June 30, 1998, compared to $6.3 billion for the same period of 1997, a 10% increase. Loan servicing income increased 72%, to $156.7 million, for the quarter ended June 30, 1998, compared to $91 million for the same period in 1997. For the six months ended June 30, 1998, loan servicing income increased 46.5%, to $270.8 million, from $184.8 million for the same period in 1997. The increase in loan servicing income resulted from higher net interest margins on securitized receivables, offset in part by moderate increases in credit loss rates, on higher average securitized loans. Further offsetting the increase in loan servicing income was a decrease in the gain on sale of assets recognized pursuant to SFAS No. 125, which became effective January 1, 1997. Gains recorded upon securitization, recognized in accordance with SFAS No. 125, were $2.2 million and $50.4 million during the six months ended June 30, 1998 and 1997, respectively. The decrease reflects the impact of SFAS No. 125 during the first six months of 1997, when the Company was required to recognize both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that period. The Company recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as a component of "due from securitizations" on its statement of financial condition. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will depend on the timing, performance and amount of future securitizations.

Credit Product Fee Income

     Credit product fee income increased 176.4%, to $120.8 million, for the quarter ended June 30, 1998, compared to $43.7 million for the prior year quarter. For the six months ended June 30, 1998, credit product fee income increased 162.5%, to $217.3 million, from $82.8 million for the same period in 1997. These increases resulted from increased customer volume for credit card membership and processing fees, increased income from sales of the Company's fee-based products and an increase in late, overlimit and cash advance fees.

Non-Interest Expense

     Non-interest expense for the three months ended June 30, 1998 was $188.9 million, an increase of 59% over non-interest expense of $119.1 million for the same period in the prior year. Salaries and employee benefits increased $23.1 million, or 61%, to $60.9 million for the three months ended June 30, 1998, compared to $37.8 million for the same period in the prior year. This increase reflects an increase in the employee base to support increased customer service volume and additional account acquisition efforts. Solicitation costs, which include direct mail, postage, telemarketing and package materials for both new and existing customers, totaled $46.7 million for the quarter ended June 30, 1998, a 17% increase over the prior year quarter total of $39.9 million. This increase in solicitation costs resulted from an increased investment in the direct mail and direct telemarketing acquisition channels and from other initiatives designed to improve customer activation and retention.

     The "Year 2000" problem is a result of computer systems using two digits rather than four digits to define the applicable year. The Company is heavily dependent upon computer systems for all of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company has launched a Year 2000 Project to identify, assess and, where appropriate, modify internal and vendor systems with respect to Year 2000 problems. The Year 2000 Project team is currently assessing the Company's internal systems and the systems of its material vendors for Year 2000 compliance and such assessment is substantially complete. The Company's goal is to complete the Year 2000 Project testing and system modifications by June 30, 1999. The Company believes that it has adequate resources to achieve Year 2000 compliance for its internal systems and that it is taking appropriate steps to identify exposure to Year 2000 problems with its material vendors.

     The Company's total Year 2000 Project costs are expected to be no more than $10 million and the Company has incurred approximately $4.8 million in Year 2000 Project expenses to date. The Company believes that the costs of Year 2000 compliance will not have a material impact on the Company's future financial results or condition. However, if the Year 2000 Project is not completed on a timely basis or is not fully effective, these issues could have a significant adverse economic impact on the Company's financial results and condition. Management's estimates for the Year 2000 Project completion date and Year 2000 Project compliance costs are based on assumptions about future events and are subject to risks and uncertainties. These include the continued availability of trained personnel, the Company's ability to identify and correct software problems and the ability of its vendors to achieve Year 2000 compliance on a timely basis.

Income Taxes

     The Company's income tax expense, which includes both state and federal taxes, was $41.1 million for the three months ended June 30, 1998, compared to $26.7 million for the three months ended June 30, 1997. The overall current effective income tax rate of 39.5% reflects an increase in state tax rates associated with the Spinoff.

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

     The Company's policy is to recognize principal credit losses on all unsecured loans (including the unsecured portion of any partially secured credit card loans) which become delinquent no more than 180 days after the delinquency occurs unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Bankrupt accounts and accounts of deceased customers are charged-off upon determination of uncollectibility. Home loans are reviewed for collectibility when they become 60 days delinquent, and credit losses are recognized for the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying collateral. The Company continues to pursue collection of charged-off loans when appropriate, and subsequent collections on charged-off loans are recognized as recoveries.


Delinquencies

     An account is considered delinquent if the minimum payment is not received by the next billing date. Interest and fee income continue to accrue on an account after the account becomes delinquent (unless the customer is bankrupt or is deceased) until the loan is either repaid or recognized as a credit loss. The following table presents delinquency information as of June 30, 1998 and 1997:


--------------------------------------------------------------------------------
                           TABLE 4- DELINQUENCIES
--------------------------------------------------------------------------------

                                               June 30
                       ---------------------------------------------------------
                              1998                               1997
                       ------------------------  -----------------------------
                                        % of                             % of
                                        Total                            Total
(Dollars in thousands) Loans            Loans         Loans              Loans
                       ---------       --------       -----------        -----

Reported: (1)
Loans outstanding      $ 4,703,917      100.00%       $ 2,864,782        100.00%
Loans delinquent:
 31 - 60 days               97,953        2.08%            53,282          1.86%
 61 - 90 days               59,866        1.27%            30,320          1.06%
 91 or more days           125,012        2.66%            61,124          2.13%
                       -----------      -------       -----------        -------
Total                  $   282,831        6.01%       $   144,726          5.05%
                       ===========      =======       ===========        =======

Managed:
Loans outstanding      $11,494,971      100.00%       $ 9,244,735        100.00%
Loans delinquent:
 31 - 60 days              197,108        1.72%           153,938          1.67%
 61 - 90 days              122,841        1.07%            86,473          0.94%
 91 or more days           242,933        2.11%           163,606          1.77%
                       -----------      -------       -----------        -------
Total                  $   562,882        4.90%       $   404,017          4.37%
                       ===========      =======       ===========        =======

(1) Includes loans held for securitization.



     The managed loan delinquency rate as of June 30, 1998 was 4.90%, compared to 4.22% as of December 31, 1997 and 4.37% as of June 30, 1997. The increase in the managed loan delinquency rate over the prior quarter reflects the higher rates of delinquency associated with the loans acquired in the Portfolio Acquisitions. Excluding the effect of the Portfolio Acquisitions, the delinquency rate at June 30, 1998 would have been 4.26% pro forma, slightly above the delinquency rate at December 31, 1997. The delinquency rate for on-balance sheet loans was 6.01% as of June 30, 1998, compared to 4.17% as of December 31, 1997 and 5.05% as of June 30, 1997. This increase in the on-balance sheet loan delinquency rate reflects the effect of the loans acquired in the Portfolio Acquisitions, which have not been securitized, and the Company's Unbanked Product outstandings, which experience a higher delinquency rate than the Company's other credit card loans. Secured and partially secured Unbanked Product outstandings are collateralized in whole or in part by customer savings accounts, which mitigate the increased risk associated with higher delinquencies.

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

     The following table presents the Company's net credit losses for consumer loans for the three and six months ended June 30, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------
                                        TABLE 5 - NET CREDIT LOSSES
---------------------------------------------------------------------------------------------------------------

                                             Three Months Ended June 30             Six Months Ended June 30
(Dollars in thousands)                       1998                1997                 1998          1997
                                         -----------        --------------        ------------   ----------
Reported: (1)
Average loans outstanding                $ 4,398,017        $ 2,906,059           $ 4,190,478     $ 3,215,173
Net charge-offs                          $    85,094        $    28,465           $   143,989     $    57,549
Net charge-offs as
  a percentage of average
  loans outstanding                            7.74%              3.92%                 6.87%           3.58%

Managed:
Average loans outstanding                $11,258,760        $ 9,202,096           $10,900,733     $ 9,178,121
Net charge-offs                          $   212,696        $   151,711           $   391,214     $   290,312
Net charge-offs as
  a percentage of average
  loans outstanding                            7.56%              6.59%                 7.18%           6.33%

(1) Includes loans held for securitization.



     The managed net credit loss rate for the three months ended June 30, 1998 was 7.56%, compared to 6.78% for the quarter ended March 31, 1998 and 6.59% for the quarter ended June 30, 1997. The increase over the prior quarter reflects the higher credit loss rates on the loans acquired in the Portfolio Acquisitions and account seasoning. Excluding the impact of the Portfolio Acquisitions, the credit loss rate for the quarter ended June 30, 1998 would have been 6.36% pro forma, a decrease from the prior quarter pro forma net credit loss rate of 6.49% and reflective of the industry wide trend in consumer credit performance over the prior year quarter.

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

     The following table sets forth the activity in the allowance for possible credit losses for the three and six months ended June 30, 1998 and 1997:


-------------------------------------------------------------------------------------------------------------------
                           TABLE 6 - SUMMARY OF ALLOWANCE FOR CREDIT LOSSES
-------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended                         Six Months Ended
                                                 June 30                                   June 30
(Dollars in Thousands)                   1998              1997                      1998            1997
                                        --------      ----------                -----------      ---------

Balance at beginning
of period                               $ 249,440     $ 119,258                 $  145,312       $ 114,540
Provision for credit losses               117,851        38,950                    175,507          72,752
Reserve acquired                           73,592         -                        178,959            -
Charge-offs                               (91,495)      (32,140)                  (155,915)        (62,733)
Recoveries                                  6,401         3,675                     11,926           5,184
                                        ----------    ----------               -----------      ----------
Net charge-offs                           (85,094)      (28,465)                  (143,989)        (57,549)
                                        ----------    ----------                -----------     ----------
Balance at end of period                $ 355,789     $ 129,743                 $  355,789       $ 129,743
                                        ==========    ==========                ===========      ==========
Allowance for credit losses
to loans at period-end (1)                   7.56%         4.78%                      7.56%           4.78%

(1) Excludes loans held for securitization.



Funding, Liquidity and Market Risk

     The Company's approach to funding its assets is to seek a diversified funding mix and investor base. Funding products used by the Company include retail and institutional deposits, term federal funds, public and private asset securitizations, a committed revolving credit facility, long term notes and mandatorily redeemable capital securities. Within funding product categories, funding sources are further diversified based on the industry, geographical location and type of investor. The Company currently offers a wide range of maturity terms for its funding products, ranging from one week to seven years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve and anticipated issuance in the securitization and capital markets. Management's goal is to achieve a balanced distribution of maturities, avoiding undue concentration in any one period. Management also monitors existing funding maturities and seeks to ensure that appropriate amounts of backup liquidity are available to support maturing funding sources.

     The following table summarizes the contractual maturities of deposits as of June 30, 1998:

----------------------------------------------------------------------------------------------------------------------------
                                   TABLE 7 - CONTRACTUAL MATURITIES OF DEPOSIT
----------------------------------------------------------------------------------------------------------------------------
                                                          June 30, 1998                    June 30, 1997
                                        ----------------------------------------   --------------------------------------------
(Dollars in thousands)                 Direct           Other         Total        Direct        Other         Total
                                       Deposits        Deposits       Deposits     Deposits      Deposits      Deposits
                                       -----------------------------------------   ---------------------------------------

Three months or less                   $ 295,621       $235,773       $  531,394  $  254,690     $115,537      $  370,227
Over three months
through 12 month                         749,287        361,705        1,110,992     577,769      216,544         794,313
Over one year through
five years                               521,947        580,550        1,102,497     394,355      402,157         796,512
Deposits without
contractual maturity                     921,111         65,156          986,267     822,262       59,508         881,770
                                      ----------     ------------     ----------  ---------------------------------------
   Total Deposits                     $2,487,966     $1,243,184       $3,731,150 $ 2,049,076     $793,746      $2,842,822
                                     ====================================================================================



     Deposits increased from $3.2 billion as of December 31, 1997 to $3.7 billion as of June 30, 1998. This increase resulted from management's efforts to increase deposits to provide funding for on-balance sheet loans and investment securities used in liquidity management.

     Interest expense on borrowings for the quarter ended June 30, 1998 was $12.6 million, compared to $6.4 million for the quarter ended June 30, 1997. This increase was the result of higher average borrowings of term federal funds purchased and long-term notes payable.

     The Company maintains a $1.2 billion committed revolving credit facility from a syndicate of domestic and international banks, which is scheduled to expire in May 1999. Borrowings under this credit facility are available to three of the Company's subsidiaries, Providian National Bank, Providian Bank and Providian Credit Corporation (the "Borrowers"), and the credit facility is guaranteed by Providian Financial Corporation. As of June 30, 1998, there were no outstanding borrowings under the credit facility. Among other covenants, the credit facility contains certain financial covenants applicable to the Company, including consolidated return on assets and capital requirements and a loan delinquency test. In addition, certain financial ratios are required to be maintained by each of the Borrowers. The unused commitment is available to the Borrowers as funding needs may arise.

     In February 1998, Providian National Bank ("PNB") established a program for the issuance of senior and subordinated debt instruments to further diversify funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the six months ended June 30, 1998, PNB issued $400 million in principal amount of long-term notes.

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

     The securitization of consumer loans is a significant source of the Company's funding. Commercial paper-based conduit facilities and other variable funding facilities are used to securitize certain unsecured, secured and partially secured credit card, revolving line of credit and home equity line of credit card receivables. As of June 30, 1998, the Company had $2.3 billion of outstanding securitized loans under such conduit and variable funding. Outstanding term securitizations under the Company's master trust totaled $4.5 billion as of June 30, 1998. Term securitizations typically have either amortization periods during which principal is paid to investors or principal accumulation periods during which principal payments are aggregated for repayment to investors on an expected maturity date. During the quarter ended June 30, 1998, accumulation of principal for previously securitized loans of $837.9 million was paid to investors. As securitized loans are reduced through principal repayment or principal accumulation, the Company's on-balance sheet loans will increase, to the extent such reductions are not offset by loan attrition. Such increases are funded by the Company through new securitizations or other funding sources.

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

     The Company uses derivative financial instruments, including interest rate swap and cap agreements, with indices that generally correlate to managed assets or liabilities to modify its net interest sensitivity to levels determined by management to be appropriate based on the Company's current economic outlook. The following table presents the notional amounts of interest rate swap, cap and floor agreements for the periods indicated:

----------------------------------------------------------------------------------------------
                       TABLE 8 - SUMMARY OF INTEREST RATE SWAPS/CAPS
----------------------------------------------------------------------------------------------
                                       Three Months Ended              Six Months Ended
                                           June 30                          June 30
(Dollars in thousands)                 1998         1997               1998          1997
                                      -------    -----------        -------      ----------


Interest rate swap agreements:
     Beginning Balance               $ 955,500    $ 1,090,500        $ 955,500     $ 1,290,500
     Additions                          66,667         30,000          166,667          63,333
     Maturities                        886,667        165,000          986,667         398,333
                                     ---------       --------        ---------       ---------
     Ending Balance                  $ 135,500    $   955,500        $ 135,500     $   955,500
                                     =========     ==========        =========       =========

Interest rate caps and floors:
     Beginning Balance               $ 709,470     $1,459,950        $ 922,220     $ 1,522,450
     Additions                         332,500         -               322,500           -
     Maturities                        350,000        112,750          562,750         175,250
                                   -----------     ----------        ---------       ---------
     Ending Balance                  $ 691,970     $1,347,200        $ 691,970     $ 1,347,200
                                   ===========     ==========        =========      ==========


     The Company's goal in managing liquidity is to ensure that funding will be available to support the Company's operations in varying business environments. In addition to the Company's credit facilities, the Company maintains a portfolio of high quality securities such as U.S. government obligations, commercial paper, interest bearing deposits with other banks, federal funds sold and other cash equivalents. Investment securities increased from $172.8 million as of December 31, 1997 to $512.4 million as of June 30, 1998. Federal funds sold increased from $115.0 million to $140.5 million over the same period.

     As part of its comprehensive risk management strategy, the Company may enter into sale and purchase transactions on its common stock. The Company's goal in managing equity risk is to mitigate the effect of price volatility on stock option grants made as part of the Company's equity-based benefit plans. During the first quarter of 1998, the Company entered into an agreement to sell equity put warrants for 250,000 shares of the Company's stock. The warrants entitle the holder to sell to the Company, by physical delivery, a specified number of shares of the Company's common stock at a price of $64.60 per share. These put warrants may only be exercised on the expiration date, which is February 26, 1999.

     In June 1998, the Company entered into an agreement to purchase, on a forward basis, 500,000 shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of Providian Financial common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. As of June 30, 1998, the agreement covered 451,863 shares of the Company's common stock at a forward price of $77.92 per share. The agreement has a term of one year but may be settled earlier. If this agreement were settled on a net share basis at the June 30, 1998 market price of the Company's common stock ($78.56 per share), the Company would receive approximately 3,700 shares of its common stock. In June 1998, settlement of the agreement resulted in the Company receiving 48,137 shares of its common stock, which were recorded as treasury shares.

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


                                                                                "Well            "Adequately
                                                                                Capitalized      Capitalized
Capital Ratio             Calculation                                           Ratios"          Ratios"
-----------------   --------------------------                                  -------------    ---------------
Total Risk-Based    Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)  => 10%           =>8 <10%
Tier 1              Tier 1 (Tier 1/total risk-based assets)                     =>  6%           =>4% <6%
Leverage            Leverage (Tier 1/average total assets less intangibles)     =>  5%           =>4% <5%



     As of June 30, 1998, each of the Company's banking subsidiaries was considered "well capitalized" based on its risk-based capital ratios, as set forth below:


                                                                        Providian
                                                                        National           Providian
Capital Ratio                                                           Bank               Bank
-----------------------------------                                     -------------      ---------------
Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)              12.65%             16.94%
Tier 1 (Tier 1/total risk-based assets)                                 11.58%             15.55%
Leverage (Tier 1/average total assets less intangibles)                 13.15%             10.68%


     On May 6, 1998, the Board of Directors of the Company approved a quarterly dividend of $.05 per share payable on June 15, 1998 to shareholders of record on June 1, 1998. The payment of dividends on the common stock of the Company may in the future be limited by certain factors, including regulatory capital requirements and financial covenants relating to the maintenance of capital under the Company's credit facilities. In addition, if the Company defers interest payments on the junior subordinated debentures supporting dividend payments to holders of Providian Capital I's mandatorily redeemable capital securities, the Company will not be permitted to declare dividends on its common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The 1998 Annual Meeting of Stockholders was held on May 6, 1998.

         (b)  The following directors were elected at such meeting:

              James V. Elliott
              Lyle Everingham
              J. David Grissom

              The following directors continued their term of office after such meeting:

              John M. Cranor III (resigned effective July 1, 1998) Christina L. Darwall
              Ruth M. Owades
              John L. Weinberg
              Shailesh J. Mehta
              F. Warren McFarlan
              Larry D. Thompson

         (c)  The following matters were voted upon at such meeting:

         Election of Directors               Votes For            Votes Withheld
         ---------------------               -----------         ---------------
         James V. Elliott                    81,103,850                  930,367
         Lyle Everingham                     81,103,960                  930,257
         J. David Grissom                    79,854,903                2,179,314

Item                                 Votes For       Votes Against       Abstain
----------                           ----------      ---------------  ----------
Adoption of the Company's 1997
Employee Stock Purchase Plan          76,559,193        5,163,389        311,635

Ratification of the Selection of
Ernst & Young LLP as independent
auditors of the Company for 1998      81,872,194           37,732        124,291

No other matter was voted upon at such meeting.


Item 5.  Other Information.

     Effective July 1, 1998, John M. Cranor III resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits Required by Item 601 of Regulation S-K.

         Exhibit 10.1 Providian Financial Corporation Stock Ownership Plan, as amended on June 23, 1998

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


                                          Providian Financial Corporation
                                          -------------------------------
                                          (Registrant)



Date: August 14, 1998                     /s/ David J. Petrini
                                          -------------------------------
                                          David J. Petrini
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and Duly
                                          Authorized Signatory)


Date: August 14, 1998                    /s/ Daniel Sanford
                                         --------------------------------
                                         Daniel Sanford
                                         Vice President and Controller
                                         (Chief Accounting Officer and Duly
                                         Authorized Signatory)

                                 EXHIBIT INDEX


Exhibit No.
------------


Exhibit 10.1 Providian Financial Corporation Stock Ownership Plan, as amended on June 23, 1998

Exhibit 27.1               Financial Data Schedule