Form 10-Q
period 1998-09-30
PROVIDIAN FINANCIAL CORP
filed 1998-11-16
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended September 30, 1998

                                       OR

[ ] Transition  report  PURSUANT  TO Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 For the transition period from _________ to __________.


                                     1-12897
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
                      --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                 94-2933952
---------------------------------          --------------------------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

               201 Mission Street, San Francisco, California 94105
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (415) 543-0404
                              ---------------------
              (Registrant's Telephone Number, Including Area Code)

                                    Not Applicable
               --------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ----        ----

     As of October 31, 1998, there were 94,403,221 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX


                               September 30, 1998


PART I.   FINANCIAL INFORMATION                                             Page

          Item 1.   Financial  Statements  (unaudited):
                         Condensed  Consolidated Statements  of  Financial
                          Condition............................................3
                         Condensed  Consolidated Statements  of  Income........4
                         Condensed  Consolidated Statements  of  Changes in
                          Shareholders' Equity.................................5
                         Condensed Consolidated Statements of Cash Flows.......6
                         Notes to Condensed Consolidated Financial
                          Statements...........................................7

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................10

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................28

         Item 5.    Other Information.........................................28

         Item 6.    Exhibits and Reports on Form 8-K..........................28

Signatures....................................................................29

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data) (unaudited)

                                                                                   September 30          December 31
                                                                                       1998                 1997
                                                                                   ------------          -----------
Assets:
Cash and cash equivalents                                                          $   142,975           $   112,522
Federal funds sold                                                                     216,039               114,960
Investment securities at cost (which approximates market value)                        186,005               172,756
Securities available for sale                                                           88,064                 --
Loan held for securitization or sale                                                      --                 450,233
Loans receivable, less allowance for credit losses of $409,077 at
 September 30, 1998 and $145,312 at December 31, 1997                                4,576,352             2,815,364
Due from securitizations                                                               389,931               472,145
Interest receivable                                                                     99,085                80,434
Premises and equipment, net                                                             75,664                61,625
Deferred taxes                                                                         175,454                66,511
Other assets                                                                           106,108               102,863
                                                                                   -----------           -----------
        Total assets                                                               $ 6,055,677           $ 4,449,413
                                                                                   ===========           ===========
Liabilities:
Deposits                                                                           $ 3,926,721           $ 3,212,766
Term federal funds purchased                                                           309,000               150,000
Notes payable to banks                                                                    --                  82,000
Long-term notes payable                                                                399,737                  --
Deferred fees                                                                          246,891                64,696
Accrued expenses and other liabilities                                                 295,772               184,837
                                                                                   -----------           -----------
        Total liabilities                                                            5,178,121             3,694,299

Company obligated mandatorily  redeemable capital securities of subsidiary trust holding  solely  junior  subordinated  deferrable  interest  debentures of the
  Company (Capital Securities)                                                         160,000               160,000

Shareholders' Equity:
Common stock, par value $.01 per share (authorized: 400,000,000 shares; issued: September 30, 1998 - 94,683,465 shares;
  December 31, 1997 - 95,156,545 shares)                                                   954                   954
Additional paid-in capital                                                                 --                  4,217
Retained earnings                                                                      765,543               599,856
Common stock held in treasury - at cost: (September 30, 1998 - 741,855
   shares; December 31, 1997 - 268,775 shares)                                         (48,941)               (9,913)
                                                                                   -----------           -----------
     Total shareholders' equity                                                        717,556               595,114
                                                                                   -----------           -----------
     Total liabilities and shareholders' equity                                    $ 6,055,677           $ 4,449,413
                                                                                   ===========           ===========
See notes to condensed consolidated financial statements



PROVIDIAN  FINANCIAL   CORPORATION  AND  SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data) (unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30                     September 30
                                                            --------------------          -------------------------
                                                            1998        1997                 1998           1997
                                                            ---------  ---------          ---------      ----------
Interest income:
    Loans                                                   $ 210,565  $ 135,799          $ 565,848      $  414,340
    Investment securities                                       7,661      6,880             23,175          20,209
                                                            ---------  ---------          ---------      ----------
    Total interest income                                     218,226    142,679            589,023         434,549

Interest expense:
    Deposits                                                   51,153     40,499            146,276         122,466
    Borrowings                                                  9,997      3,749             31,161          16,201
                                                            ---------  ---------          ---------      ----------
    Total interest expense                                     61,150     44,248            177,437         138,667

           Net interest income                                157,076     98,431            411,586         295,882

Provision for credit losses                                   168,217     43,071            343,724         115,823
                                                            ---------  ---------          ---------      ----------

           Net interest income after provision
           for credit losses                                 (11,141)     55,360             67,862         180,059

Non-interest income:
    Loan servicing income                                     156,341    111,320            427,134         296,146
    Credit product fee income                                 199,236     67,881            416,491         150,633
    Other                                                       1,723        201              2,387             702
                                                            ----------  --------          ---------      ----------
                                                              357,300    179,402            846,012         447,481
Non-interest expenses:
    Salaries and employee benefits                             64,965     54,003            185,610         142,441
    Solicitation                                               53,258     39,717            141,533         107,730
    Occupancy, furniture and equipment                         12,963      9,764             35,317          27,563
    Data processing and communication                          16,005     13,449             53,839          37,235
    Other                                                      63,315     38,868            165,185          92,747
                                                           ----------  ---------          ---------      ----------
                                                              210,506    155,801            581,484         407,716
                                                           ----------  ---------          ---------      ----------
           Income before income taxes                         135,653     78,961            332,390         219,824

Income tax expense                                             53,092     30,397            130,858          82,374
                                                           ----------  ---------          ---------      ----------
           Net Income                                      $   82,561  $  48,564          $ 201,532      $  137,450
                                                           ==========  =========          =========      ==========
Basic earnings per share                                   $     0.87  $    0.51          $    2.13           N/A
                                                           ==========  =========          =========      ==========
Earnings per share - assuming dilution                     $     0.85  $    0.50          $    2.08           N/A
                                                           ==========  =========          =========      ==========
Dividends paid per share                                   $     0.05  $    0.05          $    0.15       $    0.05
                                                           ==========  =========          =========      ==========
Weighted average common shares outstanding - basic (000)       94,696     95,047             94,744           N/A
                                                           ==========  =========          =========      ==========
Weighted average shares and assumed conversions (000)          97,000     96,059             96,792           N/A
                                                           ==========  =========          =========      ==========

See notes to condensed consolidated financial statements



PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed   Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands,  except per share data) (unaudited)

                                                7.25%                                          Cumulative     Common
                                              Cumulative              Additional                 Other         stock
                                              Preferred     Common     Paid-In    Retained     Comprehensive  Held in
                                                Stock       Stock      Capital    Earnings       Income       Treasury     Total
                                             ----------    --------   ----------  -----------  -----------    ---------- ----------
Balance at December 31, 1996                 $   63        $   5      $  63,706   $  419,370   $   --         $   --     $  483,144
Net Income                                                                           137,450                                137,450
Cash dividend:
    Common - $0.05 per share                                                          (4,762)                                (4,762)
    Preferred (paid to former parent)                                                 (1,006)                                (1,006)
Redemption of  preferred stock                  (63)                    (63,207)                                            (63,270)
Net issuance of shares pursuant
    to the Distribution Agreement                            948           (499)        (449)                                  --
Purchase of 400,000 common
    shares for treasury                                                                                        (14,616)     (14,616)
Exercise of stock options                                                (1,352)                                 3,168        1,816
Reimbursement relating to the
    conversion of stock options                                           6,846                                               6,846
Issuance of restricted and
    unrestricted stock less
    forfeited shares                                           1          5,443                                  4,256        9,700
Deferred compensation related to
    grant of restricted and
    unrestricted stock                                                   (9,701)                                             (9,701)
Amortization of deferred compensation                                       562                                                 562
                                             ==========    ========   ==========  ===========  ===========    ========== ==========
Balance at September 30, 1997                $  --         $ 954      $   1,798  $   550,603   $   --         $ (7,192)  $  546,163
                                             ==========    ========   ==========  ===========  ===========    ========== ==========


Balance at December 31, 1997                 $  --         $ 954      $   4,217  $   599,856   $   --         $ (9,913)  $  595,114
Comprehensive Income:
    Net Income                                                                       201,532                                201,532
      Other comprehensive income,
      net of income tax;
        Unrealized loss on
        securities net of
        income taxes of $30                                                                        (266)                       (266)
                                                                                                                         ----------
Comprehensive Income                                                                                                        201,266
Cash dividend:
    Common - $0.15 per share                                                         (14,272)                               (14,272)
Cash Dividend Declared:
    Common - $0.05 per share                                                          (7,101)                                (7,101)
Stock Dividend Declared:
    Dividend rate of 50%. Par $0.01                                         473         (473)                                   --
Purchase of 1,041,229 common
    shares for treasury                                                   4,251                                (74,293)     (70,042)
Exercise of stock options and other awards                              (12,334)     (13,733)                   31,580        5,513
Issuance of restricted and
    unrestricted stock less
    forfeited shares                                                      1,420                                  3,685        5,105
Deferred compensation related to
      grant of restricted and
      unrestricted stock less amortization of $2,890                     (2,215)                                             (2,215)
Put warrant premium                                                       1,325                                               1,325
Net tax effect from exercise of stock
    options and issuance of restricted stock                              2,863                                               2,863
                                             ==========    ========   ==========  ===========  ===========    =========  ==========
Balance at September 30, 1998                $   --        $ 954      $   --      $  765,809   $   (266)      $(48,941)  $  717,556
                                             ==========    ========   ==========  ===========  ===========    =========  ==========

See notes to condensed consolidated financial statements



PROVIDIAN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)(unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30
                                                                                          --------------------------
                                                                                               1998          1997
                                                                                          ------------  ------------
Operating Activities:
    Net Income                                                                             $  201,532   $   137,450
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
      Provision for credit losses                                                             343,724       115,823
      Depreciation and amortization of premises and equipment                                  13,020        10,969
      Amortization of net loan acquisition costs                                               34,750        28,592
      Amortization of discount on sale of loans receivable                                        296           338
      Amortization of deferred compensation
        related to restricted and unrestricted stock                                            2,890           561
      Amortization of deferred fees                                                          (117,319)      (37,093)
      (Increase) decrease in deferred income tax benefit                                     (108,912)       10,920
      Increase in deferred fees                                                               299,514        55,073
      Increase in interest receivable                                                         (18,651)      (15,312)
      Increase in other assets                                                                (37,663)      (45,976)
      Increase (decrease) in accrued expenses and other liabilities                           106,697        (1,613)
                                                                                          ------------  ------------
                        Net Cash Provided by Operating Activities                             719,878       259,732

Investing Activities:
    Adjustments   to  reconcile  net  income  to  net  cash  used  by  investing activities:
      Net increase in money market instrument investments                                     (17,825)         -
      Net cash used for loan originations and principal
        collections on loans receivable                                                      (782,028)   (1,052,994)
      Net proceeds from securitization of loans                                             1,050,019     1,556,590
      Portfolio acquisitions                                                               (1,922,766)         -
      Decrease (increase) in due from securitizations                                          82,214      (122,554)
      Purchases of investment securities                                                      (98,860)     (471,549)
      Proceeds from maturities of  investment securities                                       15,075       307,419
      Increase in federal funds sold                                                         (101,079)     (103,410)
      Net purchases of premises and equipment                                                 (27,391)      (19,249)
                                                                                          ------------  ------------
                        Net Cash (Used) Provided by Investing Activities                   (1,802,641)       94,253

Financing Activities:
    Adjustments  to  reconcile  net  income to net cash  provided  by  financing activities:
      Net increase (decrease) in deposits                                                     713,955      (311,262)
      Proceeds from issuance of term federal funds                                            594,000       304,000
      Repayment of term federal funds                                                        (435,000)     (287,000)
      Decrease in notes payable to banks                                                      (82,000)       (6,000)
      Decrease in note payable to affiliates                                                     -          (42,500)
      Increase (decrease) in long-term notes payable                                          399,737       (50,000)
      Proceeds from the issuance of capital securities                                           -          160,000
      Redemption of preferred stock                                                              -          (63,270)
      Reimbursement relating to conversion of stock options                                      -            6,846
      Purchase of treasury stock                                                              (70,042)      (14,616)
      Put warrant premium                                                                       1,325          -
      Dividends paid                                                                          (14,272)       (5,768)
      Proceeds from exercise of stock options                                                   5,513         1,054
                                                                                          ------------  -----------
                        Net Cash Provided (Used) by Financing Activities                    1,113,216      (308,516)
                                                                                          ------------  -----------
Net Increase in Cash and Cash Equivalents                                                      30,453        45,469
Cash and Cash Equivalents at beginning of year                                                112,522        82,946
                                                                                          ------------  -----------
Cash and Cash Equivalents at end of period                                                 $  142,975    $  128,415
                                                                                          ============  ===========

See notes to condensed consolidated financial statements.


PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1998  (unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ended December 31, 1998. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

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

Note 3 - Earnings Per Share

     Historical earnings per share for the nine months ending September 30, 1997 are not presented because prior to June 10, 1997, when the Company was spun off from its former parent, Providian Corporation (the "Spinoff"), all of the shares of common stock of the Company were held by its former parent, and such information would not be meaningful. Pro forma earnings per share, with and without dilution for the nine months ended September 30, 1997, have been computed below by dividing net income reported for the period by the pro forma weighted average number of common shares outstanding for the applicable period.

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

                                                  Nine Months Ended September 30
(In thousands, except per share data)                       1998        1997 (1)
--------------------------------------------------------------------------------
Income available to common stockholders                    $201,532     $137,450
                                                           =====================

     Weighted average shares outstanding--basic              94,744       94,723
     Effect of dilutive securities
      Restricted stock issued--non vested                       344           97
      Employee stock options                                  1,704          687
                                                           --------     --------
     Dilutive potential common shares                         2,048          784
                                                           =====================
     Adjusted weighted average shares and assumed
      conversions                                            96,792       95,507
                                                           =====================

     Earnings per share                                    $   2.13     $   1.45
                                                           =====================

     Earnings per share--assuming dilution                 $   2.08     $   1.44
                                                           =====================

     (1) Earnings per share for the nine months ended September 30, 1997 are presented on a pro forma basis. For purposes of pro forma earnings per share, net income has not been adjusted for dividends on preferred stock, which was redeemed in February 1997 out of proceeds from the issuance of mandatorily redeemable capital securities.


Note 4 - Loan Portfolio Acquisitions and Allowance for Credit Losses

     During the first nine months of 1998, the Company completed two purchases of portfolios of unsecured credit card loans from First Union Direct Bank, N.A. ("First Union") for approximately $948 million and $974 million, respectively, in cash (the "Portfolio Acquisitions"). These two portfolios included approximately 1,050,000 account relationships and related records and other rights. The Company did not, and does not plan to, acquire any fixed assets or employees of First Union in connection with the portfolio acquisitions. The Company records the allowance for credit losses for acquired loan portfolios upon purchase to reflect the credit quality and expected collectibility of the loans included in the acquisition.

     The activity in the allowance for credit losses for the nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                                 Nine Months Ended September 30
                                                        1998             1997
-------------------------------------------------------------------------------
Balance at beginning of period                      $ 145,312        $ 114,540
Provision for credit losses                           343,724          115,823
Reserve acquired                                      178,459             --
Charge-offs                                          (279,877)         (96,583)
Recoveries                                             21,459            9,309
                                                    ---------------------------
Net charge-offs                                      (258,418)         (87,274)
                                                    ---------------------------
Balance at end of period                            $ 409,077        $ 143,089
                                                    ===========================

Note 5 - Senior and Subordinated Bank Notes

     In February 1998, one of the Company's banking subsidiaries, Providian National Bank ("PNB"), established a program for the issuance of senior and subordinated debt instruments to further diversify its available funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the nine months ended September 30, 1998, PNB issued $400 million in principal amount of long-term notes with an average interest rate of 6.58%.

Note 6 - Shareholders' Equity

     In June 1998, the Company entered into an agreement to purchase, on a forward basis, 500,000 shares of its common stock. At the Company's election, in September 1998 a final settlement of the agreement was made on a physical basis and the agreement was terminated. As a result of the final settlement and previous interim settlements, the Company purchased, in the aggregate, 500,000 shares of its common stock under the agreement at an effective price of $71.10 per share.

     In July 1998, the Company entered into an agreement to purchase, on a forward basis, an additional 500,000 shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of Providian Financial common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher than the forward purchase price, the net differential is received by the Company. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the premium amount is paid by the Company. As of September 30, 1998, the agreement covered 500,000 shares of the Company's common stock at a forward price of $82.32 per share. The agreement has a term of one year but may be settled earlier. If this agreement were settled on a net share basis at the September 30, 1998 market price of the Company's common stock ($84.8125 per share), the Company would receive approximately 14,700 shares of its common stock. During the quarter ended September 30, 1998, interim premium settlements totalling $418,482 were recorded as adjustments to additional paid in capital.


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

Forward-Looking Statements

     Certain statements contained herein include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, statements as to industry trends or as to future results of operations of the Company, and other statements which are not historical fact. Undue reliance should not be placed on forward-looking statements. Forward-looking statements are not guarantees of future performance. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, outside vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions and operations, and year 2000 readiness. These and other risks and uncertainties are described in the Company's 1997 Annual Report on Form 10-K under the heading "Cautionary Statements." The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Earnings Summary

     Net income for the quarter ended September 30, 1998 was $82.6 million, or $0.85 per diluted share, compared to net income of $48.6 million, or $0.50 per diluted share, for the quarter ended September 30, 1997. Net income for the nine months ended September 30, 1998 was $201.5 million, or $2.08 per diluted share, compared to net income of $137.5 million, or $1.44 pro forma per diluted share, for the first nine months of 1997. As stated in Note 3 to the Company's condensed consolidated financial statements, the Company's historical earnings per share have not been presented for the nine months ended September 30, 1997 because until June 10, 1997 all of the Company's common stock was held by its former parent, Providian Corporation, and such information would not be meaningful.

     The overall growth in earnings for the quarter is primarily attributable to increased non-interest income, growth in managed loans outstanding and higher year to date managed net interest margins, offset by higher net credit losses and increased non-interest expenses. Credit product fee income increased 193.5% to $199.2 million for the quarter ended September 30, 1998 compared to $67.9 million for the quarter ended September 30, 1997. Strong customer growth combined with an increased penetration rate for sales of the Company's fee-based products to its customer base fueled this increase in revenue. Average managed loans outstanding increased to $11.6 billion for the quarter ended September 30, 1998 from $9.4 billion for the quarter ended September 30, 1997, reflecting the impact of marketing and customer activation efforts and the Portfolio Acquisitions. End of period managed loans receivable increased to $11.8 billion as of September 30, 1998 from $9.5 billion as of September 30, 1997. On-balance sheet loans also increased year over year to $5.0 billion as of September 30, 1998, compared to $3.0 billion as of September 30, 1997.

     From December 31, 1997 to September 30, 1998, total managed loans outstanding increased $1.9 billion to $11.8 billion from $9.9 billion, reflecting new customer balances realized from marketing activity, activation of existing customers and Portfolio Acquisitions, offset by balance attrition due to payments and credit loss activity. The Company added 3.7 million new customer accounts during the nine months ended September 30, 1998 of which approximately 1,050,000 are new accounts from the Portfolio Acquisitions. New accounts add to the Company's customer base for fee-based product sales.

     Return on average total managed assets for the three months ended September 30, 1998 was 2.63%, compared to 1.83% for the same period during 1997. The 80 basis point increase is primarily due to increased fee-based product and other fee income and to higher managed net interest income driven by higher average loan portfolio balances. Return on average shareholders' equity for the three months ended September 30, 1998 was 45.74%, compared to 36.58% for the same period in 1997, reflecting the increased return on average total managed assets for the period, offset by a higher ratio of average equity to average managed assets.

Managed Loan Portfolio

     The Company's consumer loan products include unsecured credit cards, revolving lines of credit, home loans, and secured and partially secured credit cards. The Company has securitized unsecured credit card and revolving lines of credit since 1989 and home equity lines of credit since 1996. During the nine months ended September 30, 1998, the Company securitized secured and partially secured credit card receivables for the first time. Securitized loans are not considered assets of the Company and therefore are not shown on its statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loans basis. In order to do so, the Company's income statement and statement of financial condition are adjusted to reverse the effect of securitization.

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

     The following table summarizes selected data on the Company's managed consumer loan portfolio:

----------------------------------------------------------------------------------------------------------------------
                                      TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO INFORMATION
----------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended               Nine Months Ended
                                                               September 30                     September 30
                                                    ----------------------------   -----------------------------
(Dollars in thousands)                                   1998         1997             1998               1997
                                                    ------------    ----------     ------------      -----------
Period-End Balances:
On-balance sheet consumer loans                     $  4,987,023    $ 3,098,427    $  4,987,023      $ 3,098,427
Securitized consumer loans                             6,791,163      6,444,925       6,791,163        6,444,925
                                                    ------------    -----------    ------------      -----------
     Total managed consumer loan portfolio          $ 11,778,186    $ 9,543,352    $ 11,778,186      $ 9,543,352
                                                    ============    ===========     ===========      ===========
Average Balances:
On-balance sheet consumer loans                     $  4,793,697    $ 3,028,584    $  4,393,731      $ 3,152,565
Securitized consumer loans                             6,791,077      6,365,213       6,737,492        6,098,479
                                                     -----------    -----------    ------------      -----------
    Total average managed consumer loan portfolio   $ 11,584,774    $ 9,393,797    $ 11,131,223      $ 9,251,044
                                                    ============    ===========    ============      ===========
Operating Data and Ratios:
Reported:
      Average earning assets                        $  5,317,068    $ 3,484,670    $  4,930,255      $ 3,633,706
      Return on average assets                             5.74%          4.73%           4.89%            4.39%
      Net interest margin (1)                             11.82%         11.30%          11.13%           10.86%
Managed:
      Average earning assets                        $ 12,108,145    $ 9,849,883    $ 11,667,747     $  9,732,185
      Return on average assets                             2.63%          1.83%           2.13%            1.75%
      Net interest margin (1)                             11.82%         11.05%          11.07%           10.55%

(1) Net interest margin is equal to net interest income divided by average earning assets



     The Company services the accounts underlying the securitized loans and earns a stated monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. The finance charge and fee revenue generated by the securitized loans, in excess of interest paid to investors, related credit losses, servicing fee, credit enhancement costs and other program expenses, is referred to as excess servicing income. Revenue resulting from excess servicing income is recognized first as a reduction of the interest only strip receivable and, to the extent the amount received exceeds the related component of the interest only strip receivable (which was recorded at present value), as loan servicing income. The effect of this treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended September 30, 1998 and 1997, as a result of securitization, the Company's net interest income was reduced by $200.9 million and $173.6 million, respectively; the provision for credit losses was reduced by $110.6 million and $115.8 million, respectively; and non-interest income was increased by $90.3 million and $57.8 million, respectively. For the nine months ended September 30, 1998 and 1997, as a result of securitization, the Company's net interest income was reduced by $557.0 million and $474.1 million, respectively; the provision for credit losses was reduced by $357.8 million and $348.6 million, respectively; and non-interest income was increased by $199.2 million and $125.5 million, respectively.


Net Interest Income

     Net interest income represents the interest earned from the Company's on-balance sheet consumer loans less the related interest expense with respect to deposits and borrowings. The Company's securitization of consumer loans has a significant effect on the volume of on-balance sheet loans and borrowings and, to a lesser degree, on deposits, and will cause variations in such balances over time.

     Net interest income for the third quarter of 1998 totaled $157.1 million, compared to $98.4 million for the same period of 1997. This increase is primarily attributable to higher average on-balance sheet consumer loans, offset, as expected, by the lower yields on consumer loans related to the balances recorded in the Portfolio Acquisitions. Interest expense as a percentage of average interest-bearing liabilities increased 9 basis points for the third quarter of 1998 compared to the third quarter of 1997. The annualized net interest margin on average earning assets for the third quarter of 1998 was 11.82%, compared to 11.30% for the same period in the prior year, due primarily to higher average equity as a percentage of assets during 1998.

     On a managed loan basis, managed net interest income for the quarter ended September 30, 1998 was $357.9 million, compared to $272.0 million for the same period in 1997, an increase of $85.9 million, or 31.6%. The managed net interest margin on average managed loans increased to 12.01% for the quarter ended September 30, 1998, from 11.57% for the quarter ended September 30, 1997. These increases in managed net interest income and the managed net interest margin resulted from an increase in average managed loans as well as higher finance charge yields on selected portfolio segments that were repriced in the prior year.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following tables provide an analysis of interest income, interest expense, net interest margin and average balance sheet data for the three month and nine month periods ended September 30, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------
                           TABLE 2 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND  RATES
---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended September 30
                                          -------------------------------------  -------------------------------------
                                                         1998                                     1997
                                          -------------------------------------  ------------------------------------
(Dollars in thousands)                     Average         Income/       Yield/    Average       Income/       Yield/
                                           Balance         Expense        Rate     Balance       Expense        Rate
                                          -----------    ---------     --------- -----------    ----------    -------
ASSETS:
Interest-Earning assets
    Consumer loans                        $ 4,793,697    $ 210,565       17.57%  $ 3,028,584    $ 135,799      17.94%
    Interest-earning cash                      46,718          572        4.90%       71,657        1,281       7.15%
    Federal funds sold                        181,538        2,573        5.67%      232,093        3,308       5.70%
    Investment Securities                     295,115        4,516        6.12%      152,336        2,291       6.02%
                                          -----------    ---------     --------- -----------    ----------    -------
Total interest-earning assets               5,317,068    $ 218,226       16.42%    3,484,670    $ 142,679      16.38%

Allowance for loan losses                    (376,307)                              (133,203)
Other assets                                  814,641                                751,731
                                          -----------                            -----------
Total assets                              $ 5,755,402                            $ 4,103,198
                                          ===========                            ===========

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                              $ 3,683,045    $  51,153        5.56%  $ 2,927,184    $  40,499        5.53%
    Borrowings                                646,355        9,997        6.19%      254,354        3,749        5.90%
                                          -----------    ---------     --------- -----------    ---------      -------
Total interest-bearing liabilities          4,329,400    $  61,150        5.65%    3,181,538    $  44,248        5.56%

Other liabilities                             544,063                                230,250
                                          -----------                            -----------
Total liabilities                           4,873,463                              3,411,788

Capital securities                            160,000                                160,000

Equity                                        721,939                                531,410
                                          -----------                            -----------
Total liabilities and equity              $ 5,755,402                            $ 4,103,198
                                          ===========                            ===========

NET INTEREST SPREAD:                                                     10.77%                                10.82%
                                                                       =========                               =======
Interest income to
    average interest-earning assets                                      16.42%                                16.38%
Interest expense to
    average interest-earning assets                                       4.60%                                 5.08%
                                                                       ---------                               -------
   Net interest margin                                                   11.82%                                11.30%
                                                                       =========                               =======


                                                 Nine Months Ended September 30
                                   -----------------------------------------------------------------------------------
                                                     1998                                           1997
                                   -------------------------------------         -------------------------------------
(Dollars in thousands)               Average        Income/        Yield/          Average     Income/      Yield/
                                     Balance        Expense        Rate            Balance     Expense       Rate
                                   -----------    ----------     --------        -----------  ----------   --------
ASSETS:
Interest-Earning assets
    Consumer loans                 $ 4,393,731     $ 565,848      17.17%         $ 3,152,565  $  414,340     17.52%
    Interest-earning cash               38,463         1,514       5.25%              93,333       4,051      5.79%
    Federal funds sold                 204,344         8,536       5.57%             278,511      11,475      5.49%
    Investment securities              293,717        13,125       5.96%             109,297       4,683      5.71%
                                   -----------     ---------     --------        -----------  ----------   --------
Total interest-earning assets        4,930,255     $ 589,023      15.93%           3,633,706  $  434,549     15.95%


Allowance for loan losses            (301,279)                                      (125,105)
Other assets                          870,359                                        663,516
                                   -----------                                   -----------
Total assets                       $5,499,335                                    $ 4,172,117
                                   ===========                                   ===========

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                       $ 3,566,480     $ 146,276       5.47%         $ 3,002,449  $  122,466      5.44%
    Borrowings                         686,961        31,161       6.05%             345,626      16,201      6.25%
                                   -----------     ---------     --------        -----------  ----------   --------
Total interest-bearing liabilities   4,253,441     $ 177,437       5.56%           3,348,075  $  138,667      5.52%

Other liabilities                      416,807                                       179,034
                                   -----------                                   -----------
Total liabilities                    4,670,248                                     3,527,109

Capital securities                     160,000                                       140,073

Equity                                 669,087                                       504,935
                                   -----------                                   -----------
Total liabilities and equity       $ 5,499,335                                   $ 4,172,117
                                   ===========                                   ===========

NET INTEREST SPREAD:                                              10.37%                                     10.43%
                                                                 ========                                  ========

Interest income to
    average interest-earning assets                               15.93%                                     15.95%

Interest expense to
    average interest-earning assets                                4.80%                                      5.09%
                                                                 --------                                  --------
Net interest margin                                               11.13%                                     10.86%
                                                                 ========                                  ========

Interest Volume and Rate Variance Analysis

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets, the average interest rate paid on interest-bearing liabilities and by changes in the volume of interest-earning assets and interest-bearing liabilities. The quarter ended September 30, 1998 compared to the prior year quarter reflects growth in consumer loans and investment securities, resulting in higher on-balance sheet earning assets. Yields for on-balance sheet loans decreased for the quarter ended September 30, 1998 compared to the prior year quarter, reflecting lower average finance charge yields on the Acquired Portfolios. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in volume, rates and interest income:

---------------------------------------------------------------------------------------------------------------------------------
                                            TABLE 3 - INTEREST VARIANCE ANALYSIS
---------------------------------------------------------------------------------------------------------------------------------

                                              Three Months Ended September 30               Nine Months Ended September 30
                                                       1998 vs. 1997                                1998 vs. 1997
                                      ------------------------------------------    -------------------------------------------
                                        Increase          Change due to (1)          Increase       Change due to (1)
  (Dollars in thousands)               (Decrease)        Volume         Rate        (Decrease)    Volume       Rate
                                      -----------      ---------    ----------      ----------  ----------  ----------
 Interest Income:
 Consumer loans                       $  74,766        $  77,622    $  (2,856)      $ 151,508   $ 159,943   $  (8,435)
 Federal funds sold                        (735)            (718)         (17)         (2,939)     (3,103)        164
 Other securities                         1,516            1,814         (298)          5,905       6,038        (133)
                                      -----------      ---------    ----------      ----------  ----------  ----------
   Total interest income                 75,547           78,718       (3,171)        154,474     162,878      (8,404)

 Interest Expense:
 Deposits                                10,654           10,865         (211)         23,810      24,444        (634)
 Borrowings                               6,248            6,412         (164)         14,960      14,491         469
                                      -----------      ---------    ----------      ----------  ----------  ----------
   Total interest expense                16,902           17,277         (375)         38,770      38,935        (165)
                                      -----------      ---------    ----------      ----------  ----------  ----------
   Net interest income                $  58,645        $  61,441    $  (2,796)      $ 115,704   $ 123,943   $  (8,239)
                                      ===========      =========    ==========      ==========  ==========  ==========

(1) The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.



Non-Interest Income

     Non-interest income, which consists primarily of loan servicing income, fee income from credit products and other fee-based product income, represented approximately 62% of gross on-balance sheet revenues for the three months ended September 30, 1998, compared to approximately 56% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, fee income represented 59% and 51%, respectively, of gross on-balance sheet revenues. The increase in non-interest income resulted from increased sales of the Company's fee-based products and higher loan servicing income, due primarily to higher average securitized assets.

Loan Servicing Income

     Average securitized loans, which are reduced by principal collections accumulated in principal funding accounts prior to being paid to securitization investors, were $6.8 billion during the three months ended September 30, 1998, compared to $6.4 billion for the same period of 1997, a 6% increase. Loan servicing income increased 40%, to $156.3 million, for the quarter ended September 30, 1998, compared to $111.3 million for the same period in 1997. For the nine months ended September 30, 1998, loan servicing income increased 44.2%, to $427.1 million, from $296.1 million for the same period in 1997. The increase in loan servicing income resulted from higher net interest margins on securitized receivables, offset in part by moderate increases in credit loss rates, on higher average securitized loans. Further offsetting the increase in loan servicing income was a decrease in the gain on sale of assets recognized pursuant to SFAS No. 125, which became effective January 1, 1997. Gains recorded upon securitization, recognized in accordance with SFAS No. 125, were $1.8 million and $56.2 million during the nine months ended September 30, 1998 and 1997, respectively. The decrease reflects the impact of SFAS No. 125 during the first nine months of 1997, when the Company was required to recognize both excess servicing income generated by securitized balances existing at December 31, 1996 and gains on additional loan sales made during that period. The Company recognizes gains from such loan sales as "loan servicing income" on its statement of income and the related asset as a component of "due from securitizations" on its statement of financial condition. Any future gains that will be recognized by the Company in accordance with SFAS No. 125 will depend on the timing, performance and amount of future securitizations.

Credit Product Fee Income

     Credit product fee income increased 193.5%, to $199.2 million, for the quarter ended September 30, 1998, compared to $67.9 million for the prior year quarter. For the nine months ended September 30, 1998, credit product fee income increased 176.5%, to $416.5 million, from $150.6 million for the same period in 1997. These increases resulted from increased customer volume realized in all fee categories. Managed fee-based product income, including the Company's Credit Protection, Home Protection, DrivePro and other products, increased to $61.1 million for the quarter ended September 30, 1998 from $22.0 million for the same period in 1997, reflecting higher penetration rates for sales of the Company's fee-based products on an increasing customer base. The Company's accounting policy with respect to fee-based products is to recognize related acquisition expenses as incurred and to defer revenue and recognize it monthly over the term of the fee-based product, beginning after the end of the free or money-back guarantee period.

     The growth in Unbanked Product customers has contributed to higher membership and processing fees. In addition, late and overlimit fees have increased as a result of increased volume and repricing initiatives implemented in prior periods. The Company's Unbaked Products primarily consist of secured, partially secured and unsecured credit cards designed to serve a population that the Company believes has been largely underserved by traditional financial institutions due to a lack of credit history or past credit problems.

Non-Interest Expense

     Non-interest expense for the three months ended September 30, 1998 was $210.5 million, an increase of 35% over non-interest expense of $155.8 million for the same period in the prior year. Salaries and employee benefits increased $11 million, or 20%, to $65 million for the three months ended September 30, 1997, compared to $54 million for the same period in the prior year. This increase reflects an increase in the employee base to support increased customer service volume and additional account acquisition efforts. Solicitation costs, which include direct mail, postage, telemarketing and package materials for both new and existing customers, totaled $53.3 million for the quarter ended September 30, 1998, a 34% increase over the prior year quarter total of $39.7 million. This increase in solicitation costs resulted from increased investments in the direct mail and direct telemarketing acquisition channels and from other initiatives designed to improve customer activation and retention.

Year 2000

     Many computer programs use two digits, rather than four, to refer to a year. Unless these programs are corrected, they will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company, like all financial services institutions, is heavily dependent on computer systems for its operations. The Company processes data through its own information technology systems and the systems of third party vendors and providers. In addition, various non-information technology systems are affected by the Year 2000 issue, including elevators, security systems and life safety systems.

     To address this problem, and in accordance with Year 2000 readiness guidelines established by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, which regulate Providian's financial institution subsidiaries, the Company launched a Year 2000 project in November 1996. Providian's Year 2000 project consists of five phases: (1) the planning phase, in which the Year 2000 project team defined the approach to addressing the Year 2000 issue; (2) an inventory of the Company's vendors, hardware, internally developed systems and third party-provided software and the identification of critical systems and critical vendors; (3) an assessment of Year 2000 compliance; (4) modification of affected systems, including replacement, repair, upgrade or retirement; and (5) testing for Year 2000 compliance.

     Providian is currently in conformity with its financial institution regulators' Year 2000 requirements. The planning, inventory and assessment phases are substantially complete, including the inventory and assessment of critical systems and vendors. In the modification phase, the Company substantially completed remediation of internally developed systems in June 1998. Repair and replacement of third party-provided hardware and software are scheduled to be completed by March 31, 1999, and infrastructure upgrades are scheduled to be completed by June 30, 1999. In July 1998, the Company began testing its internally developed and third party-provided systems for Year 2000 compliance. Testing of internally developed critical systems is scheduled to be substantially completed by December 31, 1998, and testing of third party-provided critical systems is scheduled to be substantially completed by March 31, 1999. Final testing of all systems is scheduled to be completed by mid- July 1999. Statements regarding completion dates for various aspects of the Year 2000 project are estimates only. There can be no guarantee that the phases of the Company's Year 2000 project described above will be completed when anticipated.

     Providian depends on technology and other services provided by third parties, including technology vendors, credit providers and processing providers, and on financial systems (such as payment and clearing systems) and the utility infrastructure (such as power, transportation and telecommunications). The Company relies on these third parties to assess the impact of the Year 2000 issue on the technology and services they provide and to take any necessary corrective action. A significant majority of Providian's critical vendors have represented to the Company that their systems and products will be Year 2000 compliant by June 30, 1999. The Company is monitoring the progress of its critical vendors and other third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. There can be no assurance that third parties that supply products and services to the Company's critical systems will be successful in taking corrective action in a timely manner.

     If the Company is unsuccessful in its efforts to correct its critical systems or if third parties on whom the Company relies do not correct their systems, the Company could experience significant disruption to its operations (including loan origination and servicing), its ability to obtain and provide funds and its financial and accounting systems. Such disruption could result in revenue loss and increased costs that could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

     The Company is currently in the process of augmenting its existing business resumption and disaster recovery plan to include contingency plans with respect to disruptions that might result from Year 2000 issues. The Company expects these contingency plans to be substantially completed during the first quarter of 1999. There can be no assurance that any such plans will fully mitigate any Year 2000 failures or problems.

     The Company's total Year 2000 project costs are expected to be approximately $10 million and the Company has incurred approximately $6 million in Year 2000 project expenses through October 31, 1998. The Company expects to fund all Year 2000-related costs through operating cash flows. Year 2000 costs will be expensed as incurred, and the Company believes that such costs will not have a material impact on the Company's future financial results or condition.

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including statements regarding the expected costs of the Year 2000 project, are based on estimates, and actual results may differ materially from those anticipated. Specific factors that might cause results to differ from those anticipated include, but are not limited to, the availability of qualified personnel, success in identifying and modifying all relevant computer systems, the sufficiency and outcome of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third party providers to the Company, and unanticipated costs. Such "forward-looking statements" speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.

Income Taxes

     The Company's income tax expense, which includes both state and federal taxes, was $53.1 million for the three months ended September 30, 1998, compared to $30.4 million for the three months ended September 30, 1997. The overall year-to-date effective income tax rate of 39.5% reflects an increase in state tax rates associated with the Spinoff.

Asset Quality

     Delinquencies and net credit losses experienced in the Company's consumer loan portfolio reflect, among other factors, the creditworthiness of the borrowers, the average age of accounts (generally referred to as "seasoning"), the success of the Company's collection efforts and general economic conditions.

     The establishment of the allowance for credit losses generally depends on historical levels of credit losses and current trends. As new portfolios are originated, management uses historical credit loss and delinquency analyses to establish reserves for future credit losses, based on the aggregation of loss behavior of similar but more seasoned loan portfolios. The allowance for credit losses related to acquired loan portfolios is recorded upon purchase to reflect the credit quality and expected collectibility of the loans included in the acquisition. Subsequent to the acquisition of a portfolio, management uses methods similar to those used for originated portfolios to establish reserves for future credit losses.

     The Company's policy is to recognize principal credit losses on all unsecured loans (including the unsecured portion of any partially secured credit card loans) which become delinquent no more than 180 days after the delinquency occurs unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Bankrupt accounts and accounts of deceased customers are charged-off upon notification of bankruptcy or death. Home loans are reviewed for collectibility when they become 60 days delinquent, and credit losses are recognized for the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying collateral. The Company continues to pursue collection of charged-off loans when appropriate, and subsequent collections on charged-off loans are recognized as recoveries.

Delinquencies

     An account is considered delinquent if the minimum payment is not received by the next billing date. Interest and fee income continue to accrue on an account after the account becomes delinquent (unless the customer is bankrupt or is deceased) until the loan is either repaid or recognized as a credit loss. The following table presents delinquency information as of September 30, 1998 and 1997:

----------------------------------------------------------------------------------------------------------
                                                 TABLE 4 - DELINQUENCIES
----------------------------------------------------------------------------------------------------------
                                                                       September 30
                                          ----------------------------------------------------------------
                                                          1998                                     1997
                                          ------------------------------------   -------------------------
                                                              % of                                  % of
                                                              Total                                 Total
(Dollars in thousands)                        Loans           Loans                 Loans           Loans
                                          ------------  -------------            ------------   ----------
Reported: (1)
Loans outstanding                         $  4,987,023        100.00%            $  3,098,427      100.00%
Loans delinquent:
    31 - 60 days                                96,409          1.93%                  55,497        1.79%
    61 - 90 days                                62,062          1.24%                  33,787        1.09%
    91 or more days                            126,523          2.54%                  70,338        2.27%
                                          ------------  -------------            ------------   ----------
    Total                                 $    284,994          5.71%            $    159,622        5.15%
                                          ============  =============            ============   ==========
Managed:
Loans outstanding                         $ 11,778,186        100.00%            $  9,543,352      100.00%
Loans delinquent:
    31 - 60 days                               219,754          1.87%                 164,744        1.72%
    61 - 90 days                               139,127          1.18%                  97,058        1.02%
    91 or more days                            260,889          2.21%                 180,045        1.89%
                                          ------------  --------------           ------------   ----------
    Total                                 $    619,770          5.26%            $    441,847        4.63%
                                          ============  ==============           ============   ==========

(1) Includes loans held for securitization.



     The managed loan delinquency rate as of September 30, 1998 was 5.26%, compared to 4.22% as of December 31, 1997 and 4.63% as of September 30, 1997. The increase in the managed loan delinquency rate over the prior year quarter reflects the higher rates of delinquency associated with the loans acquired in the Portfolio Acquisitions. Excluding the effect of the Portfolio Acquisitions, the delinquency rate at September 30, 1998 would have been 4.69% pro forma, slightly above the delinquency rate at September 30, 1997. The delinquency rate for on-balance sheet loans was 5.71% as of September 30, 1998, compared to 4.17% as of December 31, 1997 and 5.15% as of September 30, 1997. The increase in the on-balance sheet loan delinquency rate reflects the effect of the loans acquired in the Portfolio Acquisitions, which have not been securitized, and the Company's Unbanked Product outstandings, which experience a higher delinquency rate than the Company's other credit card loans. Secured and partially secured Unbanked Product outstandings are collateralized in whole or in part by customer savings accounts, which mitigate the increased risk associated with higher delinquencies.

Net Credit Losses

     Net credit losses for consumer loans consist of the principal amount of charge-offs on loans to customers who are unwilling or unable to pay their loan balances, including bankrupt and deceased customers, less current period recoveries on previously charged-off accounts. Net credit losses exclude accrued interest and fee income (other than fee income related to fee-based products), which are written off as a reversal of current earnings at the time of credit loss recognition. Unpaid fee-based product revenue is recognized as part of the principal amount of the loan balance and in the case of loan charge-offs, as described above, is included in net credit losses. Losses from fraudulent activity are included in non-interest expenses.

     The following table presents the Company's net credit losses for consumer loans for the three and nine months ended September 30, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------------
                                                   TABLE 5 - NET CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                --------------------------------    --------------------------------
(Dollars in thousands)                               1998              1997              1998              1997
                                                --------------   ---------------    --------------   ---------------
Reported: (1)
Average loans outstanding                       $   4,793,697    $  3,028,584       $   4,393,731    $   3,152,565
Net charge-offs                                 $     114,429    $     29,725       $     258,418    $      87,274
Net charge-offs as a percentage
   of average loans outstanding                         9.55%           3.93%               7.84%            3.69%

Managed:
Average loans outstanding                       $  11,584,774    $  9,393,797       $  11,131,223    $   9,251,044
Net charge-offs                                 $     225,089    $    145,527       $     616,303    $     435,834
Net charge-offs as a percentage
   of average loans outstanding                         7.77%           6.20%               7.38%            6.28%

(1) Includes loans held for securitization.



     The managed net credit loss rate for the three months ended September 30, 1998 was 7.77%, compared to 7.56% for the quarter ended June 30, 1998 and 6.20% for the quarter ended September 30, 1997. The increase over the prior quarter reflects the higher credit loss rates on the loans acquired in the Portfolio Acquisitions and account seasoning. During the quarter ended September 30, 1998, the Company entered into an agreement to securitize previously charged-off receivables which the Company continues to service. Cash proceeds received by the Company under this agreement are treated as recoveries and have the effect of reducing the net credit loss rate. In addition, during the quarter, the Company revised its policy relating to Chapter 13 bankruptcies so that credit losses are recognized immediately upon receipt of notification of filing, which has the effect of increasing the net credit loss rate for the quarter. Excluding only the Portfolio Acquisitions, the managed net credit loss rate for the quarter ended September 30, 1998 would have been 5.78% pro forma, a decrease from the prior quarter pro forma managed net credit loss rate (excluding Acquired Portfolios) of 6.36%. Excluding the impact of the Portfolio Acquisitions, the sale of previously securitized charged-off receivables and the bankruptcy policy change, the managed credit loss rate for the quarter ended September 30, 1998 would have been 6.18% pro forma.

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

     The following table sets forth the activity in the allowance for possible credit losses for the three and nine months ended September 30, 1998 and 1997:

----------------------------------------------------------------------------------------------------------
                                       TABLE 6 - SUMMARY OF ALLOWANCE FOR CREDIT LOSSES
----------------------------------------------------------------------------------------------------------

                                                            Three Months Ended         Nine Months Ended
                                                                September 30             September 30
                                                      ------------------------     -----------------------
(Dollars in thousands)                                   1998           1997          1998          1997
                                                      -----------   -----------    ----------  -----------
Balance at beginning of period                        $  355,789    $  129,743     $ 145,312   $  114,540
Provision for credit  losses                             168,217        43,071       343,724      115,823
Reserve acquired                                            (500)          -         178,459         -
Charge-offs                                             (123,962)      (33,850)     (279,877)     (96,583)
Recoveries                                                 9,533         4,125        21,459        9,309
                                                      -----------   -----------    ----------  -----------
Net charge-offs                                         (114,429)      (29,725)     (258,418)     (87,274)
                                                      -----------   -----------    ----------   ----------
Balance at end of period                              $  409,077    $  143,089     $ 409,077   $  143,089
                                                      ===========   ===========    ==========  ===========

Allowance for credit losses to loans at period-end (1)     8.20%         4.76%         8.20%        4.76%

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

     The following table summarizes the contractual maturities of deposits as of September 30, 1998:

----------------------------------------------------------------------------------------------------------------------
                                             TABLE 7 - CONTRACTUAL MATURITIES OF DEPOSIT
----------------------------------------------------------------------------------------------------------------------

                                                       September 30, 1998                     September 30, 1997
                                           ------------------------------------   ------------------------------------
(Dollars in thousands)                        Direct       Other       Total         Direct       Other       Total
                                             Deposits    Deposits    Deposits       Deposits    Deposits    Deposits
                                           ------------------------------------   ------------------------------------
Three months or less                       $   301,995  $   186,922 $   488,917   $   251,005  $  123,120  $   374,125
Over three months through 12 months            849,989      315,254   1,165,243       662,996     193,040      856,036
Over one year through five years               678,503      610,865   1,289,368       437,071     461,029      898,100
Deposits without contractual maturity          912,176       71,017     983,193       891,386      59,202      950,588
                                           ------------------------------------   ------------------------------------
     Total Deposits                        $ 2,742,663  $ 1,184,058 $ 3,926,721   $ 2,242,458  $  836,391  $ 3,078,849
                                           -------------------------------------  ------------------------------------


     Deposits increased to $3.9 billion as of September 30, 1998 from $3.2 billion as of December 31, 1997. This increase resulted from management's efforts to increase deposits to provide funding for on-balance sheet loans and investment securities used in liquidity management.

     Interest expense on borrowings for the quarter ended September 30, 1998 was $10.0 million, compared to $3.7 million for the quarter ended September 30, 1997. This increase was the result of higher average borrowings of term federal funds purchased and long-term notes payable.

     The Company maintains a $1.2 billion committed revolving credit facility from a syndicate of domestic and international banks, which is scheduled to expire in May 1999. Borrowings under this credit facility are available to three of the Company's subsidiaries, Providian National Bank, Providian Bank and Providian Credit Corporation (the "Borrowers"), and the credit facility is guaranteed by Providian Financial Corporation. As of September 30, 1998, there were no outstanding borrowings under the credit facility. Among other covenants, the credit facility contains certain financial covenants applicable to the Company, including consolidated return on assets and capital requirements and a loan delinquency test. In addition, certain financial ratios are required to be maintained by each of the Borrowers. The unused commitment is available to the Borrowers as funding needs may arise.

     The Company is also a party to three separate 364-day credit facilities totaling $275 million, under which short-term borrowings are available to the Company for general corporate purposes. These short-term facilities contain financial covenants generally similar to those contained in the Company's revolving credit facility described above. No borrowings under these short-term facilities were outstanding at September 30, 1998.

     In February 1998, Providian National Bank ("PNB") established a program for the issuance of senior and subordinated debt instruments to further diversify funding sources. Under this program, PNB from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4 billion, with maturities ranging from seven days to 15 years. During the nine months ended September 30, 1998, PNB issued $400 million in principal amount of long-term notes.

     In addition, in June 1998 the Company filed a shelf registration for $2 billion of debt and/or equity securities with the Securities and Exchange Commission. The availability and attractiveness of these and other sources of funding will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and other market conditions. There can be no assurance that additional debt or equity financing will be available or be available on terms attractive to the Company.

     In February 1997,  Providian  Capital I, a subsidiary trust of the Company,
issued  $160  million  aggregate  amount  of  mandatorily   redeemable   capital
securities bearing interest at 9.525%, which mature in February 2027.

     The securitization of consumer loans is a significant source of the Company's funding. As of September 30, 1998, the Company had $2.3 billion of outstanding securitized loans under conduit and variable funding facilities. Outstanding term securitizations under the Company's master trust totaled $4.5 billion as of September 30, 1998. Term securitizations typically have either amortization periods during which principal is paid to investors or principal accumulation periods during which principal payments are aggregated for repayment to investors on an expected maturity date. During the nine months ended September 30, 1998, accumulated principal for previously securitized loans of $1,050.0 million was paid to investors. As securitized loans are reduced through principal repayment or principal accumulation, the Company's on-balance sheet loans will increase, to the extent such reductions are not offset by loan attrition. Such increases are funded by the Company through new securitizations or other funding sources.

     The Company also pursues a strategy of opportunistic acquisitions which may from time to time require funding. Potential funding sources for this purpose include the following: cash flow from operations, borrowings under its revolving credit facilities, asset securitzations, securities issued under its shelf registration and issuances of privately placed debt or equity securities. There can be no certainty, however, that funding for acquisitions will be available on terms favorable to the Company.

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

     The Company uses derivative financial instruments, including interest rate swap and cap agreements, with indices that generally correlate to managed assets or liabilities to modify its net interest sensitivity to levels determined by management to be appropriate based on the Company's current economic outlook. The following table presents the notional amounts of interest rate swap, cap and floor agreements for the periods indicated:

----------------------------------------------------------------------------------------------------------
                                  TABLE 8 - SUMMARY OF INTEREST RATE SWAPS/CAPS/FLOORS
----------------------------------------------------------------------------------------------------------
                                                   Three Months Ended               Nine Months Ended
                                                      September 30                    September 30
                                               ---------------------------       -------------------------
(Dollars in thousands)                             1998             1997            1998           1997
                                               -----------     -----------       ---------    ------------
Interest rate swap agreements:
        Beginning Balance                      $   135,500     $   955,500       $ 955,500    $  1,290,500
        Additions                                  500,000            -            666,667          63,333
        Maturities                                    -               -            986,667         398,333
                                               -----------     -----------       ---------    ------------
        Ending Balance                         $   635,500     $   955,500       $ 635,500    $    955,500
                                               ===========     ===========       =========    ============

Interest rate caps and floors:
        Beginning Balance                      $   691,970     $ 1,347,200       $ 922,220    $  1,522,450
        Additions                                  172,481            -            504,981            -
        Maturities                                 191,720         212,500         754,470         387,750
                                               -----------     -----------       ---------    ------------
        Ending Balance                         $   672,731     $ 1,134,700       $ 672,731    $  1,134,700
                                               ===========     ===========       =========    ============


     The Company's goal in managing liquidity is to ensure that funding will be available to support the Company's operations in varying business environments. In addition to the Company's credit facilities, the Company maintains a portfolio of high quality securities such as U.S. government obligations, mortgage backed securities, commercial paper, interest bearing deposits with other banks, federal funds sold and other cash equivalents. Investment securities increased to $274.1 million as of September 30, 1998 from $172.8 million as of December 31, 1997. Federal funds sold increased to $216.0 million from $115.0 million over the same period.

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

     In June 1998, the Company entered into an agreement to purchase, on a forward basis, 500,000 shares of its common stock. At the Company's election, in September 1998 a final settlement of the agreement was made on a physical basis and the agreement was terminated. As a result the final settlement and previous interim settlements, the Company purchased, in the aggregate, 500,000 shares of its common stock under the agreement at an effective price of $71.10 per share.

     In July 1998, the Company entered into an agreement to purchase, on a forward basis, an additional 500,000 shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of Providian Financial common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher than the forward purchase price, the net differential is received by the Company. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the premium amount is paid by the Company. As of September 30, 1998, the agreement covered 500,000 shares of the Company's common stock at a forward price of $82.32 per share. The agreement has a term of one year but may be settled earlier. If this agreement were settled on a net share basis at the September 30, 1998 market price of the Company's common stock ($84.8125 per share), the Company would receive approximately 14,700 shares of its common stock. During the quarter ended September 30, 1998, interim premium totalling $418,482 were recorded as adjustments to additional paid in capital.

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

                                                                                          "Well          "Adequately
                                                                                       Capitalized       Capitalized
  Capital Ratio                           Calculation                                     Ratios"           Ratios"
-----------------  -------------------------------------------------------------      --------------   ----------------
Total Risk-Based   Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)         => 10%           => 8% < 10%
Tier 1             Tier 1 (Tier 1/total risk-based assets)                            =>  6%           => 4% <  6%
Leverage           Leverage (Tier 1/average total assets less intangibles)            =>  5%           => 4% <  5%


     As of September 30, 1998, each of the Company's banking subsidiaries was considered "well capitalized" based on its risk-based capital ratios, as set forth below:

                                                                                         Providian
                                                                                          National       Providian
                  Capital Ratio                                                            Bank             Bank
-------------------------------------------------------------                      -------------------   ---------------
Total Risk-Based (Tier 1 + Tier 2/total risk-based assets)                                12.25%             11.20%
Tier 1 (Tier 1/total risk-based assets)                                                   11.19%              9.84%
Leverage (Tier 1/average total assets less intangibles)                                   12.76%              9.81%



     During the nine months ended September 30, 1998, the Company paid dividends on its common stock of $14.3 million, or $0.15 per share. On September 14, 1998, the Board of Directors of the Company approved a three-for-two stock split in the form of a stock dividend and a fourth quarter cash dividend of $.05 per share of common stock payable on all shares, including the shares issued in the stock split. The stock and cash dividends are payable on December 15, 1998 to shareholders of record on December 1, 1998. The payment of dividends on the common stock of the Company may in the future be limited by certain factors, including regulatory capital requirements and financial covenants relating to the maintenance of capital under the Company's credit facilities. In addition, if the Company defers interest payments on the junior subordinated debentures supporting dividend payments to holders of Providian Capital I's mandatorily redeemable capital securities, the Company will not be permitted to declare dividends on its common stock.

     The primary source of funds for payment of accrued distributions on the Capital Securities and dividends on the common stock of the Company is dividends paid to the Company from its banking subsidiaries. The amount of dividends a bank may declare is generally limited to the sum of its net profit for the current year and its retained earnings for the prior two years, less any dividends declared during the related three-year measurement period. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the Company's ability to pay accrued distributions on the Capital Securities and dividends on its common stock depends on the future net income and capital requirements of the Company's banking subsidiaries.


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

Item 5.  Other Information.

     On September 14, 1998, the Board of Directors of the Company approved a three-for-two stock split to be effected in the form of a stock dividend and a fourth quarter cash dividend of $.05 per share of common stock payable on all shares including the shares issued in the stock split. The stock and cash dividends are payable on December 15, 1998 to shareholders of record on December 1, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits Required by Item 601 of Regulation S-K.

          Exhibit 10.1 Appendixes A and B to Providian Financial Corporation Stock Ownership Plan, as amended on October 21, 1998

          Exhibit 27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K.

          None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Providian Financial Corporation
                                          --------------------------------------
                                                    (Registrant)


Date: November 13, 1998                   /s/ David J. Petrini
                                          --------------------------------------
                                          David J. Petrini
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and Duly
                                          Authorized Signatory)


Date: November 13, 1998                   /s/ Daniel Sanford
                                          --------------------------------------
                                          Daniel Sanford
                                          Vice President and Controller
                                          (Chief Accounting Officer and Duly
                                          Authorized Signatory)

                                  EXHIBIT INDEX


Exhibit No.
-----------

Exhibit 10.1 Appendixes A and B to Providian Financial Corporation Stock Ownership Plan, as amended on October 21, 1998

Exhibit 27.1   Financial Data Schedule