Form 10-K
period 1998-12-31
PROVIDIAN FINANCIAL CORP
filed 1999-03-31
CIK 1035713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                            For the fiscal year ended December 31, 1998

                   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934
                                   For the transition period from _____________ to _____________

                                                  Commission file number 1-12897

                                                  PROVIDIAN FINANCIAL CORPORATION
                                                -----------------------------------
                                      (Exact name of registrant as specified in its charter)

                     Delaware                                                                   94-2933952
                     -------                                                                    ----------
            (State of incorporation)                                               (I.R.S. Employer Identification No.)


  201 Mission Street, San Francisco, California                                                    94105
  ---------------------------------------------                                                    -----
     (Address of principal executive offices)                                                    (Zip Code)

                                                          (415) 543-0404
                                                          --------------
                                        Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                      Name of each exchange on which registered
-------------------                                                                      -----------------------------------------

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

     Yes  X   No
         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 1999, 141,850,031 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $16,103,762,541, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1998, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

                        PROVIDIAN FINANCIAL CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                    PART I

ITEM 1    Business........................................................................  4
          Executive Officers of the Registrant............................................ 16
ITEM 2    Properties...................................................................... 16
ITEM 3    Legal Proceedings............................................................... 17
ITEM 4    Submission of Matters to a Vote of Security Holders............................. 17

PART II

ITEM 5    Market for Registrant's Common Equity and Related Stockholder Matters........... 17
ITEM 6    Selected Financial Data......................................................... 17
ITEM 7    Management's Discussion and Analysis of Financial Condition and Results
            of Operations................................................................. 17
ITEM 7A   Quantitative and Qualitative Disclosures about Market Risk...................... 18
ITEM 8    Financial Statements and Supplementary Data..................................... 18
ITEM 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.......................................................... 18

PART III

ITEM 10   Directors and Executive Officers of the Registrant.............................. 18
ITEM 11   Executive Compensation.......................................................... 18
ITEM 12   Security Ownership of Certain Beneficial Owners and Management.................. 19
ITEM 13   Certain Relationships and Related Transactions.................................. 19

PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 19

Signatures................................................................................ 25

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Providian Financial Corporation (the "Company"), based in San Francisco, California, was incorporated in Delaware in 1984 under the name "First Deposit Corporation." The name of the Company was changed from First Deposit Corporation to Providian Bancorp, Inc. in 1994 and to Providian Financial Corporation in 1997. The Company conducted its operations as a wholly owned subsidiary of Providian Corporation until June 10, 1997, when all of the then outstanding shares of common stock of the Company were spun off to the stockholders of Providian Corporation. The Company is listed on the New York Stock Exchange and the Pacific Exchange under the symbol PVN.

     The Company, operating through its subsidiaries, is a diversified consumer lender, offering a range of loan products, including credit cards, revolving lines of credit, home loans, secured credit cards, and fee-based products. The Company also offers various deposit products. With over $14 billion in assets under management and eight million customers, the Company ranks among the ten largest bankcard issuers in the nation.

     The Company conducts its business through its wholly owned subsidiaries. Each subsidiary performs a particular role in support of the business, depending in part on the powers granted to it by its chartering regulator or state of incorporation. However, the Company's various business areas are generally operated in a consolidated manner among the different legal entities. The Company's lending activities are conducted primarily through Providian National Bank ("PNB") and Providian Bank ("PB"). Providian Bancorp Services ("PBS") performs a variety of servicing activities in support of its affiliates.


BUSINESS STRATEGY

     The Company seeks to build shareholder value by generating profitable growth in its core markets, developing unique marketing, credit, and profitability management capabilities that provide competitive advantages, and making acquisitions on an opportunistic basis. The Company's focus is on increasing the profitability and persistency of each customer relationship as well as the number of customer relationships and the number of markets served.

     The Company uses a customer focused, return oriented and credit driven approach, which the Company refers to as an "engineering approach." This approach emphasizes market selection, customer targeting, customer acquisition and profitability management. The Company segments consumer markets to identify potential customers who meet the Company's profitability and risk guidelines, and targets them with products tailored to their needs. The Company's customer acquisition strategy focuses on meeting consumer needs by providing customized products and services, with the goal of creating long-term, profitable customer relationships. Profitability management is centered on balancing risk and return to achieve targeted profits. The Company invests for long-term growth by focusing on the areas that management views as having the highest value, including the continuous improvement of operations, infrastructure and technology.

     The Company's engineering approach is technology and information intensive. The Company has collected extensive data from its historical experience and test programs, which it analyzes to identify and respond to consumer needs. Drawing on its proprietary databases and analytical techniques, the Company has developed targeting and credit models to identify potential customers. The Company relies on internally developed technology to customize credit lines, rates and terms. After an account is opened, account performance is monitored and a variety of account management tools are used to build the customer relationship. The Company combines pricing, credit and collections into one integrated strategy for managing risk and return. Product pricing is based on an analysis of credit risk, as well as on competitive factors and customer price sensitivity. Credit analysis is continuously updated to reflect the Company's experience in managing credit risk. Collections efforts focus on the action or inaction of the customer ("event driven"), rather than on the passage of time. Utilizing this engineering approach, the Company has evolved from a one-market, one-product company in 1985, when it introduced its first product, to a multi-market, multi-product provider of consumer financial services.

     The Company markets its products to consumers nationwide, primarily through the mail, telemarketing and other direct marketing channels. By using direct marketing rather than a branch-based distribution system, the Company seeks to avoid high overhead costs and maintain the flexibility to easily enter and exit geographic markets.


PRODUCTS AND SERVICES

Credit Card Business

     Through its Credit Card Business, the Company offers unsecured, secured and partially secured credit card loans generated primarily through Visa and MasterCard credit cards. This Business also includes a portfolio of unsecured consumer revolving line of credit loans that are accessed by checks rather than credit cards. As of December 31, 1998, the Company's Credit Card Business had $12.1 billion of managed loans outstanding (of which $5.1 billion were on-balance sheet).

     The Company serves a broad spectrum of customers with its credit card products, which range from higher line platinum and gold cards to lower line classic and secured credit cards. Under the Company's "primary lender" strategy for qualified consumers, the Company makes "universal" offers and customizes specific product terms at the time of sale. Subject to the Company's risk parameters, the Company seeks to meet as many of the customer's credit needs as possible. Consumers who qualify for gold or platinum credit cards may receive a credit line of $5,000 or more, based on their borrowing needs, interest at fixed or variable rates, and other special features and services.

     The Company's lower line products are designed to serve individuals who have limited access to credit and are underserved by traditional financial institutions due primarily to a lack of credit history or past credit problems. Through its proprietary targeting and credit risk models, the Company has been able to identify customers in this population that it believes will have significantly lower default rates than the average for such population generally, allowing the Company to offer a prudent mix of product features designed to meet the customer's needs, consistent with the Company's profitability and risk guidelines. Products offered to this population generally have processing and/or annual membership fees, lower credit limits, and pricing that reflects the higher operating costs and delinquencies associated with these products. Through these products, the Company provides consumers access to the credit card payment system and an opportunity to establish or reestablish their credit standing.

     The credit process for the products offered by the Credit Card Business generally begins with a "prescreening" review to identify creditworthy consumers who are likely to be interested in and eligible for an account, based on proprietary credit and targeting criteria. The Company establishes pricing and credit limits based on the customer's credit profile, loan feature preferences and price sensitivity and on the Company's profitability and risk guidelines. The Company monitors customers' risk profiles continually and may adjust product features and/or pricing as the relationship evolves. For example, the Company periodically adjusts credit limits based on its evaluation of a customer's credit behavior, thereby strengthening profitable relationships and reducing loss exposure over time, and interest rates may increase if the customer fails to comply with the account agreement. The Company typically charges late fees, returned check fees and overlimit fees, and may charge other fees it considers appropriate, pursuant to the terms of the account agreement. The Company reserves the right to change or terminate any terms, conditions, services or features of the account (including increasing or decreasing periodic finance charges, other charges or minimum payment requirements).

     Under current collections policy for the Credit Card Business, the Company uses risk assessment and segmentation to determine when to contact a customer whose account balance has become past due, with an emphasis on early intervention and telephone contact. Arrangements may be made with customers to extend or change payment schedules. Because collections efforts are event-driven, accounts are suspended, closed, and, if appropriate, referred for legal collection based on customer behavior rather than the passage of time. Legally permissible collections activities continue after an account is charged off. For a discussion of the Company's charge-off policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality."

     The Company has developed a number of fee-based products that are marketed to customers of the Credit Card Business as add-ons to existing credit products. These products, which focus on broad themes--home, health, credit, auto and travel--generally offer a package of benefits or services that the Company assembles from internal sources or third-party vendors. They include Providian Health Advantage, DrivePro, PricePro, Credit Protection and Home Protection/1/. Providian Health Advantage offers emergency credit, prescription and other health-related discounts and referrals. DrivePro offers emergency credit, emergency towing service, auto maintenance discounts and other auto- and travel-related benefits. PricePro offers shopping-related discounts. Credit Protection offers nonaccrual of interest and deferral of payments on the Company's credit card loans, and Home Protection offers a standby loan to assist with mortgage or rent payments, in case of unemployment, disability or hospitalization. New fee-based products and channels of distribution for such products continue to be developed. See "Cautionary Statements--Growth, Product Development and Acquisitions."

     During 1998, the Company acquired three credit card portfolios consisting of approximately $2.5 billion in credit card assets and representing approximately 1.7 million customer accounts. In January 1999, the Company purchased a credit card portfolio consisting of approximately $150 million in credit card assets and 120,000 customer accounts. The accounts acquired in such portfolio acquisitions undergo a conversion process, in which account histories, servicing records and account terms are converted to the Company's computer systems. Following conversion, the Company utilizes its segmentation, account management, and risk management capabilities in an effort to improve the performance of the acquired portfolios.


Home Loan Business

     The Company's Home Loan Business products, which are currently offered to targeted individuals in over 40 states, consist of home equity lines of credit and home equity loans. As of December 31, 1998, the Company's Home Loan Business had $1.1 billion of managed home loans outstanding (of which $606.7 million were on-balance sheet).

     The primary focus of the Home Loan Business is to target homeowners with high levels of unsecured debt and offer them an opportunity to consolidate their debt through a home equity line of credit or home equity loan. Customers are able to consolidate their debt and enjoy a lower interest rate than would be available through their credit card, and may also gain tax advantages.

     The Company's Home Loan Business strategy focuses on the following: (i) evaluating the customer's credit history in addition to the real estate which secures the loan; (ii) marketing directly to customers, which permits both customer and regional selectivity and allows the Company to react quickly to local economic and real estate market changes; (iii) utilizing a two-step process of lead generation and

-------------------------------
/1/ Providan Health Advantage, DrivePro, PricePro and Home Protection are registered service marks of the Company.

lead conversion with a universal offer and customization of loan terms; and (iv) establishing primary lender relationships by successfully targeting customers likely to consolidate debt. Many of the skills used by the Company to execute its Home Loan Business strategy were originally developed for the Credit Card Business. These skills, including database marketing, customer targeting and risk management, have been adapted by the Company specifically for its Home Loan Business.

     Consistent with its "primary lender" strategy, the Company customizes specific account terms at the time of sale. The Company determines credit lines, interest rates, fees, loan-to-value ratios, and other account terms based on the customer's credit profile, loan feature preferences and other risk parameters. The Company offers home equity lines of credit and home equity loans with higher loan-to-value ratios, which may exceed 100%, when the Company considers such offers prudent based on the customer's credit quality and other factors. Credit risk models are focused primarily on the customer's credit history and ability to pay rather than the value of the real estate securing the loan. In general, the home equity lines of credit are structured as 15-year loans, with a 10-year revolving period followed by a five-year amortization period. Interest rates on the home equity lines of credit are generally variable and are indexed based on the prime rate. The home equity loans are structured as fixed rate loans that amortize fully over a 15-year period.

     Collections efforts in the Home Loan Business are internally managed, from the initial contacts with the borrower to the time that an account is referred to outside counsel for foreclosure or other legal action when appropriate.

     Home Loan Business customers are offered a fee-based product called Home Protection as an add-on to existing loan products. Home Protection provides for nonaccrual of interest and deferral of payments on the Company's loans in case of unemployment, disability or hospitalization.


Other Businesses

     During 1998, the Company established a new wholly owned subsidiary, First Select Corporation ("FSC"). FSC purchases charged-off credit card assets from other financial institutions, with special emphasis on credit card accounts that have been recently charged off. FSC purchases the assets with the expectation that it will be able to use its collections and account management capabilities to increase their value. See "Cautionary Statements--Growth, Product Development and Acquisitions." In 1998, FSC purchased charged-off credit card assets having a pre-charge-off face amount of approximately $136 million, representing approximately 30,000 customer accounts. FSC currently has commitments for up to $500 million in face amount of charged-off credit card assets to be sold to FSC in 1999.

     In February 1999, the Company acquired GetSmart.com, an online referral service for consumer borrowing, which provides loan information and lender connections through proprietary search and application technology. In connection with the acquisition, the Company also announced the centralization of various E-commerce initiatives being developed across its business lines, including internet-generated retail deposits and credit card applications.

     The Company expects to begin originating loans in the United Kingdom in the first half of 1999 through a London-based international branch of PNB.


GEOGRAPHIC DIVERSITY

     The Company's loan portfolios are geographically diverse, with no significant regional concentration of credit risk. See Note 8 to Consolidated Financial Statements on page 54 of the Company's Annual Report to stockholders for the year ended December 31, 1998.

SEGMENT INFORMATION

     For financial information about the Company's primary segments, see Note 20 to Consolidated Financial Statements on pages 65 and 66 of the Company's Annual Report to stockholders for the year ended December 31, 1998.


COMPETITION

     The Company faces intense and increasing competition from other consumer lenders. In particular, the Company's Credit Card Business competes with national, regional and local bankcard issuers and with other general purpose credit card issuers. The Company also competes, to a lesser extent, with issuers of single purpose cards, such as department stores and oil companies. There has also been a trend toward consolidation in the industry as major issuers increase the size of their credit card businesses through acquisitions and mergers. This trend has accelerated in recent years, and large issuers may compete with the Company by leveraging their size, brand names and vendor relationships to gain market share. In addition, competitors are continually introducing new techniques to attract and retain customers. Some of the most heavily used techniques are advertising, target marketing, balance transfers, price competition, including "teaser" rates, incentive programs and co-branding (for example, using the name of a sports team or a professional association on credit cards). Competition for customers in the lower line credit card market has also increased as additional lenders have been attracted to this market opportunity.

     The Company's Home Loan Business also faces intense competition. More competitors are now employing direct marketing programs to attract home loan customers. These competing programs include some that are similar to the programs and strategies that the Company has used to attract new home loan customers and encourage borrowings by those customers.

     In addition to competition for customers, the Company faces competition when it seeks to obtain funds to use in its business. This competition comes from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits, sell debt securities or sell securities backed by assets such as loan receivables.


FUNDING AND LIQUIDITY

     Through its banking subsidiaries, the Company offers deposit products directly to consumers. These deposit products include money market deposit accounts and certificates of deposit ("CDs") ranging in term from three months to five years. The Company markets its retail deposits primarily by submitting its offered rates to national surveys, providing toll-free numbers for potential and existing customers to obtain rate quotes, and providing rates and fulfillment materials on the Company's website. The Company also maintains relationships with national broker-dealer networks which offer retail CDs to their customers under master CD structures. In addition, the Company's banking subsidiaries offer directly-placed and broker-placed wholesale CDs and negotiable CDs to institutional investors.

     The Company has also obtained funding through term federal funds, uncommitted overnight federal funds lines, a committed revolving credit facility (currently $1 billion) and bank notes under a program launched in February 1998. Under the bank note program, PNB issued $400 million of medium-term bank notes in 1998 and $550 million of medium-term bank notes in the first quarter of 1999. The Company also obtained funding through the issuance of $160 million of mandatorily redeemable capital securities in 1997 and is a party to several short-term credit facilities totaling $275 million.

     The Company obtains a significant portion of its funding through securitizations. A securitization generally involves the transfer by the Company to a trust or other special purpose entity of loan receivables generated by a pool of accounts. The trust or special purpose entity may issue either certificates representing undivided ownership interests in the pool of transferred loan receivables or notes collateralized by the loan receivables. The securitization generally results in the removal of the loan receivables from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates and any notes are generally characterized as indebtedness of the Company. The primary objectives of the Company's securitization activities are to diversify its funding sources and obtain an efficient all-in cost of funds, including the cost of capital. For further discussion of the Company's funding and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Funding and Liquidity."


ORGANIZATIONAL STRUCTURE

     The Company operates principally through the following wholly owned subsidiaries:

     Providian National Bank. Headquartered in Tilton, New Hampshire, PNB is a national banking association organized under the laws of the United States and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). PNB was originally organized as a state bank in 1853 and converted to a national bank charter in 1865. It changed its name from First Deposit National Bank ("FDNB") on January 1, 1998, when the former Providian National Bank, then an affiliate of FDNB, merged with and into FDNB.

     Providian Bank. Headquartered in Salt Lake City, Utah, PB is an industrial loan corporation organized under the laws of Utah and is a member of the FDIC.

     Providian Bancorp Services. Headquartered in San Francisco, California, PBS provides legal and human resources support, accounting and finance services, data processing, loan and deposit processing, credit card account opening, customer service, collections, and related services for its affiliates on a cost reimbursement basis.


EMPLOYEES

     As of December 31, 1998, the Company (on a consolidated basis) had 6,110 employees and a total workforce, including temporaries and contract employees, of 6,847.


REGULATORY MATTERS

     As a national bank, PNB is subject to regulation by its primary regulator, the Office of the Comptroller of the Currency (the "Comptroller"). The deposits of PNB are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the FDIC. Accordingly PNB is subject to assessment for deposit insurance premiums and to certain regulations of the FDIC. As a member of the Federal Reserve System, PNB is also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

     The operations of PNB's international branch in London, England will be subject to regulation and supervision by the Financial Services Authority of the United Kingdom (the "FSA") and the Comptroller. PNB has received approval from the Federal Reserve Board and conditional approval from the FSA to establish such international branch.

     As an FDIC-insured Utah industrial loan corporation that is not a member of the Federal Reserve System, PB is subject to regulation by its primary federal regulator, the FDIC, and by the Utah Department of Financial Institutions. The deposits of PB are insured up to applicable limits by the BIF. Accordingly PB is subject to assessment for deposit insurance premiums and to certain regulations of the FDIC. PB is also subject to limited regulation by the Federal Reserve Board with respect to reserves it must maintain against its transaction accounts and certain other deposits.

Holding Company Status

     Although the Company is the holding company of PNB and PB, it is not required to register as a bank holding company under the BHCA. PNB is a national banking association, but prior to 1987 it was not a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it did not both accept demand deposits and make commercial loans. PNB is a "bank" under the BHCA, as amended by the Competitive Equality Banking Act of 1987 ("CEBA"), which revised the definition of "bank" to include generally all FDIC-insured institutions. However, CEBA grandfathered the ownership of "nonbank banks" that existed on March 5, 1987, subject to certain restrictions. These restrictions include prohibitions on new activities and on affiliate overdrafts and limitations on PNB's ability to cross-market its products and services with products and services of its affiliates. PB is not a "bank" as defined in the BHCA because it qualifies for an exemption under CEBA as an industrial loan corporation organized under the laws of Utah and acquired by the Company on or before August 10, 1987.

     The Company could be required to register as a bank holding company under the BHCA if PNB ceases to observe the CEBA restrictions or if the Company or any of its affiliates acquires an additional insured depository institution (excluding exempt institutions such as credit card banks) or a significant portion of such an institution's assets. If the Company were required to register as a bank holding company, it would be subject to the restrictions set forth in the BHCA, which, among other things, would limit the Company's activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto; however, such restrictions, if they were to apply to the Company, would not have a material adverse effect on the Company's business as currently conducted. While CEBA has imposed regulatory burdens on the Company, it has had no material effect on the Company's ability to execute its business plan.

Investment in the Company and its Subsidiary Banks

     Each of PNB and PB is an "insured depository institution" within the meaning of the Change in Bank Control Act of 1978 (the "CIBC Act"). Consequently, written approval of the applicable primary federal regulator is required before an individual or entity may acquire "control," as such term is defined in the CIBC Act, of the Company. A change in control of PB would also require approval from the Utah Commissioner of Financial Institutions under the Utah Financial Institutions Act.

     For purposes of the BHCA, an individual or entity may not acquire "control" of the Company, and a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares of the Company, without the prior written approval of the Federal Reserve Board. Because the Company's CEBA grandfather rights are nontransferable, if an individual or entity acquired "control" of the Company or if a bank holding company acquired ownership or control of more than 5% of the voting shares of the Company, the Company would be required to limit its activities and its non-banking subsidiaries' activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

Dividends and Transfers of Funds

     A primary source of funds for the Company is dividends from its banking subsidiaries. Federal law limits the extent to which PNB or PB can supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, restrictions concerning the payment of dividends, and Sections 23A and 23B of the Federal Reserve Act of 1913 governing transactions between a financial institution and its affiliates. In addition, PNB and PB are subject to federal regulatory oversight to assure safety and soundness. In general, federal banking laws prohibit an insured depository institution from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. See "--Capital Requirements." PB is subject to similar Utah laws governing industrial loan corporations and the general supervision of the Utah Department of Financial Institutions.

Capital Requirements

     PNB is subject to risk-based capital guidelines adopted by the Comptroller, and PB is subject to risk-based capital guidelines adopted by the FDIC. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to several weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Capital Adequacy."

     Under current guidelines, institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%. The Comptroller and the FDIC may, however, set higher capital requirements when an institution's particular circumstances warrant.
The Comptroller and the FDIC have established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and a minimum of 4% for institutions that do not meet the criteria. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum. As of December 31, 1998, PNB had a total risk-based capital ratio of 10.08%, a Tier 1 risk-based capital ratio of 9.06% and a leverage ratio of 11.06%, and PB had a total risk-based capital ratio of 10.58%, a Tier 1 risk-based capital ratio of 9.22% and a leverage ratio of 6.85%.

     In 1995, the Comptroller and the FDIC amended the risk-based capital standards pertaining to asset transfers in which an institution retains recourse risk but contractually limits its exposure. Under the "low level recourse" regulation that was adopted, the amount of risk-based capital required in connection with such asset transfers will not exceed the institution's maximum contractual liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy." In addition, in November 1997 the federal banking regulators proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. If adopted, these regulations may increase the cost of credit enhancement provided by banks in connection with the securitization of consumer loan receivables while possibly reducing the cost of senior securities issued in such transactions. The Company is unable at this time to assess the impact this proposal would have on its business.

     Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the Comptroller and the FDIC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

     An "adequately capitalized" institution is permitted to accept brokered deposits only if it receives a waiver from the FDIC and pays interest on deposits at a rate that is not more than 75 basis points higher than the prevailing rate in its market. Undercapitalized institutions cannot accept brokered deposits, are subject to growth limitations and must submit a capital restoration plan. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator and, beginning 60 days after becoming "critically undercapitalized," may not make any payment of principal or interest on their subordinated debt (subject to certain exceptions).

     As of December 31, 1998, each of PNB and PB met the requirements to be considered a "well capitalized" institution. Under the regulatory definition of brokered deposits, as of December 31, 1998, PNB had brokered deposits of $1.5 billion.

     FDICIA also required federal banking agencies to revise their risk-based capital standards to adequately address concentration of credit risk, interest rate risk and risk arising from non-traditional activities. The Comptroller and the FDIC have identified these risks and an institution's ability to manage them as important factors in assessing overall capital adequacy, but have not quantified them for use in formula-based capital calculations. The Comptroller and the FDIC have further revised their risk-based capital rules to address market risk. Financial institutions with 10% of total assets in trading activity, or $1 billion in trading, are required to use internal risk measurement models to calculate their capital exposure and to hold capital in support of that exposure. The level of the Company's trading activity is currently below these thresholds.

     Deposit Insurance Assessments

     Under the FDIC's risk-based insurance assessment system, each insured institution is placed in one of nine risk categories, based on its level of capital, supervisory evaluations, and other relevant information. The assessment rate applicable to PNB and PB depends in part on the risk assessment classification assigned to them by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. BIF-insured institutions are currently assessed premiums at an annual rate between 0% to 0.27% of eligible deposits. PNB and PB are currently assessed at the 0% rate. PNB and PB are also subject to assessment for payment of Financing Corporation ("FICO") bonds issued in the 1980s as part of the resolution of the problems of the savings and loan industry. FICO assessment rates are currently 0.01176% and may be adjusted quarterly to reflect a change in assessment base for the BIF. Beginning January 1, 2000, BIF-insured deposits are required to be assessed at one-fifth the rate assessed on deposits insured by the Savings Association Insurance Fund.

Consumer Protection Laws

     The relationship of the Company's lending subsidiaries and their customers is extensively regulated by federal and state consumer protection laws. The most significant laws include the Truth-in-Lending Act of 1968, Equal Credit Opportunity Act of 1974, Fair Credit Reporting Act of 1970, Truth-in-Savings Act of 1991, Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and Electronic Funds Transfer Act of 1978. These statutes, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, these statutes limit the liability of credit card holders for unauthorized use, prohibit discriminatory practices in extending credit, and impose limitations on the types of charges that may be assessed and on the use of consumer credit reports.

     The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of an inconsistent law of the state in which the bank's customers are located. PNB relies on this ability to "export" rates to facilitate its nationwide credit card and consumer lending businesses. State institutions such as PB enjoy a similar right under the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United
States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller's interpretation that interest includes late payment fees, insufficient funds fees, overlimit fees and certain other fees and charges associated with credit card accounts. This decision does not directly apply to state institutions such as PB. Although several courts have upheld the ability of state institutions to export certain types of fees, a number of lawsuits have been filed alleging that the laws of certain states prohibit the imposition of late fees. It is impossible to determine whether courts will follow existing precedents, and if not, what impact it will have on PB's ability to impose certain fees.

Legislative Developments

     Various legislative proposals have been introduced in Congress in recent years. These include proposals imposing a statutory cap on credit card interest rates and fees, substantially revising the laws governing consumer bankruptcy, requiring additional disclosures and prohibiting certain practices with respect to open-end credit plans, protecting consumer privacy by limiting the use of social security numbers and the transfer of personal information, permitting affiliations between banks and commercial, insurance or securities firms, and other regulatory restructuring proposals. In recent years state legislatures have entertained similar proposals, as well as proposals to restrict telemarketing activities and to expand consumer protection laws. Neither the outcome of these proposals nor their impact on the Company, should they become law, can be predicted with certainty.

     Several states have passed legislation to tax the income of out of state lenders derived from loans, including credit card loans, made to residents of such states. This development has not materially affected the Company's business results.

     Members of Congress and government officials have from time to time suggested the full or partial elimination of the mortgage interest deduction for federal income tax purposes. Since the interest paid on the Company's Home Loan Business products is generally deductible under current law, the reduction or elimination of this tax benefit could have a material adverse effect on the demand for those products.


CAUTIONARY STATEMENTS

  Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

     The risks and uncertainties that could cause actual results to differ from those in the forward-looking statements include the following:

Intense Competition

     The Company faces intense and increasingly aggressive competition from other consumer lenders in all of its product lines. Many of the Company's competitors are substantially larger and have greater financial resources than the Company, and customer loyalty is often limited. Competitive practices, such as the offering of lower interest rates and fees and the offering of incentives to customers, could hurt the Company's ability to attract and retain customers. The Company's success has also attracted new lenders to traditionally underserved markets such as the lower line credit card market, resulting in increased competition. As a result, the rate at which new loans are originated may decrease, or the rate at which customers repay their loans may increase, which could hurt the Company's profitability.

     In October 1998, the U.S. Justice Department filed a complaint against MasterCard International Incorporated, Visa U.S.A., Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition between Visa and MasterCard in the market for general purpose card products and networks in violation of the antitrust laws. The government seeks as relief that only member banks "dedicated" to one association be permitted to participate in the governance of that association. In addition, the complaint challenges the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/Novus or other competitive networks. MasterCard and Visa have stated that they consider the suit without merit, and intend to deny the allegations of the complaint. Neither the ultimate outcome of this litigation nor its effect on the competitive environment in the credit card industry if the lawsuit succeeds can be predicted with any certainty.

Increased Delinquencies and Credit Losses

     The delinquency rate on the Company's consumer loans has increased in recent years. The rate at which the Company's consumer loans are charged off as uncollectible, referred to as the credit loss rate, has also increased in recent years. These increases reflect a number of factors, including (i) an increase in balances outstanding under lower line credit card products, which generally experience higher delinquency and credit loss rates, (ii) the Company's acquisition of loan portfolios from third parties, which have generally experienced higher delinquency and credit loss rates compared to loans originated by the Company, and (iii) an increase in the number of customers seeking protection under the bankruptcy laws. Increased delinquencies and credit losses could occur in the future in the event of a national or regional economic downturn or recession, or for other reasons. Delinquency and credit loss rates also generally increase as the average age of a loan portfolio, referred to as "seasoning," increases. Increased credit loss rates could result if the proportion of younger loans in the Company's total portfolio is reduced due to slower growth in new loan originations, an increase in acquisitions of seasoned portfolios, and the normal seasoning of the Company's rapidly growing lower line credit card portfolio.

Vendor Relationships

     The Company's business depends on a number of services provided by third parties, including nationwide credit bureaus, postal and telephone service providers, bankcard associations and providers of transaction processing services. A major disruption in one or more of these services could significantly hurt the Company's operations.

Interest Rate Changes

     The rate of interest the Company pays on its borrowings may increase if market interest rates rise. If the rate of interest the Company earns on its loans does not increase by the same amount, the Company's earnings could be reduced. The Company's earnings could also be hurt in a period of falling interest rates if the rates on its consumer loans fall faster than those on its borrowings or if customers prepay fixed rate loans in order to refinance them at lower rates. The Company seeks to manage these risks through the use of measurement, monitoring and hedging techniques. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Risk Management."

Cost and Availability of Funding

     The Company obtains funding for its lending operations primarily from depositors, institutional investors, commercial lenders and securitizations. Changes in the credit market or the securitization market could make one or more of these funding sources more expensive or unavailable. These changes could result from changes in the regulatory, tax and accounting environment, competition for funds, events that disrupt capital markets, or other reasons beyond the Company's control. Competition for funding sources comes from a wide variety of institutions, many of which have greater resources and higher financial ratings than those of the Company.

Government Policy and Regulation

     Federal and state laws significantly limit the types of activities in which the Company's banking subsidiaries may engage. In addition, federal and state consumer protection and debtor relief laws limit the manner in which the Company may offer, extend, manage and collect loans. Congress and the states may enact new laws and amendments to existing laws that further restrict consumer lending, including changes to the laws governing bankruptcy, which could make it more difficult or expensive for the Company to collect its loans, or impose limits on the interest and fees that the Company may charge its customers. The Company's earnings could also be hurt by changes in government fiscal or monetary policies, including changes in the Company's rate of taxation, and by changes in general social and economic conditions.

Growth, Product Development and Acquisitions

     A major contributor to the Company's recent growth and increase in earnings has been the development and expansion of fee-based products and lower line credit card products. Competition in these markets is likely to intensify. There can be no assurance that recent rates of growth in these products will continue, or that the Company will be able to develop new products and services that will enable it to sustain its recent rates of earnings growth. In addition, a portion of the Company's recent growth in managed loans and customer accounts resulted from portfolio acquisitions. There can be no assurance that the acquired portfolios will perform as expected, that the Company will continue to acquire loan portfolios, or that such acquisitions will be profitable.

Management and Operations

     The Company's growth and profitability depend on its ability to retain key executives and managers, attract capable employees, maintain and develop the systems necessary to operate its businesses and control the rate of growth of its expenses. Expenses could significantly increase due to acquisition-related conversion costs and other acquisition-related expenses, new product development, increased funding or staffing costs and other internal and external factors.

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

Year 2000 Readiness

     The Company is heavily dependent on computer systems for its operations. The Company processes data through its own information technology systems and those of third party vendors and providers. Computer errors with respect to the Year 2000 could cause system failures and disrupt the Company's operations. Although the Company has taken steps to identify and correct potential Year 2000 problems, there can be no guarantee that the Company's efforts to address Year 2000 issues will be successful. Specific factors that might affect the outcome of such efforts include the availability of qualified personnel, success in identifying and modifying all relevant computer systems, the sufficiency and outcome of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third party providers to the Company, and unanticipated costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Interest Expense--Impact of Year 2000" for a discussion of the Company's efforts to address this problem.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                Principal Occupation and Business Experience
------------                --------------------------------------------
Shailesh J. Mehta           Chief Executive Officer of the Company since 1988 and
Age: 49                     Chairman of the Board and President of the Company since
                            June 1997.  Mr. Mehta was President and Chief Operating
                            Officer of Providian Corporation, the Company's former
                            parent, from December 1994 to June 1997.

Seth A. Barad               Executive Vice President of the Company since January 1997,
Age: 43                     with responsibility for the management of marketing and
                            operations for lower line credit card products.  Mr. Barad joined the Company as Senior Vice President in October 1994.
                            Prior to working at the Company, he spent one year at GE
                            Capital, a financial services company, where he was
                            responsible for managing corporate card and purchasing card products.

David Alvarez               Executive Vice President of the Company since June 1997,
Age: 30                     responsible for the management of marketing and operations for higher line credit card products.  Mr. Alvarez was
                            Senior Vice President of the Company from November 1995 to
                            June 1997, with responsibilities for credit card and home
                            loan marketing.  He was Vice President, Marketing from June
                            1993 to November 1995.  Mr. Alvarez joined the Company in
                            1990.

Ellen Richey                Executive Vice President, General Counsel and Secretary of
Age: 50                     the Company since June 1997.  Ms. Richey was Senior Vice
                            President, General Counsel and Secretary of the Company from
                            January 1995 to June 1997, and Deputy General Counsel from
                            January to December 1994.  Ms. Richey joined the Company in
                            1994.

David J. Petrini            Executive Vice President, Chief Financial Officer and
Age: 38                     Treasurer of the Company since December 1998.  Mr. Petrini was Senior Vice President and Chief Financial Officer of the
                            Company from January 1997 to December 1998, Senior Vice
                            President and Senior Financial Officer of the Company from
                            December 1994 to January 1997 and Vice President of the
                            Company from 1990 to December 1994.  Mr. Petrini joined the
                            Company in 1986.

ITEM 2.   PROPERTIES

     The Company leases its executive offices at 201 Mission Street, San Francisco, California, currently consisting of approximately 133,250 square feet. The initial lease term, which is renewable, expires on July 31, 2001. The Company owns its processing center at 4900, 4920, 4940, 5020 and 5040 Johnson Drive, Pleasanton, California, consisting of approximately 282,420 square feet. PNB's offices are located at 295 Main Street, Tilton, New Hampshire, which is owned, and at 44 Main Street, Belmont, New

Hampshire, and MacMillan House, 96 Kensington High Street, London, England, which are leased. PB's offices are located at 5215 Wiley Post Way, Salt Lake City, Utah, and are leased.

     Significant operations centers are located at the following leased premises: 150 Spear Street, San Francisco, California (130,629 square feet); 160 Spear Street, San Francisco, California (60,713 square feet); and 2700 Gateway Oaks Drive, Sacramento, California (91,174 square feet). New operations centers are scheduled to open at 1333 Broadway Street, Oakland, California, 3801 South Collins Boulevard, Arlington, Texas, and 4450 Rosewood Drive, Pleasanton, California, in the second quarter of 1999. Additional leased support premises are located at 53 and 54 Regional Drive, Concord, New Hampshire; 10400 Linn Station Road, Louisville, Kentucky; 435 Executive Court North, Fairfield, California; and 5215 Wiley Post Way, Salt Lake City, Utah.


ITEM 3.   LEGAL PROCEEDINGS

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 73 of the registrant's Annual Report to stockholders for the year ended December 31, 1998.


ITEM 6.   SELECTED FINANCIAL DATA

     Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on pages 20 and 21 of the registrant's Annual Report to stockholders for the year ended December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 22 through 41 of the registrant's Annual Report to stockholders for the year ended December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Risk Management," on pages 39 through 41 of the registrant's Annual Report to stockholders for the year ended December 31, 1998.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page 44, "Consolidated Statements of Income," on page 45, "Consolidated Statements of Changes in Shareholders' Equity," on page 46, "Consolidated Statements of Cash Flows," on page 47, "Notes to Consolidated Financial Statements," on pages 48 through 71, "Report of Independent Auditors," on page 43, and "Quarterly Data," on page 72, of the registrant's Annual Report to stockholders for the year ended December 31, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

     Information concerning executive officers of the Company may be found in
Item 1 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation and Certain Transactions" and "Human Resources Committee Executive Compensation Report" in the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference to the information under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following Report of Independent Auditors and consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages 43 through 71 of the Annual Report to stockholders for the year ended December 31, 1998, are incorporated by reference herein:

                                                                             Page
                                                                             ----
Report of Independent Auditors                                                43

Consolidated Statements of Financial Condition                                44
December 31, 1998 and 1997

Consolidated Statements of Income                                             45
Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Shareholders' Equity                    46
Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                                         47
Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                 48-71

(a)(2)  Financial Statement Schedules.

           None.

(a) (3)    List and Index of Exhibits

     The following exhibits are incorporated by reference or filed herewith. References to the 1997 Form 10 are to the Company's Registration Statement on Form 10 effective April 18, 1997.

        Exhibit
        Number                                      Description of Exhibit
        -------                                     ----------------------
           2                Agreement and Plan of Distribution, dated as of December 28, 1996, between
                            Providian Corporation  and the Company (incorporated by reference to Exhibit
                            2.1 to the 1997 Form 10).

           3.1              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

           3.2              Amended and Restated By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).

           4.1              Rights Agreement, dated as of June 1, 1997, between the Company and First
                            Chicago Trust Company of New York (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June
                            30, 1997), as amended by Amendment No. 1 to Rights Agreement dated February
                            17, 1999 (incorporated by reference to Exhibit 4 to the Company's report on
                            Form 8-K filed on March 26, 1999).

           4.2              Certificate of Designation of Series A Junior Participating Preferred Stock,
                            dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to the
                            Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

           4.3              Certificate of Trust of Providian Capital I, dated as of January 21, 1997
                            (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1997).

           4.4              Amended and Restated Trust Agreement, dated as of February 4, 1997, among the Company, as Depositor, The Bank of New York, as Property Trustee, and
                            The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).

           4.5              Junior Subordinated Indenture, dated as of February 4, 1997, between the
                            Company and The Bank of New York, as Trustee (incorporated by reference to
                            Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).

           4.6              Guarantee Agreement, dated as of February 4, 1997, between the Company, as
                            Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

          10.1*             Employment Agreement, dated as of March 27, 1997, between the Company and
                            Shailesh J. Mehta (incorporated by reference to Exhibit 10.1 to the 1997
                            Form 10).

          10.2*             Form of Change of Control Employment Agreement, as entered into between the
                            Company and each of the following executive officers of the Company on the dates indicated:  Seth A. Barad, David B. Smith, and David Alvarez, August
                            19, 1997; Ellen Richey, August 29, 1997 (incorporated by reference to
                            Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).

          10.3*             Supplemental Compensation Agreement, dated as of August 25, 1997, between the Company and David B. Smith (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                            1997).

          10.4*             Providian Financial Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
                            S-8, File Number 333-28767).

          10.5*             Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit
                            10.3 to the 1997 Form 10).

          10.6*             Providian Financial Corporation Deferred Compensation Plan for Senior
                            Executives and Directors, as amended and restated effective June 1, 1999.

          10.7*             Providian Financial Corporation Stock Ownership Plan, as amended and restated June 23, 1998 (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
                            and Appendixes A and B to Providian Financial Corporation Stock Ownership
                            Plan, as amended on October 21, 1998 (incorporated by reference to Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1998).

          10.8*             Providian Financial Corporation 1997 Employee Stock Purchase Plan
                            (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

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

          10.16             Credit Agreement, dated as of January 12, 1999, among Providian National
                            Bank and Providian Bank, as Borrowers, Providian Financial Corporation, as
                            Guarantor, the Lenders named therein, the Syndication Agents named therein, and The Chase Manhattan Bank, as Administrative Agent.

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

          10.21             Amendment No. 4, dated as of June 1, 1998, to the Pooling and Servicing
                            Agreement, among First Deposit National Bank, as Seller and Servicer,
                            Providian National Bank, as Seller, and Bankers Trust Company, as Trustee
                            (incorporated by reference to Exhibit 4.6 to the Providian Master Trust's
                            Amendment No. 1 to Form S-3 filed on July 17, 1998).

          10.22             Amendment No. 5, dated as of August 1, 1998, to the Pooling and Servicing
                            Agreement, among First Deposit National Bank, as Seller and Servicer,
                            Providian National Bank, as Seller, and Bankers Trust Company, as Trustee
                            (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on September 8, 1998).

          10.23             Supplemental Agreement No. 1, dated as of January 1, 1998, to the Pooling and Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 99.1 to the Providian Master
                            Trust's report on Form 8-K filed on January 9, 1998).

          10.24             Series 1995-1 Supplement, dated as of June 1, 1995, to the Pooling and
                            Servicing Agreement, among First Deposit National Bank, as Seller and
                            Servicer, Providian National Bank, as Seller, and Bankers Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.2 to the First Deposit
                            Master Trust's report on Form 8-K filed on July 24, 1995).

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

          10.30             Distribution Agreement, dated as of February 20, 1998, between the Company and the Agents named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
                            1997).

          10.31             Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1997).

            12              Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to
                            Combined Fixed Charges and Preferred Stock Dividend Requirements

            13              Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 1998.

            21              Subsidiaries of the Company.

            23              Consent of independent auditors.

            27              Financial Data Schedule.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(b)       Reports on Form 8-K.

          None.

(e)       Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                                             Year Ended December 31
                                      ---------   ----------------------------------------------
            (dollars in thousands)       1998         1997        1996        1995        1994
                                      ---------   ----------   ---------   ---------   ---------
EARNINGS TO FIXED CHARGES:

Excluding interest on deposits           10.88        14.20        5.93        4.90        5.17

Including interest on deposits            2.93         2.66        2.34        2.34        2.69

EARNINGS TO COMBINED FIXED CHARGES
AND PREFERRED STOCK:

Excluding interest on deposits           10.88        13.28        5.19        4.32        4.40

Including interest on deposits            2.93         2.63        2.25        2.24        2.51

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999                     PROVIDIAN FINANCIAL CORPORATION

                                         By  /s/ Shailesh J. Mehta
                                           ------------------------------
                                           Chairman, President and
                                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                  Date
--------------------------       -----------------------------------------    ------------------

/s/ Shailesh J. Mehta            Chairman, President and Chief                  March 31, 1999
--------------------------       Executive Officer and Director
Shailesh J. Mehta


/s/ David J. Petrini             Executive Vice President, Chief                March 31, 1999
--------------------------       Financial Officer and Treasurer
David J. Petrini                 (Principal Financial Officer)


/s/ Daniel Sanford               Senior Vice President and                      March 31, 1999
-------------------------        Controller (Principal Accounting
Daniel Sanford                   Officer)


/s/ Christina L. Darwall         Director                                       March 31, 1999
-------------------------
Christina L. Darwall


/s/ James V. Elliott             Director                                       March 31, 1999
--------------------------
James V. Elliott


/s/ Lyle Everingham              Director                                       March 31, 1999
-------------------------
Lyle Everingham

/s/ J. David Grissom             Director                                       March 31, 1999
-------------------------
J. David Grissom


/s/ F. Warren McFarlan           Director                                       March 31, 1999
--------------------------
F. Warren McFarlan


/s/ Ruth M. Owades               Director                                       March 31, 1999
-------------------------
Ruth M. Owades


/s/ Larry D. Thompson            Director                                       March 31, 1999
-------------------------
Larry D. Thompson


/s/ John L. Weinberg             Director                                       March 31, 1999
-------------------------
John L. Weinberg