Form 10-Q
period 1999-03-31
PROVIDIAN FINANCIAL CORP
filed 1999-05-14
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________


                                     1-12897
                            -------------------------
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                94-2933952
 --------------------------                               ---------------------
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

                                 Not Applicable
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---     ---

     As of April 30, 1999, there were 142,268,355 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                 March 31, 1999


PART I.   FINANCIAL INFORMATION                                             Page

          Item 1. Financial Statements (unaudited):

                    Condensed  Consolidated  Statements of Financial
                     Condition.................................................3
                    Condensed Consolidated Statements of Income............... 4
                    Condensed Consolidated Statements of Changes in
                     Shareholders' Equity......................................5
                    Condensed Consolidated Statements of Cash Flows............6
                    Notes to Condensed Consolidated Financial
                     Statements................................................7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...........................................27

          Item 5. Other Information...........................................27

          Item 6. Exhibits and Reports on Form 8-K............................27

Signatures....................................................................28

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


Condensed Consolidated Statements of Financial Condition (Unaudited)
Providian Financial Corporation and Subsidiaries
(Dollars in thousands)
                                                         March 31      December 31
                                                           1999           1998
                                                         --------      -----------
Assets:
Cash and cash equivalents                                $  123,331    $   176,348
Federal funds sold                                          600,794        297,869
Investment securities:
  Available-for-sale                                        156,337        114,858
  Held -to-maturity                                         183,400        318,817
Loans receivable, less allowance for credit losses
  of $547,655 at March 31, 1999 and $451,245
  at December 31, 1998                                    6,295,947      5,282,014
Premises and equipment, net                                  91,473         82,858
Interest receivable                                          61,234         51,801
Due from securitizations                                    456,579        454,374
Deferred taxes                                              370,849        306,234
Other assets                                                187,030        146,042
                                                        -----------    ------------
        Total assets                                    $ 8,526,974    $ 7,231,215
                                                        ===========    ============

Liabilities:
Deposits:
   Non-interest bearing                                    $ 34,236       $ 48,220
   Interest bearing                                       5,181,093      4,624,078
                                                        -----------    ------------
                                                          5,215,329      4,672,298

Short-term borrowings                                       455,000        472,500
Long-term borrowings                                        949,259        399,757
Deferred fees                                               394,248        334,617
Accrued expenses and other liabilities                      428,620        388,856
                                                        -----------    ------------
        Total liabilities                                 7,442,456      6,268,028

Company obligated mandatorily  redeemable capital
  securities of subsidiary trust  holding  solely
  junior  subordinated  deferrable  interest  debentures
  of the Company
  (Capital Securities)                                      160,000        160,000

Shareholders' Equity:
Common stock, par value $.01 per share
  (authorized: 400,000,000 shares; issued and
  outstanding: March 31, 1999 - 141,914,876 shares;
  December 31, 1998 - 141,732,008 shares)                       954            954
Additional paid-in capital                                        -              -
Retained earnings                                           976,441        866,005
Net unrealized loss on available-for-sale securities           (161)          (320)
Common stock held in treasury - at cost:
   (March 31, 1999 - 1,205,104 shares;
   December 31, 1998 - 1,405,972 shares)                    (52,716)       (63,452)
                                                        ------------   ------------
        Total shareholders' equity                          924,518        803,187
                                                        ------------   -----------
        Total liabilities and shareholders' equity      $ 8,526,974    $ 7,231,215
                                                        ============   ============

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Income (Unaudited)
Providian Financial Corporation and Subsidiaries


(Dollars in thousands, except per share data)                Three Months Ended
                                                                  March 31
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Interest income:
   Loans                                                   $ 279,125     $ 170,070
   Investment securities                                      12,491         6,507
                                                        ------------   -----------
   Total interest income                                     291,616       176,577

Interest expense:
   Deposits                                                   64,439        46,153
   Borrowings                                                 16,062         8,603
                                                        ------------   -----------
   Total interest expense                                     80,501        54,756

          Net interest income                                211,115       121,821

Provision for credit losses                                  182,073        57,656
                                                        ------------   -----------

          Net interest income after provision
          for credit losses                                   29,042         64,165

Non-interest income:
   Servicing and securitizations                             131,211       114,116
   Credit product fee income                                 341,810        96,408
   Other                                                       4,235           179
                                                        ------------   -----------
                                                             477,256       210,703
Non-interest expense:
   Salaries and employee benefits                             95,987        59,734
   Solicitation                                               99,447        41,612
   Occupancy, furniture and equipment                         15,304        11,266
   Data processing and communication                          24,762        15,754
   Other                                                      81,606        53,687
                                                        -------------  -----------
                                                             317,106       182,053
                                                        -------------  -----------

          Income before income taxes                         189,192        92,815

Income tax expense                                            75,646        36,707
                                                        -------------  -----------

          Net Income                                       $ 113,546      $ 56,108
                                                        =============  ===========

Earnings per share - basic                                    $ 0.80        $ 0.39
                                                        =============  ===========
Earnings per share - assuming dilution                        $ 0.78        $ 0.39
                                                        =============  ===========

Cash dividends paid per share                                 $ 0.05        $ 0.03
                                                        =============  ===========

Weighted average common shares outstanding - basic (000)     141,247       142,262
                                                        =============  ===========
Weighted average shares and assumed conversions (000)        145,502       144,771
                                                        =============  ===========

See notes to condensed consolidated financial statements.



Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Providian Financial Corporation and Subsidiaries

(Dollars in thousands, except per share data
                                                                              Cumulative     Common
                                                     Additional                 Other         stock
                                           Common     Paid-In    Retained     Comprehensive  Held in
                                            Stock     Capital    Earnings       Income      Treasury       Total
                                           ------    ----------  --------     ------------- ---------    --------
Balance at December 31, 1997               $ 954     $  4,217    $599,856     $       -     $ (9,913)    595,114
Net Income                                                         56,108                                 56,108
Cash dividend:
    Common - $0.03 per share                                       (4,763)                                (4,763)
Purchase of 205,800 common
      shares for treasury                                                                     (7,654)     (7,654)
Exercise of stock options                              (1,623)       (257)                      2,692         812
Issuance of restricted and
      unrestricted stock less
      forfeited shares                                  1,401                                  3,384       4,785
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $837                  (3,948)                                            (3,948)
Net tax effect from exercise of stock options
    and issuance of restricted stock                      (47)                                               (47)
                                           -------   ----------  --------     ------------- ---------    --------
Balance at March 31, 1998                  $ 954     $      -    $650,944     $       -     $(11,491)    $640,407
                                           =======   ==========  ========     ============= =========    ========

Balance at December 31, 1998               $ 954     $      -    $866,005     $    (320)    $(63,452)     803,187
Comprehensive income:
    Net Income                                                    113,546                                 113,546
      Other comprehensive income,
      net of income tax:
        Unrealized gain on securities
        net of income taxes of ($94)                                                159                       159
                                                                              -------------              --------
Comprehensive income                                                                                      113,705
Cash dividend:
    Common - $0.05 per share                                       (7,089)                                 (7,089)
Purchase of 275,496 common
      shares for treasury                              19,348                                (27,617)      (8,269)
Exercise of stock options and other awards            (26,230)      3,979                     29,858        7,607
Issuance of restricted and unrestricted
      stock less forfeited shares                        (404)                                 8,495        8,091
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $2,164                (5,925)                                             (5,925)
Net tax effect from exercise of stock options
    and issuance of restricted stock                   13,211                                              13,211
                                          --------   ----------  --------     ------------- ---------    --------
Balance at March 31, 1999                  $ 954     $      -    $976,441     $    (161)    $(52,716)    $924,518
                                          ========   ==========  ========     ============= =========    ========

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Cash Flows (Unaudited)
Providian Financial Corporation and Subsidiaries

(Dollars in thousands)                                                           Three Months Ended
                                                                                      March 31
                                                                               -----------------------
                                                                                 1999         1998
                                                                               ----------   ----------
Operating Activities:
    Net Income                                                                 $ 113,546     $ 56,108
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                 182,073       57,656
     Depreciation and amortization of premises and equipment                       7,418        4,131
     Amortization of net loan acquisition costs                                   11,201        9,776
     Amortization of deferred compensation
       related to restricted and unrestricted stock                                2,164          837
     Amortization of deferred fees                                              (118,405)     (25,247)
     Increase in deferred income tax benefit                                     (64,709)     (12,544)
     Increase in deferred fees                                                   178,036       58,694
     Increase in interest receivable                                              (9,433)      (5,221)
     Net increase in other assets                                                (52,156)     (21,040)
     Net increase in accrued expenses and other liabilities                       52,977       56,356
                                                                               ----------   ----------
                     Net Cash Provided by Operating Activities                   302,712      179,506

Investing Activities:
     Net decrease (increase) in money market instrument investments              119,867      (99,937)
     Net cash used for loan originations and principal
       collections on loans receivable                                        (1,048,735)    (133,779)
     Net (decrease) increase in securitized loans                                (20,187)     769,870
     Portfolio acquisitions                                                     (127,119)    (948,462)
     Increase in due from securitizations                                         (2,205)      (4,373)
     Purchases of investment securities                                          (71,046)         (24)
     Proceeds from maturities of  investment securities                           45,372            -
     Increase in federal funds sold                                             (302,925)    (204,930)
     Net purchases of premises and equipment                                     (16,033)      (8,195)
                                                                               ----------    ----------
                     Net Cash Used by Investing Activities                    (1,423,011)     (629,830)

Financing Activities:
     Net increase in deposits                                                    543,031       175,492
     Proceeds from issuance of term federal funds                                430,000       250,000
     Repayment of term federal funds                                            (447,500)     (180,000)
     Decrease in notes payable to banks                                                -        (8,000)
     Increase in long-term borrowings                                            549,502       199,852
     Purchase of treasury stock                                                   (8,269)       (7,654)
     Dividends paid                                                               (7,089)       (4,763)
     Proceeds from exercise of stock options                                       7,607           208
                                                                               ----------     ----------
                     Net Cash Provided (Used) by Financing Activities          1,067,282       425,135
                                                                               ----------     ----------

Net Decrease in Cash and Cash Equivalents                                        (53,017)      (25,189)
Cash and cash equivalents at beginning of period                                 176,348       112,522
                                                                              -----------     ----------
Cash and cash equivalents at end of period                                     $ 123,331      $ 87,333
                                                                              ===========     ==========

See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 1999  (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note 2 - Earnings Per Share
     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                     Three Months Ended March 31
(In thousands, except per share data)                  1999               1998
--------------------------------------------------------------------------------
Income available to common stockholders             $ 113,546          $  56,108
                                                   =============================

     Weighted average shares outstanding--basic       141,247            142,262
     Effect of dilutive securities
      Restricted stock issued--non vested                 518                502
      Employee stock options                            3,737              2,007
                                                   ----------         ----------
     Dilutive potential common shares                   4,255              2,509
                                                   -----------------------------
     Adjusted weighted average shares and
      assumed conversions                             145,502            144,771
                                                   =============================
     Earnings per share--basic                      $    0.80          $    0.39
                                                   =============================

     Earnings per share--assuming dilution          $    0.78          $    0.39
                                                   =============================

Note 3 - Allowance for Credit Losses
     The activity in the allowance for credit losses for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                     Three Months Ended March 31
                                                       1999                1998
     ---------------------------------------------------------------------------
     Balance at beginning of period                 $ 451,245         $ 145,312
     Provision for credit losses                      182,073            57,656
     Reserve acquired                                  14,310           105,367
     Charge-offs                                     (115,506)          (64,420)
     Recoveries                                        15,533             5,525
                                                   ----------         ----------
     Net charge-offs                                  (99,973)          (58,895)
                                                   -----------------------------
     Balance at end of period                       $ 547,655         $ 249,440
                                                   =============================

Note 4 - Senior and Subordinated Bank Notes
     During the first three months of 1999, the Company, through one of its banking subsidiaries, issued an additional $550 million of senior bank notes through a program that was established in 1998. The total notes outstanding under this program as of March 31, 1999 was $949.3 million.

Note 5 - Shareholders' Equity
     The Company is party to an agreement to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher than the forward purchase price, the Company will receive the net differential. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the Company will pay an agreed upon premium amount. As of March 31, 1999, the agreement covered 374,180 shares of the Company's common stock at a forward price of $110.00 per share. The agreement expires in July 1999, but may be settled earlier. During the quarter ended March 31, 1999, settlements from this forward purchase agreement resulted in the Company receiving 193,052 shares of its common stock and paying premium amounts of $583,000 which were recorded as adjustments to additional paid in capital.

Note 6 - Segment Information
     The operations of the Company consist of two primary segments: Credit Card Loan and Home Loan. The Credit Card Loan segment represents consumer lending products, including unsecured, secured and partially secured credit cards, and includes non-credit card unsecured revolving lines of credit. Credit Card Loan customer relationships are initiated primarily through direct mail marketing or portfolio acquisitions from other financial institutions. The Home Loan segment represents home equity loans, home equity lines of credit and other home loans made to individuals targeted by the Company's home loan product marketing programs. Fee-based product revenue, which is received from both Credit Card Loan and Home Loan customers, is included in the respective segment summary financial information.

     The Company's securitized loans are not considered loans owned by the Company and therefore are not shown on the statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loan portfolio basis. Segment information is presented below on the Company's managed loan portfolios.

     The following is a summary of the Company's segment activity on a managed loan basis for the three months ended March 31, 1999 and 1998:

                                Credit         Home
(Dollars in thousands)            Card         Loan        Other           Total
--------------------------------------------------------------------------------
     March 31, 1999
      Revenue                $   986,882      40,034       2,796     $ 1,029,712
      Profit or loss         $   231,092      (4,232)    (22,943)    $   203,917
      Assets                 $13,143,110   1,197,705       5,943     $14,346,758

     March 31, 1998
      Revenue                $   563,692      33,648           -     $   597,340
      Profit or loss         $   108,168       3,383           -     $   111,551
      Assets                 $ 9,587,729   1,067,907           -     $10,655,636


     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the three months ended March 31, 1999 and 1998:

                                                                  March 31
(Dollars in thousands)                                     1999             1998
--------------------------------------------------------------------------------
     Total segment profits                             $ 203,917      $ 111,551
     Corporate and other                                 (14,725)       (18,736)
                                                      --------------------------
          Income before income taxes                   $ 189,192      $  92,815
                                                      ==========================


Note 7 - Business Combination
     On February 18, 1999, the Company acquired the assets of GetSmart.com and assumed certain related liabilities. GetSmart.com is an online referral service for consumer borrowers which provides loan information and lender connections through proprietary search and application technology. The purchase price was $32.1 million, paid in cash, plus $1.5 million in transaction costs, and the Company assumed liabilities of $4.4 million.

     The acquisition has been accounted for as a purchase and, accordingly, the results of operations of GetSmart.com have been included in the Company's consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
     Providian Financial Corporation (the "Company") is a leading provider of consumer lending products, including credit cards, home loans, secured credit cards, and fee-based products. In addition, the Company offers various deposit products. The Company offers its products primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to a broad spectrum of consumers. Credit card products range from gold and platinum cards with high credit lines to lower line classic and secured cards designed for consumers underserved by traditional financial institutions. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), level of solicitation and marketing expenses, and account servicing efficiency.

Forward-Looking Information
     Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions and operations, and Year 2000 readiness. These and other risks and uncertainties are described in detail in the Company's 1998 Annual Report on Form 10-K under the heading "Cautionary Statements." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary
     Net income for the three months ended March 31, 1999 was $113.5 million, an increase of 102% over net income of $56.1 million for the three months ended March 31, 1998. This increase was primarily attributable to continued growth in loans outstanding and strong growth in fee revenue. In addition, the Company continued to strengthen net interest margins while relying less on low introductory rates to attract customers. As of March 31, 1999, managed loans, which include on-balance sheet and securitized loans, increased by $3.7 billion, or 35%, over March 31, 1998. This growth was achieved through increases in the Company's loan originations (particularly loans made under lower line credit card products) combined with strategic acquisitions of credit card portfolios and activation of existing customer accounts ("core accounts"). The Company continues to evaluate acquisitions on an opportunistic basis as competitors exit the credit card market. While the acquisitions environment may provide many opportunities, the focus of the Company's acquisition strategy will continue to be guided by its return driven approach.

     The Company's managed net interest margin on loans increased to 12.26% in the first quarter of 1999 from 11.09% for the same period in 1998, reflecting growth in higher yield portfolios and the impact of repricing programs. The managed net credit loss rate for the first three months of 1999 increased to 7.62% from 6.78% for the same period in 1998, reflecting account seasoning and higher credit loss rates on acquired portfolios. Core account credit quality and delinquency trends were generally stable during the first quarter of 1999, with the managed net credit loss rate, excluding acquired portfolios, remaining virtually unchanged at 6.58% compared to 6.54% for the fourth quarter of 1998. Non-interest income represented 49% of managed revenue in the first three months of 1999, up from 36% for the same period in 1998. The dollar contribution to managed revenue from non-interest income for the first three months of 1999 increased more than 150% compared to the same period in 1998 to $416.2 million, due to increased sales of fee-based products and increased revenue from credit card fees, including annual membership, processing, cash advance, late and overlimit fees. The Company reinvested a portion of the increased managed revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, such as expanding the employee base and product support systems. Non-interest expense increased $135 million during the first three months of 1999 to $317.1 million, due to the expenses associated with servicing a greater number of customers and increased marketing activity.

     The Company's return on average assets continued to improve, increasing to 5.78% for the first three months of 1999. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to targeting and pricing. The Company believes this strategy has been responsible for its continued overall superior financial performance. The Company continued to strengthen its balance sheet during the first quarter of 1999 with improved profitability, combined with a high level of capital retention, and was able to increase its return on equity to 52.19% for the first three months of 1999 from 36.14% for the same period in 1998.

Managed  Consumer Loan  Portfolio and the Impact of  Securitization
     The Company securitizes unsecured credit cards, home equity lines of credit and secured and partially secured credit card receivables. For additional discussion of the Company's securitization activities, see "--Funding and Liquidity." Securitized assets are not considered assets of the Company and therefore are not shown on the statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loan portfolio basis. In order to do so, the Company's income statement and statement of financial condition are adjusted to add back the effect of securitizations. The following table summarizes the Company's managed loan portfolio:


                                                                        Three Months Ended
                                                                             March 31
                                                              --------------------------------------
(Dollars in thousands)                                              1999                 1998
                                                              -----------------    -----------------
Period-End Balances:
On-balance sheet consumer loans                                    $ 6,857,160          $ 3,769,622
Securitized consumer loans                                           7,483,655            6,886,014
                                                              -----------------    -----------------
    Total managed consumer loan portfolio                         $ 14,340,815         $ 10,655,636
                                                              =================    =================

Average Balances:
On-balance sheet consumer loans                                    $ 6,283,115          $ 3,980,578
Securitized consumer loans                                           7,502,226            6,558,094
                                                              -----------------    -----------------
    Total average managed consumer loan portfolio                 $ 13,785,341         $ 10,538,672
                                                              =================    =================

Operating Data and Ratios:
Reported:
       Average earning assets                                      $ 7,232,188          $ 4,437,060
       Return on average assets                                          5.78%                4.35%
       Net interest margin (1)                                          11.68%               10.98%
Managed:
       Average earning assets                                     $ 14,734,414         $ 10,995,154
       Return on average assets                                          2.98%                1.84%
       Net interest margin (1)                                          11.81%               10.55%

(1) Net interest margin is equal to net interest income divided by average earning assets.


Financial Statement Impact
     Securitizations are treated as sales under GAAP. As a result, the securitized loans are removed from the balance sheet in exchange for cash proceeds and other consideration.

     The Company, at the time it enters into a securitization, recognizes an "interest-only strip receivable" asset, available for sale, equal to the present value of the projected excess servicing income related to the securitized loans. During the revolving period of a securitization, an additional interest-only strip receivable is recognized each month, as additional receivables are transferred to investors in respect of their share of principal collections and losses on previously securitized loans.

     The Company services the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets have not been recognized in connection with the Company's securitizations. The finance charge and fee revenue generated by the securitized loans in excess of interest paid to investors, related credit losses, servicing fees, credit enhancement costs and other transaction expenses is referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest-only strip receivable (which was recorded at present value), as servicing and securitizations income.

     The effect of this accounting treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended March 31, 1999 and 1998 this accounting treatment had the effect of: reducing net interest income by $223.8 million and $168.2 million; reducing the provision for credit losses by $162.8 million and $119.6 million; and increasing non-interest income by $61.0 million and $48.6 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitizations income rather than a reduction of reserves for credit losses, the Company's provision for credit losses is lower than would be the case had such loans not been securitized.

     When loans are securitized, the Company retains a "seller's interest" generally equal to the total amount of the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances and credit losses, the amount of the seller's interest will vary. The seller's interest is classified on the Company's statement of financial condition as loans receivable at par less associated allowance for credit losses. Periodically, the Company may elect to transfer new loan receivables into a securitized pool in order to maintain the seller's interest above an agreed-upon minimum balance.

Risk Adjusted Revenue and Return
     One measure of product profitability that incorporates revenue and the most significant costs inherent in consumer loan risk analysis is risk adjusted revenue, which is net interest income plus fee income less net credit losses. The Company uses risk adjusted revenue as a measure of loan portfolio profitability, consistent with its goal of matching the revenue base of customer accounts with the risk undertaken. Risk adjusted revenue may also be expressed as a percentage of average consumer loans, in which case it is referred to as risk adjusted return.

     Managed risk adjusted revenue and return for the three months ended March 31, 1999 were $576.0 million and 16.72%, compared to $276.0 million and 10.46% for the three months ended March 31, 1998. The increase during the first quarter of 1999 is a result of increased yields on portfolios priced to address customer risk, declining use of introductory rates on new accounts and higher fee revenue per customer. The increase was partially offset by an increase in managed net credit losses, which were 7.62% for the three months ended March 31, 1999, compared to 6.78% for the same period in the previous year, reflecting higher credit loss rates on acquired portfolios.

     The components of risk adjusted revenue are discussed in more detail in subsequent sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Income and Margin
     Net interest income is interest earned from loan portfolios less interest expense on deposits and borrowings used to fund the loans.

     Managed net interest income for the three months ended March 31, 1999 was $434.9 million, compared to $290.1 million for the same period in 1998, an increase of $144.8 million or 50%. Managed net interest margin on average managed loans increased to 12.26% for the three months ended March 31, 1999, from 11.09% for the same period in 1998. The increase in managed net interest income and margin reflects an increase in average managed loans, which increased approximately $3.2 billion, combined with higher finance charge yields related to an increase in the number of accounts for lower line credit card products, which generate higher overall finance charge rates and fee income, consistent with the Company's risk adjusted approach to pricing.

Statement  of  Average  Balances,  Income  and  Expense,  Yields  and  Rates
     The following table provides an analysis of interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 1999 and 1998. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.


                                                                  Three Months Ended March 31
                                     ---------------------------------------------------------------------------------------
                                                         1999                                        1998
                                     ------------------------------------------  -------------------------------------------
                                          Average         Income/      Yield/        Average         Income/       Yield/
(Dollars in thousands)                    Balance         Expense       Rate         Balance         Expense        Rate
                                     ---------------   ------------   ---------  --------------   ------------   -----------
ASSETS:
Interest-earning assets
     Consumer loans                  $     6,283,115   $    279,125     17.77%   $    3,980,578   $    170,070       17.09%
     Interest-earning cash                    95,724          1,175      4.91%           40,963            556        5.43%
     Federal funds sold                      479,005          5,655      4.72%          211,429          2,904        5.49%
     Investment securities                   374,344          5,661      6.05%          204,090          3,047        5.97%
                                     ----------------  ------------   ---------  --------------   -------------  -----------
Total interest-earning assets              7,232,188   $    291,616     16.13%        4,437,060   $    176,577       15.92%

Allowance for loan losses                   (506,711)                                  (227,560)
Other assets                               1,128,962                                    948,937
                                     ----------------                            ---------------
Total assets                         $     7,854,439                             $    5,158,437
                                     ================                            ===============


LIABILITIES AND EQUITY:
Interest-bearing liabilities
     Deposits                        $     4,928,978   $     64,439      5.23%   $    3,425,203   $     46,153        5.39%
     Borrowings                            1,061,815         16,062      6.05%          587,279          8,603        5.86%
                                     ---------------- --------------  ---------  ---------------  -------------  -----------
Total interest-bearing liabilities         5,990,793   $     80,501      5.37%        4,012,482   $     54,756        5.46%

Other liabilities                            833,356                                    365,405
                                     ----------------                            ---------------
Total liabilities                          6,824,149                                  4,377,887

Capital securities                           160,000                                    160,000

Equity                                       870,290                                    620,550
                                     ----------------                            ---------------
Total liabilities and equity         $     7,854,439                             $    5,158,437
                                     ================                            ===============

NET INTEREST SPREAD:                                                    10.76%                                       10.46%
                                                                      =========                                  ===========


Interest income to
     average interest-earning assets                                    16.13%                                       15.92%
Interest expense to
     average interest-earning assets                                     4.45%                                        4.94%
                                                                      ---------                                  -----------
Net interest margin                                                     11.68%                                       10.98%
                                                                      =========                                  ===========


Interest Volume and Rate Variance Analysis
     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. Net interest income is also affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume and rates:


                                             Three Months Ended March 31
                                                    1999 vs. 1998
                                    --------------------------------------------
                                      Increase         Change due to (1)
                                                   -----------------------------
(Dollars in thousands)               (Decrease)      Volume          Rate
--------------------------------------------------------------------------------
Interest Income:
Consumer loans                       $ 109,055     $ 102,036        $ 7,019
Federal funds sold                       2,751         3,209           (458)
Other securities                         3,233         3,249            (16)
                                    -------------  ------------  -------------
    Total interest income              115,039       108,494          6,545

Interest Expense:
Deposits                                18,286        19,694         (1,408)
Borrowings                               7,459         7,171            288
                                    -------------  ------------  -------------
    Total interest expense              25,745        26,865         (1,120)
                                    -------------  ------------  -------------
    Net interest income               $ 89,294      $ 81,629        $ 7,665
                                    =============  ============  =============

(1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the schedule.


Non-Interest Income
     Non-interest income, which consists primarily of servicing and securitizations income and credit product fee income, represented approximately 62% and 54% of gross on-balance sheet revenues for the three months ended March 31, 1999 and 1998. Total non-interest income increased 126.5%, or $266.6 million, to $477.3 million for the first quarter of 1999 over the same period in 1998. This increase is attributable to increased credit product fee income realized from proprietary fee-based products, increased late, overlimit, membership and processing fees and moderately higher average securitized loan balances.

Servicing Securitization Income
     As of March 31, 1999, securitizations outstanding provided $7.4 billion in funding, representing 46% of total managed funding, compared with $6.9 billion, or 55%, as of March 31, 1998. The decrease in securitizations outstanding as a percentage of total managed funding as of March 31, 1999 was due to the Company's efforts to diversify its funding sources and increase deposit funding. A more detailed discussion of the Company's securitization activities is set forth under "--Funding and Liquidity."

     Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income less the provision for loan losses and servicing expense, excess servicing income will vary based upon the same factors. Thus, changes in net credit losses (see "--Asset Quality, Net Credit Losses") and changes in interest rates (to the extent that the receivables and interest payable to investors are based upon floating rates) will cause excess servicing income to vary (see "--Asset/Liability Risk Management").

     For the three months ended March 31, 1999, servicing and securitization income increased $17.1 million from the same period in the prior year, to $131.2 million. This increase reflects higher overall finance charge and fee revenue on securitized loans and moderately higher average securitized loan balances, partially offset by increased net credit losses and a year over year reduction of the gain on sale upon transfer of assets.

Credit Product Fee Income
     Credit product fee income includes late and overlimit charges, cash advance fees, membership and processing fees, revenues from proprietary fee-based products, and interchange activity. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitizations income. For the three months ended March 31, 1999 and 1998, credit product fee income was $341.8 million and $96.4 million, reflecting increased volume in fee revenue associated with asset and account growth and increases in fee rates. While the Company anticipates continued significant growth in credit product fee income during 1999, there can be no assurance that the historic rate of growth reflected in the Company's first quarter 1999 and previous period results will continue.

     The Company markets a number of proprietary fee-based services that complement our credit products. For the three months ended March 31, 1999 and 1998, managed fee-based product revenue totaled $117.0 million and $36.2 million, reflecting increased penetration rates for sales of these products to the Company's customer base. Proprietary fee-based product revenue is recognized ratably over the term of the product, beginning after the end of the free or money-back guarantee period, if any. Late and overlimit fees totaled $137.7 million and $51.7 million for the three months ended March 31, 1999 and 1998. Annual membership fees, processing fees, cash advance fees, and interchange income also increased during the first quarter of 1999 over the same period in 1998 as a result of customer volume growth. The Company has also realized increases in the customer base of its lower line credit card product offerings, which generate higher levels of fee revenue. Annual membership fees are recognized over the life of the membership period, while cash advance, late, and overlimit fees and interchange income are recognized monthly. Processing fees are offset against loan origination costs and any remaining income is deferred and amortized over one year.

Non-Interest Expense
     Non-interest expense includes loan origination costs, such as printing, postage, telemarketing, list processing and credit bureau costs paid to third parties in connection with direct marketing account solicitation efforts. In accordance with GAAP, the Company has capitalized the direct nonsolicitation costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans or the estimated life of the loans for non-credit card revolving lines of credit, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. In the three months ended March 31, 1999 and 1998, the Company amortized loan origination costs of $11.2 million and $9.8 million. For the three months ended March 31, 1999 and 1998, loan origination costs were $99.4 million and $41.6 million, reflecting increased direct mail volumes and other marketing initiatives.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three months ended March 31, 1999 and 1998:

                                                     Three months Ended March 31
                                              ----------------------------------
     (Dollars in thousands)                            1999              1998
     ---------------------------------------------------------------------------
     Non-interest Expense:
     Salaries and employee benefits                 $ 95,987          $ 59,734
     Solicitation                                     99,447            41,612
     Occupancy, furniture and equipment               15,304            11,266
     Data processing and communications               24,762            15,754
     Other                                            81,606            53,687
                                              ---------------- -----------------
             Total                                  $317,106          $182,053
                                              ================ =================

Impact of Year 2000
     Many computer programs use two digits, rather than four, to refer to a year. Unless these programs are corrected, they will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company, like all financial services institutions, is heavily dependent on computer systems for its operations. The Company processes data through its own information technology systems and the systems of third party vendors and providers. In addition, various non-information technology systems are affected by the Year 2000 issue, including elevators, security systems and life safety systems.

     To address this problem, and in accordance with Year 2000 readiness guidelines established by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, which regulate the Company's banking subsidiaries, the Company launched a Year 2000 project in November 1996. The Company's Year 2000 project consists of five phases: (1) planning, in which the Year 2000 project team defines the approach to addressing the Year 2000 issue;
(2) inventory, in which the Company's vendors, hardware, internally developed systems and third party-provided software are inventoried and critical systems and critical vendors identified; (3) assessment, in which Year 2000 readiness of the Company's systems is assessed; (4) modification, in which affected systems are replaced, repaired, upgraded, or retired; and (5) testing, in which final testing is performed for Year 2000 compliance.

     The Company is currently in conformity with its banking regulators' Year 2000 requirements. The planning, inventory, and assessment phases are substantially complete, including the inventory and assessment of critical systems and vendors. In the modification phase, the Company substantially completed remediation of internally developed systems in June 1998. Repair and replacement of third party-provided hardware and software were substantially complete as of March 31, 1999, and infrastructure upgrades are currently being worked on and are scheduled to be completed by June 30, 1999. In July 1998, the Company began testing its internally developed and third party-provided systems for Year 2000 compliance. Testing of internally developed critical systems was substantially completed in December 1998, while testing of third party-provided critical systems was substantially completed as of March 31, 1999. Final testing of all systems is scheduled to be completed by mid-July 1999. Statements regarding completion dates for various aspects of the Year 2000 project are estimates only. There can be no guarantee that the phases of the Company's Year 2000 project described above will be completed when anticipated.

     The Company depends on technology and other services provided by third parties, including technology vendors, credit providers, and processing providers, and on financial systems (such as payment and clearing systems) and the utility infrastructure (such as power, transportation, and telecommunications). The Company relies on these third parties to assess the impact of the Year 2000 issue on the technology and services they provide and to take any necessary corrective action. A significant majority of the Company's critical vendors have represented to the Company that their systems and products will be Year 2000 compliant by June 30, 1999. The Company is monitoring the progress of its critical vendors and other third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. There can be no assurance that third parties that supply products and services to the Company's critical systems will be successful in taking corrective action in a timely manner.

     If the Company is unsuccessful in its efforts to correct its critical systems or if third parties on which the Company relies do not correct their systems, the Company could experience significant disruption to its operations (including loan origination and servicing), its ability to obtain and provide funds, and its financial and accounting systems. Such disruption could result in revenue loss and increased costs that could have a material adverse effect on the Company's financial condition, liquidity, and results of operations.

     The Company has augmented its existing business resumption and disaster recovery plan to include contingency plans with respect to disruptions that might result from Year 2000 issues. There can be no assurance that any such plans will fully mitigate Year 2000 failures or problems.

     The Company's total Year 2000 project costs are expected to be approximately $13.5 million, and the Company has incurred $9.1 million in Year 2000 project expenses through March 31, 1999. The Company expects to fund all Year 2000-related costs through operating cash flows. Year 2000 costs will be expensed as incurred, and the Company believes that such costs will not have a material impact on the Company's future financial results or condition.

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including statements regarding the expected costs of the Company's Year 2000 project, are based on estimates, and actual results may differ materially from those anticipated. Specific factors that might cause results to differ from those anticipated include, but are not limited to, the availability of qualified personnel, success in identifying and modifying all relevant computer systems, the sufficiency and outcome of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third party providers to the Company, and unanticipated costs. Such "forward-looking statements" speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement.

Income Taxes
     The Company recognized income tax expense of $75.6 million and $36.7 million for the three months ended March 31, 1999 and 1998. The Company's effective tax rate increased to 39.98% for the three months ended March 31, 1999 from 39.55% for the same period in 1998.

Asset Quality
     The Company's delinquencies and net credit losses reflect, among other factors, the quality of loans, the average age of the Company's loan receivables (generally referred to as "seasoning"), the success of the Company's collection efforts, and general economic conditions. The quality of loans is subject to the targeting and underwriting criteria used, account management, seasoning, and demographic and other factors.

     The level of credit losses directly affects earnings when reserves are established through recognition of provisions for credit losses, which are generally dependent on historical levels of credit losses and current trends. As new portfolios of consumer loans are originated, management uses historical credit loss and delinquency analyses of similar, more seasoned loan portfolios and other qualitative factors to establish reserves for future credit losses (see "--Allowance and Provision for Credit Losses"). As net credit losses are experienced, the previously established reserve is used to absorb the credit losses.

     The Company's policy is to recognize principal credit losses on all unsecured loans (including the unsecured portion of any partially secured credit card loans) which become delinquent no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Accounts of bankrupt credit card customers are charged off upon notification of bankruptcy. Accounts of deceased credit card customers are charged off upon determination of uncollectibility. Home loans are reviewed when a loss of all or part of the principal balance of the loan is anticipated, and an allowance for credit losses is established in the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying collateral. Anticipated losses on home loans are charged off no later than 180 days after payments on such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge and fee income is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. Once a loan is charged off, the Company's policy is to continue to pursue collection of principal, interest, and accrued fee income, to the extent legally permissible. Any subsequent collections on previously charged-off loans will be recognized as recoveries.

Delinquencies
     The following table presents the delinquency trends of the Company's on-balance sheet and managed consumer loan portfolio for the three months ended March 31, 1999 and 1998. An account is contractually delinquent if the minimum payment is not received by the next billing date. Total delinquencies on managed loans were 4.91% as of March 31, 1999 compared to 4.61% as of March 31, 1998, and 5.33% as of December 31, 1998. The increase in delinquencies over the first quarter of 1998 reflects account seasoning, the changing product mix (including an increase in lower line credit card products, which tend to result in higher delinquencies) and loan portfolio acquisitions.


                                                                March 31
                                -------------------------------------------------------------------------
                                               1999                                   1998
                                ----------------------------------     ----------------------------------
                                                        % of                                   % of
                                                        Total                                  Total
(Dollars in thousands)               Loans              Loans               Loans              Loans
                                ----------------    --------------     ----------------    --------------
Reported: (1)
Loans outstanding                    $ 6,857,160          100.00%           $ 3,769,622          100.00%
Loans delinquent:
     30 - 59 days                        108,549            1.58%                68,269            1.81%
     60 - 89 days                         83,352            1.22%                44,136            1.17%
     90 or more days                     176,615            2.58%                87,896            2.33%
                                -----------------   --------------     -----------------   --------------
     Total                             $ 368,516            5.37%             $ 200,301            5.31%
                                =================   ==============     =================   ==============
Managed:
Loans outstanding                   $ 14,340,815          100.00%          $ 10,655,636          100.00%
Loans delinquent:
     30 - 59 days                        224,887            1.57%               171,204            1.60%
     60 - 89 days                        158,902            1.11%               109,370            1.03%
     90 or more days                     320,885            2.24%               210,651            1.98%
                                -----------------   --------------     -----------------   --------------
     Total                             $ 704,674            4.91%             $ 491,225            4.61%
                                =================   ==============     =================   ==============

(1) Includes loans held for securitization.

Net Credit Losses
     Net credit losses for consumer loans include the principal amount of losses from customers unwilling or unable to pay their existing loan balances (including charged-off bankrupt and deceased customer accounts), less current period recoveries. Principal amounts include cash advances, purchases, and certain financed fee-based product sales and exclude accrued finance charge and other fee income, which is charged against the related income at the time of credit loss recognition. Losses for cardholder accounts related to fraudulent activity are included in other non-interest expenses.

     The annualized managed net credit loss rate increased to 7.62% for the first three months of 1999, compared to 6.78% for the same period in 1998, reflecting higher credit loss rates on acquired portfolios. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's efforts to generate income using a risk adjusted return approach. Pro forma managed net credit losses on the Company's core accounts (i.e. managed loans excluding the acquired loan portfolios) remained stable at 6.58% for the first three months of 1999 compared to 6.49% for the same period in 1998.

     The following table presents the Company's net credit losses and credit loss rates for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:


                                                             Three Months Ended
                                                                  March 31
                                                       --------------------------------
(Dollars in thousands)                                     1999              1998
                                                       -------------      -------------
Reported: (1)
Average loans outstanding                                $ 6,283,115       $ 3,980,578
Net charge-offs                                             $ 99,973          $ 58,895
Net charge-offs as a percentage
   of average loans outstanding                                6.36%             5.92%

Managed:
Average loans outstanding                               $ 13,785,341      $ 10,538,672
Net charge-offs                                            $ 262,759         $ 178,518
Net charge-offs as a percentage
   of average loans outstanding                                7.62%             6.78%

(1) Includes loans held for securitization.


Allowance and Provision for Credit Losses
     The Company maintains the allowance for credit losses at a level believed to be adequate to absorb future credit losses, net of recoveries, inherent in the existing on-balance sheet portfolio. The allowance for credit losses is maintained for on-balance sheet loans only (see "--Managed Consumer Loan Portfolio and the Impact of Securitization"). The entire allowance is allocated to designated portfolios or pools of the Company's on-balance sheet loans.

     The following table sets forth the activity in the allowance for credit losses for the periods indicated.


                                                            Three Months Ended
                                                                 March 31
                                                      --------------------------------
(Dollars in thousands)                                     1999             1998
                                                      --------------    --------------
Balance at beginning of period                             $ 451,245        $ 145,312
Provision for credit  losses                                 182,073           57,656
Reserve acquired                                              14,310          105,367
Charge-offs                                                 (115,506)         (64,420)
Recoveries                                                    15,533            5,525
                                                      ---------------  ---------------
Net charge-offs                                              (99,973)         (58,895)
                                                      ---------------  ---------------
Balance at end of period                                   $ 547,655        $ 249,440
                                                      ===============  ===============

Allowance for credit losses to loans at period-end (1)         7.99%            6.80%

(1) Excludes loans held for securitization.

     The allowance for credit losses increased to $547.7 million, or 7.99% of on-balance sheet loans, as of March 31, 1999, from $451.2 million, or 7.86% of on-balance sheet loans, as of December 31, 1998. The increase in the allowance for credit losses as a percentage of on-balance sheet loans reflects an increase in loans under lower line credit card products, which are generally expected to experience higher credit loss rates (see " -Risk Adjusted Return and Revenue").

Funding and Liquidity
     The Company funds its assets through a diversified mix of funding products designed to appeal to a broad range of investors. It is the goal of the Company to generate funding at the lowest cost possible consistent with ensuring prudent liquidity and interest rate risk management.

     The primary goal of liquidity management at the Company is to ensure that funding will be available to support Company operations in varying business environments. The Company employs three primary strategies to maintain a strong liquidity position: diversification of funding sources; dispersion of maturities; and maintenance of backup liquidity sources. The Company manages its short-term liquidity position by projecting cash requirements, maintaining cash balances, limiting liability concentrations, and prefunding large liability maturities. The longer-term liquidity position is managed by maintaining its credit facilities and investment portfolio at the appropriate size, dispersing liability maturities, and developing new funding products, markets, and investors.

     The Company's approach to funding its assets is to seek a diversified funding mix and investor base. Products offered include direct and brokered retail and institutional deposits, term federal funds, public and private asset securitizations, a committed revolving credit facility, mandatorily redeemable capital securities, and senior and subordinated bank notes. Within product categories, funding is diversified in terms of the types of products offered and the types, industries, and geographical locations of investors.

     The Company offers a wide range of maturity terms for its funding products (from one week to thirty years). Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuance in the securitization and capital markets. Maturities are managed by the types of funding sources employed and by the rates offered on different products. The goal is to achieve a balanced distribution of maturities, avoiding undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections to ensure that prudent amounts of backup liquidity are available to support the maturities, if necessary.

     The following table summarizes the contractual maturity of deposits at the Company as of March 31, 1999 and 1998.

                                                         March 31, 1999                                March 31, 1998
                                           -------------------------------------------   -------------------------------------------
                                              Direct         Other          Total           Direct         Other         Total
(Dollars in thousands)                       Deposits       Deposits      Deposits         Deposits      Deposits       Deposits
                                           -------------------------------------------   -------------------------------------------
Three months or less                           $ 437,929      $ 275,842     $ 713,771        $ 329,269     $ 117,726      $ 446,995
Over three months through 12 months            1,065,863        545,228     1,611,091          642,500       218,602        861,102
Over one year through five years                 925,646        897,037     1,822,683          534,545       578,904      1,113,449
Deposits without contractual maturity            988,086         79,698     1,067,784          897,721        68,991        966,712
                                           -------------------------------------------   -------------------------------------------
     Total Deposits                           $3,417,524     $1,797,805    $5,215,329      $ 2,404,035     $ 984,223    $ 3,388,258
                                           ===========================================   ===========================================


     Deposits increased to $5.2 billion as of March 31, 1999 from $4.7 billion as of December 31, 1998. This increase is attributable to the Company's strategic decision to increase deposit funding and the strong demand for FDIC-insured deposits.

     During the first three months of 1999, the Company, through one of its banking subsidiaries, issued an additional $550 million of senior bank notes, bringing the total outstanding as of March 31, 1999 to $949.3 million. The following table shows the Company's unsecured funding availability and outstandings as of March 31, 1999.


                                                                              March 31, 1999
                                                      ---------------------------------------------------------------
                                                       Effective/                       Outstanding,       Final
(Dollars or dollar equivalents in thousands)           Issue Date   Availability (1)        Net          Maturity
                                                      -----------  -----------------   -------------    -------------
Senior and subordinated Bank Note program (2)               2/98        $4,000,000         $949,259          2/13
Short-term credit facilities (three 364 day              Various           275,000                -       Various
facilities)
Long-term credit facility                                   1/99         1,000,000                -          1/03
Providian Financial shelf registration                      6/98         2,000,000                -             -
Capital Securities                                          2/97           160,000          160,000          2/27

(1)  All funding sources are revolving except for the Providian Financial shelf registration and the Capital Securities.  Funding availability is subject to market conditions.
(2)  Includes  availability  to issue up to $500  million of  subordinated  bank notes, none outstanding as of March 31, 1999


     On April 26, 1999, the Company entered into a new revolving credit facility to finance the Company's expansion into the United Kingdom. The UK revolving credit facility, in the amount of (Pound)25 million ($40.3 million equivalent based on the exchange rate at closing) and has an expiration date of April 25, 2000. On April 27, 1999, the Company borrowed (Pound)10 million ($16.2 million) under this facility.

     The Company's securitizations are diversified across the public and private securitization markets and across maturity terms. The primary objectives of securitization are to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. The securitized loans are pooled to provide cash flow for securities sold to investors using legal structures that generally provide for an interest only (revolving) period and a principal repayment (amortization or accumulation) period. Under the terms of the securitizations, once the amortization or accumulation period commences, payments on the securitized loans are distributed or accumulated for payment to the securitization investors and the Company's on-balance sheet portion of the securitized pool of assets will increase.

     For diversification and flexibility, in addition to publicly issued term securities, the Company uses commercial paper-based conduit facilities and other variable funding programs to securitize loan receivables. The conduit facilities and variable funding programs are generally renewed annually. Balances securitized under conduit and variable funding facilities totaled $2.9 billion as of March 31, 1999.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of March 31, 1999:

                                                                          Amount
                                                                      Amortizing
          Year                                             (Dollars in millions)
          ----------------------------------------------------------------------
          1999                                                            $  158
          2000                                                               792
          2001                                                             1,026
          2002                                                             1,472
          2003                                                               832
          2004                                                               220

     The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace securitization funding based on the amortization schedule summarized above, although no assurances can be given to that effect.

CAPITAL ADEQUACY
     Each of the Company's banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholder's equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components. Based on these classifications of capital, the regulations further describe three capital adequacy ratios that are used to measure whether a financial institution is "well capitalized" or "adequately capitalized":

                                                                         Well            Adequately
                                                                      Capitalized       Capitalized
     Capital Ratio                     Calculation                      Ratios             Ratios
---------------------- ------------------------------------------- ---------------- -------------------
Total Risk-Based       (Tier 1 + Tier 2)/Total Risk-Based Assets        => 10%          => 8% < 10%
Tier 1                 Tier 1/Total Risk-Based Assets                   => 6%           => 4% < 6%
Leverage               Tier 1/Adjusted average assets                   => 5%           => 4% < 5%


     At March 31, 1999, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                                       Providian
                                                                       National          Providian
     Capital Ratio                                                       Bank              Bank
------------------------                                           ----------------    -------------
Total Risk-Based                                                        11.67%             11.31%
Tier 1                                                                  10.26%              9.96%
Leverage                                                                12.00%              7.07%


     In accordance with the banking regulators' risk-based capital standards, the amount of risk-based capital that must be maintained for assets transferred with recourse will not exceed the maximum amount of recourse for which a regulated entity is contractually liable under the recourse agreement. This rule, known as the low level recourse rule, applies to transactions accounted for as sales under generally accepted accounting principles in which a bank contractually limits its risk of loss or recourse exposure to less than the full effective minimum risk-based capital requirement for the assets transferred. Low level recourse transactions arise when a bank securitizes assets and uses contractual cash flows (such as interest-only strip receivables and spread accounts), retained subordinated interests, or other assets as credit enhancements. The Company's banking subsidiaries are required to hold risk-based capital equivalent to the maximum recourse exposure on the assets transferred, on a net-of-tax basis, not to exceed the amount of risk-based capital that would be required if the low level recourse rule did not apply.

ASSET/LIABILITY RISK MANAGEMENT
     The business of the Company and the composition of its balance sheet consist primarily of investments in interest-earning assets (loans receivable and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). As a result, the Company's earnings are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature, reprice, or prepay/withdraw in a specific period.

     The Company's receivables generally yield either a variable Annual Percentage Rate ("APR"), indexed to the prime rate, or a fixed APR, set independently of market interest rates. The interest rates on the Company's liabilities are generally indexed to LIBOR or are fixed rates based on United States Treasury Bond rates. These characteristics of the Company's receivables and liabilities expose the Company to two types of interest rate risk: (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows, which could impact net interest income if liabilities reprice more often than assets, and (b) basis risk, which arises from changing rate relationships between yield curves and markets, which could impact net interest income derived from variable APR receivables if the spread between the prime rate and LIBOR compresses or expands.

     The Company's fixed APR credit card receivables have no stated maturity or repricing period. However, the Company generally has the right to increase rates when a customer fails to comply with the terms of the account agreement. In addition, the Company's credit card receivables may be repriced by the Company upon providing the required prior notice to the customer, which is generally no more than 30 days. The Company occasionally reprices receivables to achieve business objectives. These objectives include managing profitability, responding to customer requests and balancing the risk/return trade-off.

     The principal objective of the Company's asset/liability risk management activities is to monitor and control the Company's exposure to adverse effects resulting from movements of interest rates over time. The Company measures and manages interest rate risk individually for each banking subsidiary and on a consolidated basis, including both on- and off-balance sheet assets and liabilities in its measurement and management. To measure exposure to interest rate fluctuation, the Company uses net interest income ("NII") simulation analysis and the market value of portfolio equity ("MVPE") method as its primary quantitative tools.

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at March 31, 1999 and takes into consideration the Company's current hedging activity:

                                                          March 31, 1999 (1)
                                                     ---------------------------
Change in Interest Rates                                 Percentage Change In
                                                     ---------------------------
(In Basis Points)                                       NII (2)       MVPE (3)
-------------------------------                      ------------- -------------
+200                                                     (2.7)%        (9.1)%
Flat                                                         0%            0%
-200                                                       3.5%         11.7%

(1) The information shown is presented on a consolidated, managed asset/liability basis, giving effect to securitizations and related funding.
(2) The percentage change in this column represents NII for 12 months in a stable interest rate environment versus the NII in the specified rate scenarios.
(3) The percentage change in this column represents the MVPE in a stable interest rate environment versus the MVPE in the specified rate scenarios. MVPE is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus the present value of expected net cash flows from existing off-balance sheet transactions.


     The table above does not necessarily indicate the effect of general interest rate movements on the Company's net interest income, because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes.

     The Company seeks to mitigate earnings volatility associated with interest rate movements by generally matching the repricing characteristics of on- and off-balance sheet assets and liabilities. Fixed rate liabilities generally fund fixed APR assets, while variable rate liabilities generally fund variable APR assets. Given the Company-directed repricing characteristics of its credit card assets and historically favorable funding rates for variable liabilities, the Company uses variable rate liabilities to fund a portion of its fixed rate credit card assets.

     The Company uses derivative financial instruments, including interest rate swap and cap agreements, with indices that correlate to managed assets or liabilities, to modify its indicated net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance. The objective in using these hedges is to reduce interest rate risk by more closely aligning the repricing characteristics of the Company's assets and liabilities. One hedging strategy employed by the Company is to swap LIBOR-indexed variable rate liabilities for fixed rate funding to support fixed rate assets. In this case, the Company agrees with a counterparty to exchange interest payments on a notional amount for a fixed period, with the Company making payments to the counterparty at a fixed interest rate and the counterparty making variable payments to the Company based on LIBOR. The Company also employs interest rate caps, where, for an up-front fee, a counterparty agrees to pay the Company the excess, if any, of LIBOR over a specified fixed rate, on a notional amount for a fixed period. These transactions result in funding for fixed rate assets that is capped at a given rate to minimize net interest margin compression in a rising interest rate environment.

     All of the Company's hedging transactions settle either monthly or quarterly, with either the counterparty or the Company remitting to the other the net payment, if any, for that period. The cash requirements of the Company, if any, resulting from these payments are met with general operating cash balances. All such hedging transactions are over-the-counter interest rate swap and cap transactions executed with highly rated United States and international banks under standard Master Agreements of the International Swap and Derivatives Association, Inc. and hedge identified interest rate risks both for accounting and tax purposes. The Company does not trade in derivatives or use derivatives to speculate on interest rates or as an investment vehicle. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

                                                                  Three Months Ended
                                                                       March 31
                                                       ----------------------------------------
(Dollars in thousands)                                     1999                         1998
                                                       -----------                  -----------
interest rate swap agreements:
         Beginning Balance                             $  635,500                   $  955,500
         Additions                                              -                      100,000
         Maturities                                             -                      100,000
                                                       -----------                  -----------
         Ending Balance                                $  635,500                   $  955,500
                                                       ===========                  ===========
Interest rate cap agreements:
         Beginning Balance                             $  671,000                   $  922,220
         Additions                                         50,000                           -
         Maturities                                        52,000                      212,750
                                                       -----------                  -----------
         Ending Balance                                $  669,000                   $  709,470
                                                       ===========                  ===========

     Notional amounts of interest rate swaps and caps outstanding have decreased due to market conditions that have created a closer match between the Company's assets and liabilities. As market conditions change, the Company may increase or decrease the notional amount of swaps and caps outstanding in order to manage the Company's interest rate risk profile.

     The Company manages credit risk arising from derivative transactions through a rigorous ongoing credit review, approval, and monitoring process. "Credit risk" for these derivative transactions is defined as the risk that a loss will occur as the result of a derivative counterparty defaulting on a contract when the contract is in a favorable economic position to the Company. The Company enters into master netting agreements with swap counterparties to reduce the exposure to credit risk with the individual counterparty. The Company establishes credit risk limits for each counterparty based on total net credit exposure to such counterparty. The Company also monitors exposure to counterparty credit risk through sensitivity testing. Probable worst-case scenarios are considered to determine the maximum credit risk exposure for derivatives associated with a particular counterparty. This credit risk exposure is then aggregated with other non-derivative credit risks associated with the counterparty to determine compliance with the total credit risk limit for such counterparty established by the Company during the credit review process. If counterparty credit risk is determined to exceed the pre-established limit, then action is taken to limit the Company's exposure with that counterparty.

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

Item 5.  Other Information.

     On May 11, 1999, the shareholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation which increases the number of authorized shares of the Company's common stock from 400 million to 800 million. A Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation was filed on May 12, 1999.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits Required by Item 601 of Regulation S-K.

     Exhibit 3.1 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation, filed on May 12, 1999

     Exhibit  10.1  Deferred   Compensation   Plan  for  Senior  Executives  and
     Employees, as amended and restated effective April 1, 1999

     Exhibit 10.2 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999

     Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of
     Earnings  to  Combined   Fixed   Charges  and  Preferred   Stock   Dividend
     Requirements

     Exhibit 27.1 Financial Data Schedule.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on March 26, 1999 with respect to Amendment No. 1 to the Rights Agreement dated as of June 1, 1997 between the Company and First Chicago Trust Company of New York, as Rights Agent.

     (e) Ratio of Earnings to Fixed Charges and Ratio of Earning to Combined Fixed Charges and Preferred Stock Dividend Requirements

PROVIDIAN FINANCIAL CORP.
Select Financial Data
                                                        Three Months
                                                           Ended
                                                         March 31,                     Year Ended December 31
                                                                          ---------------------------------------------
(dollars in thousands)                                      1999          1998      1997      1996      1995      1994
                                                        -------------    ------    ------    ------    ------    ------
EARNINGS TO FIXED CHARGES
        Excluding interest on deposits                      11.43         10.88     14.20     5.93      4.90      5.17
        Including interest on deposits                       3.29          2.93      2.66     2.34      2.34      2.69
EARNINGS TO COMBINED FIXED CHARGES AND
 PREFERRED STOCK (a)
        Excluding interest on deposits                      11.43         10.88     13.28     5.19      4.32      4.40
        Including interest on deposits                       3.29          2.93      2.63     2.25      2.24      2.51

(a) Preferred Stock dividend requirements are adjusted to represent a pretax earnings equivalent

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Providian Financial Corporation
                                           (Registrant)


Date: May 14, 1999                         /s/ David J. Petrini
                                           -------------------------------------
                                           David J. Petrini
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Signatory)

                                               EXHIBIT INDEX


Exhibit No.

Exhibit 3.1 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation, filed on May 12, 1999

Exhibit 10.1 Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective April 1, 1999

Exhibit 10.2    1999 Non-Officer Equity Incentive Plan adopted May 11, 1999

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

Exhibit 27.1    Financial Data Schedule