Form 10-Q
period 1999-06-30
PROVIDIAN FINANCIAL CORP
filed 1999-08-16
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999

                                                           OR

[ ] Transition report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to _________


                                     1-12897
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              94-2933952
-------------------------------                             --------------------
(State or other Jurisdiction of                             (I.R.S.Employer
Incorporation or Organization)                              Identification  No.)


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

     As of July 30, 1999, there were 141,798,475 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                  June 30, 1999


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

          Item  1.  Financial Statements (unaudited):
                       Condensed Consolidated Statements of Financial
                         Condition.............................................3
                       Condensed Consolidated Statements of Income.............4
                       Condensed Consolidated Statements of Changes in
                         Shareholders' Equity..................................5
                       Condensed Consolidated Statements of Cash Flows.........6
                       Notes to Condensed Consolidated Financial
                         Statements............................................7

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...........................................30

          Item 4. Other Information...........................................31

          Item 6. Exhibits and Reports on Form 8-K............................32

Signatures....................................................................33

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


Condensed Consolidated Statements of Financial Condition (Unaudited)
Providian Financial Corporation and Subsidiaries
                                                                                   June 30           December 31
(Dollars in thousands, except share data)                                            1999               1998
                                                                                 -----------         -----------
Assets:
Cash and cash equivalents                                                        $   207,754         $   176,348
Federal funds sold                                                                   769,125             297,869
Investment securities:
  Available-for-sale                                                                 167,536             114,858
  Held-to-maturity                                                                   181,171             318,817
Loans receivable, less allowance for credit losses of $675,224 at
   June 30, 1999 and $451,245 at December 31, 1998                                 7,468,981           5,282,014
Premises and equipment, net                                                          109,292              82,858
Interest receivable                                                                   72,063              51,801
Due from securitizations                                                             365,611             454,374
Deferred taxes                                                                       415,974             306,234
Other assets                                                                         192,089             146,042
                                                                                 -----------         -----------

        Total assets                                                             $ 9,949,596         $ 7,231,215
                                                                                 ===========         ===========

Liabilities:
Deposits:
   Non-interest bearing                                                          $    49,363         $    48,220
   Interest bearing                                                                5,948,217           4,624,078
                                                                                 -----------         -----------
                                                                                   5,997,580           4,672,298

Short-term borrowings                                                                858,778             472,500
Long-term borrowings                                                               1,029,305             399,757
Deferred fee revenue                                                                 442,328             334,617
Accrued expenses and other liabilities                                               448,910             388,856
                                                                                 -----------         -----------
        Total liabilities                                                          8,776,901           6,268,028

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (Capital Securities)                            160,000             160,000

Shareholders' Equity:
Common stock, par value $.01 per share (authorized: 800,000,000 shares; issued and outstanding: June 30, 1999 - 141,784,004 shares;
  December 31, 1998 - 141,732,008 shares)                                                954                 954
Additional paid-in capital                                                               946                   -
Retained earnings                                                                  1,100,325             866,005
Cumulative other comprehensive income                                                   (502)               (320)
Common stock held in treasury - at cost: (June 30, 1999 - 1,335,976
   shares; December 31, 1998 - 1,405,972 shares)                                     (89,028)            (63,452)
                                                                                 ------------        ------------
        Total shareholders' equity                                                 1,012,695             803,187
                                                                                 ------------        ------------
        Total liabilities and shareholders' equity                               $ 9,949,596         $ 7,231,215
                                                                                 ============        ============

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Income (Unaudited)
Providian Financial Corporation and Subsidiaries


                                                                Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              ----------------------          ----------------------
(Dollars in thousands, except per share data)                   1999          1998               1999        1998
                                                              ---------    ---------          ---------    ---------
Interest income:
   Loans                                                      $ 358,449    $ 185,213          $ 637,574    $ 355,283
   Investment securities                                         14,480        9,007             26,971       15,514
                                                              ---------    ---------          ---------    ---------
   Total interest income                                        372,929      194,220            664,545      370,797

Interest expense:
   Deposits                                                      73,790       48,970            138,229       95,123
   Borrowings                                                    26,480       12,561             42,542       21,164
                                                              ---------    ---------          ---------    ---------
   Total interest expense                                       100,270       61,531            180,771      116,287

          Net interest income                                   272,659      132,689            483,774      254,510

Provision for credit losses                                     255,222      117,851            437,295      175,507
                                                              ---------    ----------         ---------    ---------

          Net interest income after provision
          for credit losses                                      17,437       14,838             46,479       79,003

Non-interest income:
   Servicing and securitizations                                148,763      156,677            279,974      270,793
   Credit product fee income                                    414,819      120,847            756,629      217,255
   Other                                                          7,876          485             12,111          664
                                                              ---------    ---------          ---------    ---------
                                                                571,458      278,009          1,048,714      488,712
Non-interest expense:
   Salaries and employee benefits                               121,784       60,911            217,771      120,645
   Solicitation                                                 102,231       46,663            201,678       88,275
   Occupancy, furniture and equipment                            18,877       11,088             34,181       22,354
   Data processing and communication                             29,852       22,080             54,614       37,834
   Other                                                        105,096       48,183            186,702      101,870
                                                              ---------    ---------          ---------    ---------
                                                                377,840      188,925            694,946      370,978
                                                              ---------    ---------          ---------    ---------

          Income before income taxes                            211,055      103,922            400,247      196,737

Income tax expense                                               84,569       41,059            160,215       77,766
                                                              ---------    ---------          ---------    ---------
          Net Income                                          $ 126,486     $ 62,863          $ 240,032    $ 118,971
                                                              =========    =========          =========    =========

Earnings per share - basic                                    $    0.89     $   0.44          $    1.70    $    0.84
                                                              =========    =========          =========    =========
Earnings per share - assuming dilution                        $    0.87     $   0.43          $    1.65    $    0.82
                                                              =========    =========          =========    =========

Cash dividends paid per share                                 $    0.05     $   0.03          $    0.10    $    0.06
                                                              =========    =========          =========    =========

Weighted average common shares outstanding - basic (000)        141,483      142,047            141,298      142,152
                                                              ==========   =========          =========    =========
Weighted average shares and assumed conversions (000)           145,546      145,169            145,623      144,992
                                                              ==========   =========          =========    =========

See notes to condensed consolidated financial statements.



Condensed Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
Providian Financial Corporation and Subsidiaries

                                                                                  Cumulative      Common
                                                          Additional              Other           stock
                                                 Common   Paid-In     Retained    Comprehensive   Held in
(Dollars in thousands, except per share data)    Stock    Capital     Earnings    Income          Treasury        Total
                                                 ------   ----------  ---------   -------------   ---------    ----------

Balance at December 31, 1997                     $ 954    $ 4,217     $599,856    $      -        $ (9,913)    $  595,114
Net Income                                                             118,971                                    118,971
Cash dividend:
    Common - $0.06 per share                                            (9,521)                                    (9,521)
Purchase of 535,800 common
      shares for treasury                                   3,730                                  (24,436)       (20,706)
Exercise of stock options and other awards                 (5,856)                                   8,094          2,238
Issuance of restricted and unrestricted
      stock less forfeited shares                           1,429                                    3,405          4,834
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $1,842                    (3,018)                                                 (3,018)
Put warrant premium                                         1,325                                                   1,325
Net tax effect from exercise of stock options
    and issuance of restricted stock                        2,863                                                   2,863
                                                 ------   -------     ----------  -------------   --------     ----------
Balance at June 30, 1998                         $ 954    $ 4,690     $ 709,306   $      -        $(22,850)    $  692,100
                                                 ======   =======     ==========  =============   ========     ==========

Balance at December 31, 1998                     $ 954    $     -     $ 866,005   $   (320)       $(63,452)    $  803,187
Comprehensive income:
    Net Income                                                          240,032                                   240,032
    Other comprehensive income, net of
      income tax:
         Unrealized loss on securities net of
              income taxes of $123                                                    (191)                          (191)
         Foreign currency translation adjustments
              net of income taxes of ($6)                                                9                              9
                                                                                                               ----------
    Other comprehensive income                                                                                       (182)
                                                                                                               ----------
Comprehensive income                                                                                              239,850
Cash dividend:
    Common - $0.10 per share                                            (14,178)                                  (14,178)
Purchase of 933,459 common
      shares for treasury                                  25,923                                  (97,120)       (71,197)
Exercise of stock options and other awards                (51,388)        8,466                     62,515         19,593
Issuance of restricted and unrestricted
      stock less forfeited shares                            (422)                                   9,029          8,607
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $3,708                    (4,896)                                                 (4,896)
Net tax effect from exercise of stock options
    and issuance of restricted stock                       31,729                                                  31,729
                                                 ======   =======     ==========  =============   ========     ==========
Balance at June 30, 1999                         $ 954    $   946     $1,100,325  $   (502)       $(89,028)    $1,012,695
                                                 ======   =======     ==========  =============   ========     ==========

See notes to condensed consolidated financial statements.



Condensed Consolidated Statements of Cash Flows (Unaudited)
Providian Financial Corporation and Subsidiaries
                                                                                    Six Months Ended
                                                                                        June 30
                                                                                ------------------------
(Dollars in thousands)                                                             1999          1998
                                                                                ----------    ----------
Operating Activities:
    Net Income                                                                  $  240,032     $ 118,971
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                   437,295       175,507
     Depreciation and amortization of premises and equipment                        14,548         7,302
     Amortization of net loan acquisition costs                                     26,604        19,741
     Amortization of deferred compensation
       related to restricted and unrestricted stock                                  3,708         1,816
     Amortization of deferred fee revenue                                         (254,104)      (60,515)
     Increase in deferred income tax benefit                                      (109,623)      (50,108)
     Increase in deferred fee revenue                                              398,806       147,042
     Increase in interest receivable                                               (20,262)       (6,387)
     Net increase in other assets                                                  (72,578)      (29,610)
     Net increase in accrued expenses and other liabilities                         54,794        66,508
                                                                                ----------    -----------
                     Net Cash Provided by Operating Activities                     719,220       390,267

Investing Activities:
     Net decrease (increase) in money market instrument investments                 74,894      (299,480)
     Net cash used for loan originations and principal
       collections on loans receivable                                          (3,066,363)     (385,947)
     Net increase in securitized loans                                             569,163     1,049,911
     Portfolio acquisitions                                                       (127,119)   (1,922,265)
     Decrease in due from securitizations                                           88,763       204,900
     Purchases of investment securities                                            (76,042)      (40,284)
     Proceeds from maturities of  investment securities                             85,802            75
     Increase in federal funds sold                                               (471,256)      (25,510)
     Net purchases of premises and equipment                                       (40,982)      (18,076)
                                                                                -----------   -----------
                     Net Cash Used by Investing Activities                      (2,963,140)   (1,436,676)

Financing Activities:
     Net increase in deposits                                                    1,325,282       518,384
     Proceeds from issuance of term federal funds                                1,258,778       450,000
     Repayment of term federal funds                                              (872,500)     (180,000)
     Decrease in notes payable to banks                                                  -       (82,000)
     Increase in long-term borrowings                                              629,548       399,717
     Purchase of treasury stock                                                    (71,197)      (20,706)
     Put warrant premium                                                                 -         1,325
     Dividends paid                                                                (14,178)       (9,521)
     Proceeds from exercise of stock options                                        19,593         2,238
                                                                                -----------   -----------
                     Net Cash Provided by Financing Activities                   2,275,326     1,079,437
                                                                                -----------   -----------

Net Decrease in Cash and Cash Equivalents                                           31,406        33,028
Cash and cash equivalents at beginning of period                                   176,348       112,522
                                                                                -----------   -----------
Cash and cash equivalents at end of period                                      $  207,754     $ 145,550
                                                                                ===========   ===========

See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1999  (Unaudited)

Note 1 - Basis of Presentation
     The condensed consolidated financial statements include the accounts of Providian Financial Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's subsidiaries offer a range of consumer lending products, deposit products and membership services. The principal operating subsidiaries of the Company are Providian National Bank and Providian Bank, which are financial institutions principally engaged in consumer lending activities. Providian Financial Corporation also has a subsidiary, Providian Bancorp Services, which provides administrative and customer services to its consumer lending affiliates.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note 2 - Earnings Per Share
     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                             Three Months Ended June 30      Six Months Ended June 30
    (In thousands, except per share data)                       1999            1998            1999           1998
                                                             --------------------------      -------------------------
    Income available to common stockholders                   $ 126,486        $ 62,863       $ 240,032      $ 118,971
                                                             ==========      ==========      ==========     ==========

    Weighted average shares outstanding--basic                  141,483         142,047         141,298        142,152
    Effect of dilutive securities
       Restricted stock issued--non vested                          508             560             581            533
       Employee stock options                                     3,555           2,562           3,744          2,307
                                                             ----------      ----------      ----------     ----------
    Dilutive potential common shares                              4,063           3,122           4,325          2,840
                                                             ----------      ----------      ----------     ----------
    Adjusted weighted average shares and assumed
      conversions                                               145,546         145,169         145,623        144,992
                                                             ==========      ==========      ==========     ==========

    Earnings per share--basic                                 $    0.89        $   0.44       $    1.70      $    0.84
                                                             ==========      ==========      ==========     ==========
    Earnings per share--assuming dilution                     $    0.87        $   0.43       $    1.65      $    0.82
                                                             ==========      ==========      ==========     ==========

Note 3 - Loans Receivable and Allowance for Credit Losses
     The following is a summary of the Company's loans receivable:

         (Dollars in thousands)                                June 30, 1999      December 31,1998
                                                               -------------      ----------------
         Credit card and line of credit loans                  $   7,244,124         $   5,129,835
         Home loans                                                  914,834               606,657
         Other                                                         6,021                 4,614
                                                               -------------         -------------
                                                                   8,164,979             5,741,106
         Allowance for credit losses                                (675,224)             (451,245)
         Net deferred origination fees                               (20,774)               (7,847)
                                                               --------------        --------------
                                                               $   7,468,981          $  5,282,014
                                                               ==============        ==============

         The activity in the allowance for credit losses for the six months ended June 30, 1999 and 1998 was as follows:

                                                               Six Months Ended June 30
         (Dollars in thousands)                                  1999             1998
                                                              ----------       ----------
         Balance at beginning of period                       $  451,245       $  145,312
         Provision for credit losses                             437,295          175,507
         Reserve acquired                                         14,310          178,959
         Charge-offs                                            (265,788)        (155,915)
         Recoveries                                               38,162           11,926
                                                              ----------       ----------
         Net charge-offs                                        (227,626)        (143,989)
                                                              ----------       ----------
         Balance at end of period                             $  675,224       $  355,789
                                                              ==========       ==========

Note 4 - Senior and Subordinated Bank Notes
     During the first six months of 1999, the Company, through one of its banking subsidiaries, issued an additional $630 million of senior bank notes through a program that was established in 1998. The total notes outstanding under this program as of June 30, 1999 was $1 billion.

Note 5 - Shareholders' Equity
     The Company is party to an agreement to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is higher than the forward purchase price, the Company will receive the net differential. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the Company will pay an agreed upon premium amount. As of June 30, 1999, the agreement covered 318,913 shares of the Company's common stock at a forward price of $129.06 per share. The agreement has been extended through June 2000, but may be settled earlier. During the six months ended June 30, 1999, settlements from this forward purchase agreement resulted in the Company receiving 248,319 shares of its common stock and paying premium amounts of $1.1 million which were recorded as adjustments to additional paid in capital.

Note 6 - Comprehensive Income
     The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                                    Cumulative
                                      Unrealized     Foreign          other
                                       Loss on       Currency      Comprehensive
                                      Securities     Translation      Income
(Dollars in thousands)                ----------     -----------   -------------

Beginning balance, December 31, 1998     $ (320)        $    -           $ (320)
Current year other comprehensive income    (191)             9             (182)
                                         -------        -------          -------
Ending balance, June 30, 1999            $ (511)        $    9           $ (502)
                                         =======        =======          =======

Note 7 - Commitments and Contingencies
     The Company is commonly subject to various pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of the Company, any liability that is likely to arise with respect to these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     Since May 1999, following media coverage highlighting certain of the Company's sales and collections practices, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. An action is also pending in which the plaintiffs allege, in general, that the Company and certain of its officers made false and misleading statements in violation of the federal securities laws. In addition, the San Francisco District Attorney's office confirmed that it had commenced an investigation into the Company's sales and collections practices, including the marketing of certain fee-based products and the posting of customer payments. The remedies available to the District Attorney's Office include, but are not limited to, damages, penalties, fines and injunctive relief. The Company is cooperating fully with the District Attorney's Office in its investigation. The investigation and the actions are at a very early stage. An informed assessment of the ultimate outcome or potential liability associated with these matters is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all claims; however, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

     In response to customer concerns, the Company introduced an enhanced customer satisfaction program. Under this program, the Company announced that it will reverse late fees that customers feel have been wrongly charged, allow an extra two days to receive payments from customers before assessing a late charge, review all customer offers to insure that they are clear from a customer's perspective, and cancel any add-on products, including Credit Protection, if customers feel they were misled or are not getting appropriate value, and refund the fee for such products for up to a full year. In addition, the Company established an 800 customer service line for customers who feel they have not been satisfied through the Company's normal service centers, and engaged an independent third party to examine payment crediting processes.

     In the course of implementing the enhanced customer satisfaction program, the Company discovered a programming error that had resulted, over a period of months, in the billing of erroneous late fees related to specific weekend days. These errors have been corrected, and steps have been initiated to provide refunds to affected customers.


Note 8 - Stock Ownership Plan
     In May 1999, the Company's Board of Directors approved grants of stock options to certain non-officer employees under the Company's newly adopted 1999 Non-Officer Equity Incentive Plan. Under the Plan, the non-officer employees received options exercisable for varying numbers of the Company's stock based on their length of employment or other factors. Options covering a total of 1,031,650 shares of the Company's stock were granted in July 1999. Additional grants will be made in January 2000 and July 2000 to certain other employees who complete a minimum of one year of service and satisfy other conditions.

Note 9 - Segment Information
     The operations of the Company consist of two primary segments: Credit Card Loan and Home Loan. The Credit Card Loan segment represents consumer lending products, including unsecured, secured and partially secured credit cards, and includes non-credit card unsecured revolving lines of credit. Credit Card Loan customer relationships are initiated primarily through direct marketing or portfolio acquisitions from other financial institutions. The Home Loan segment represents home equity loans, home equity lines of credit and other home loans made to individuals targeted by the Company's home loan product marketing programs. Membership services revenue, which is received from both Credit Card Loan and Home Loan customers, is included in the respective segment summary financial information.

     The Company's securitized loans are not considered loans owned by the Company and therefore are not shown on the statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loan portfolio basis. Segment information is presented below on the Company's managed loan portfolios.

     The following is a summary of the Company's segment activity on a managed loan basis for the six months ended June 30, 1999 and 1998:

                                            Credit           Home
    (Dollars in thousands)                   Card            Loan           Other           Total
                                         ------------    ------------    ------------    ------------

    Three Months Ended June 30, 1999
      Revenue                            $    913,855          37,082           6,938    $    957,875
      Profit or loss                     $    233,781           5,612          (6,389)   $    233,004
      Assets                             $ 14,825,101       1,414,834          26,232    $ 16,266,167

    Three Months Ended June 30, 1998
      Revenue                            $    507,895          18,048              --    $    525,943
      Profit or loss                     $    102,462           3,426              --    $    105,888
      Assets                             $ 10,476,474       1,018,498              --    $ 11,494,972

    Six Months Ended June 30, 1999
      Revenue                            $  1,722,201          62,311          10,136    $  1,794,648
      Profit or loss                     $    464,827           1,381         (30,029)   $    436,179
      Assets                             $ 14,825,101       1,414,834          26,232    $ 16,266,167

    Six Months Ended June 30, 1998
      Revenue                            $    929,766          36,184              --    $    965,950
      Profit or loss                     $    195,993           6,810              --    $    202,803
      Assets                             $ 10,476,474       1,018,498              --    $ 11,494,972


     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the periods ended June 30, 1999 and 1998:

                                                Three months Ended June 30       Six months Ended June 30
    (Dollars in thousands)                          1999            1998            1999           1998
                                                --------------------------     --------------------------

    Total segment profits                       $  233,004      $  105,888     $  436,179      $  202,803
    Corporate and other                            (21,949)         (1,966)       (35,932)         (6,066)
                                                --------------------------     --------------------------
       Income before income taxes               $  211,055      $  103,922     $  400,247      $  196,737
                                                ==========================     ==========================

Note 10 - Business Combination
     On February 18, 1999, the Company acquired the assets of GetSmart.com and assumed certain related liabilities. GetSmart.com is an online referral service for consumer borrowers which provides loan information and lender connections through proprietary search and application technology. The purchase price was $32.1 million, paid in cash, plus $1.5 million in transaction costs, and the Company assumed liabilities of $4.4 million.

     The acquisition has been accounted for as a purchase and, accordingly, the results of operations of GetSmart.com have been included in the Company's consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
     Providian Financial Corporation (the "Company") is a leading provider of consumer lending products, including credit cards, home loans, secured credit cards, and membership services. In addition, the Company offers various deposit products. The Company offers its products primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to a broad spectrum of consumers. Credit card products range from gold and platinum cards with high credit lines to lower line classic and secured cards designed for consumers underserved by traditional financial institutions. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), level of solicitation and marketing expenses, and account servicing efficiency.

Forward-Looking Information
     Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions and operations, litigation and Year 2000 readiness. These and other risks and uncertainties are described in detail in the Company's 1998 Annual Report on Form 10-K under the heading "Cautionary Statements." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary
     Net income for the three months ended June 30, 1999 was $126.5 million, an increase of 101% over net income of $62.9 million for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $240.0 million, an increase of 102% over net income of $119.0 million for the six months ended June 30, 1998. This increase was primarily attributable to continued growth in customer accounts and loans outstanding and strong growth in fee revenue.

     In May 1999, following extensive media coverage highlighting certain of the Company's sales and collections practices, the Company introduced an enhanced customer satisfaction program. Under this program, the Company announced that it will reverse late fees that customers feel have been wrongly charged, allow an extra two days to receive payments from customers before assessing a late charge, review all customer offers to insure that they are clear from a customer's perspective, and cancel any add-on products, including Credit Protection, if customers feel they were misled or are not getting appropriate value, and refund the fee for such products for up to a full year. In addition, the Company established an 800-customer service line for customers who feel they have not been satisfied through the Company's normal service centers, and engaged an independent third party to examine payment-crediting processes.

     In the course of implementing the enhanced customer satisfaction program, the Company discovered a programming error that had resulted, over a period of months, in the billing of erroneous late fees related to specific weekend days. These errors have been corrected, and steps have been initiated to provide refunds to affected customers. The Company recorded a one-time charge of $20 million to cover the estimated cost of such refunds.

     The Company continued to strengthen net interest margins while relying less on low introductory rates to attract customers. As of June 30, 1999, managed loans, which include on-balance sheet and securitized loans, increased by $4.7 billion, or 41%, over June 30, 1998. This growth was achieved through increases in the Company's loan originations (particularly loans made under lower line credit card products) combined with strategic acquisitions of credit card portfolios and activation of existing customer accounts. The Company continues to evaluate acquisitions on an opportunistic basis as competitors exit the credit card market. While the acquisitions environment may provide many opportunities, the focus of the Company's acquisition strategy will continue to be guided by its return driven approach.

     The Company's managed net interest margin on loans increased to 12.39% in the second quarter of 1999 from 11.46% for the same period in 1998, reflecting growth in higher yield portfolios and the impact of repricing programs. The managed net credit loss rate for the second quarter of 1999 decreased to 7.16% from 7.56% for the same period in 1998, reflecting the improved credit loss rates on our core and acquired portfolios. The dollar contribution to managed revenue from non-interest income in the second quarter increased more than 127% over the same period in 1998 to $494.7 million, due to increased revenue from credit card activity, loan performance fees and membership services. The Company reinvested a portion of the increased managed revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, through the expansion of the employee base and product support systems. Year over year, non-interest expense increased $189 million during the second quarter of 1999 to $377.8 million, reflecting expenses associated with servicing a greater number of customers, increased marketing activity and the $20 million charge described above with respect to a customer billing error correction.

     The Company's return on average assets continued to improve, increasing to 5.36% for the second quarter of 1999. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to targeting and pricing. The Company believes this strategy has been responsible for its continued overall superior financial performance. The Company continued to strengthen its balance sheet during the second quarter of 1999 with improved profitability, combined with a high level of capital retention, and was able to increase its return on equity to 52.19% for the second quarter of 1999 from 37.91% for the same period in 1998.

Managed Consumer Loan Portfolio and the Impact of Securitization
     The Company securitizes unsecured credit cards, home equity lines of credit and secured and partially secured credit card receivables. For additional discussion of the Company's securitization activities, see "--Funding and Liquidity." Securitized assets sold to external investors are not considered assets of the Company and therefore are not shown on the statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed loan portfolio basis. In order to do so, the Company's income statement and statement of financial condition are adjusted to add back the effect of securitizations. The following table summarizes the Company's managed loan portfolio:

                                                            Three Months Ended                Six Months Ended
                                                                June 30                           June 30
(Dollars in thousands)                                    1999            1998             1999            1998
                                                       --------------------------       --------------------------
Period-End Balances:
On-balance sheet consumer loans                                                         $ 8,164,979    $ 4,703,917
Securitized consumer                                                                      8,074,956      6,791,054
                                                                                        -----------    -----------
    Total managed consumer loan portfolio                                               $16,239,935    $11,494,971
                                                                                        ===========    ===========

Average Balances:
On-balance sheet consumer loans                        $ 7,785,664    $ 4,398,017       $ 7,038,259    $ 4,190,478
Securitized consumer loans                               7,542,062      6,860,743         7,522,365      6,710,255
                                                       -----------    -----------       -----------    -----------
    Total average managed consumer loan portfolio      $15,327,726    $11,258,760       $14,560,624    $10,900,733
                                                       ===========    ===========       ===========    ===========

Operating Data and Ratios:
Reported:
       Average earning assets                          $ 8,894,598    $ 5,021,452       $ 8,067,704    $ 4,730,898
       Return on average assets                               5.36%          4.48%             5.55%          4.41%
       Net interest margin (1)                               12.26%         10.57%            11.99%         10.76%
Managed:
       Average earning assets                          $16,436,660    $11,882,195       $15,590,069    $11,441,153
       Return on average assets                               2.98%          1.92%             2.98%          1.88%
       Net interest margin (1)                               12.08%         10.79%            11.95%         10.68%

(1) Net interest margin is equal to net interest income divided by average earning assets.


Financial Statement Impact
     Securitizations are treated as sales under GAAP. As a result, the securitized loans are removed from the balance sheet in exchange for cash proceeds and other consideration. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive its allocated share of collections after payment to third party investors. Such retained interests are recorded at fair value and are included in "Due from securitization" on the Company's statement of financial condition.

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

     The Company services the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets have not been recognized in connection with the Company's securitizations. The finance charge and fee revenue generated by the securitized loans in excess of interest paid to investors, related credit losses, servicing fees, credit enhancement costs and other transaction expenses is referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which was recorded at present value), as servicing and securitizations income.

     The effect of this accounting treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended June 30, 1999 and 1998 this accounting treatment had the effect of: reducing net interest income by $223.6 million and $187.9 million; reducing the provision for credit losses by $146.8 million and $127.6 million; and increasing non-interest income by $76.8 million and $60.3 million. For the six months ended June 30, 1999, this accounting treatment had the effect of: reducing net interest income by $447.4 million and $356.2 million; reducing the provision for credit losses by $309.6 million and $247.3 million; and increasing non-interest income by $137.8 million and $108.9 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitizations income rather than a reduction of reserves for credit losses, the Company's provision for credit losses is lower than would be the case had such loans not been securitized.

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

     Managed risk adjusted revenue and return for the three months ended June 30, 1999 were $695.2 million and 18.14%, compared to $327.5 million and 11.63% for the three months ended June 30, 1998. For the six months ended June 30, 1999 risk adjusted revenue and return were $1,271.2 million and 17.46%, compared to $603.9 million and 11.08% for the six months ended June 30, 1998. The increase during the second quarter of 1999 is a result of increased yields on portfolios priced according to customer risk, declining use of introductory rates on new accounts and strong growth in fee revenue per customer.

     The components of risk adjusted revenue are discussed in more detail in subsequent sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Income and Margin
     Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings. Managed net interest income includes interest earned from on-balance sheet and securitized portfolios less interest expense on deposits and borrowings and the coupon interest paid to securitization investors.

     Managed net interest income for the three months ended June 30, 1999 was $496.2 million, compared to $320.6 million for the same period in 1998, an increase of $175.6 million or 55%. Managed net interest margin on average managed loans increased to 12.39% for the three months ended June 30, 1999, from 11.46% for the same period in 1998. For the six months ended June 30, 1999, managed net interest income was $931.1 million, compared to $610.7 million for the same period in 1998, an increase of $320.4 million or 52%. Managed net interest margin on average managed loans increased to 12.33% for the six months ended June 30, 1999, from 11.29% for the same period in 1998. The increase in managed net interest income and margin reflects an increase in average managed loans, which increased approximately $4.1 billion for the three months ended June 30 1999, combined with higher finance charge yields related to an increase in the number of accounts for lower line credit card products, which generate higher overall finance charge rates and fee income, consistent with the Company's risk adjusted approach to pricing.

Statement of Average Balances, Income and Expense, Yields and Rates
     The following table provides an analysis of interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 1999 and 1998. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.

                                                            Three Months Ended June 30
                                   --------------------------------------------------------------------------------
                                                     1999                                    1998
                                   --------------------------------------------------------------------------------
                                      Average        Income/      Yield/       Average       Income/      Yield/
(Dollars in thousands)                Balance        Expense       Rate        Balance       Expense       Rate
                                   ------------    ----------    --------    -----------    ---------    ----------
ASSETS:
Interest-Earning assets
     Consumer loans                $ 7,785,664     $ 358,449      18.42%     $ 4,398,017    $ 185,213      16.85%
     Interest-earning cash             162,947         1,796       4.41%          22,095          299       5.41%
     Federal funds sold                573,618         6,920       4.83%         220,394        3,042       5.52%
     Investment securities             372,369         5,764       6.19%         380,946        5,666       5.95%
                                   ------------    ---------     --------    -----------    ---------    ----------
Total interest-earning assets        8,894,598     $ 372,929      16.77%       5,021,452    $ 194,220      15.47%

Allowance for loan losses             (617,980)                                 (300,638)
Other assets                         1,153,420                                   894,863
                                   ------------                              -----------
Total assets                       $ 9,430,038                               $ 5,615,677
                                   ============                              ===========


LIABILITIES AND EQUITY:
Interest-bearing liabilities
     Deposits                      $ 5,580,966     $  73,790       5.29%     $ 3,588,554    $  48,970       5.46%
     Borrowings                      1,804,499        26,480       5.87%         826,600       12,561       6.08%
                                   -----------     ---------      -------    -----------    ---------    ----------
Total interest-bearing liabilities   7,385,465     $ 100,270       5.43%       4,415,154    $  61,531       5.57%

Other liabilities                      915,127                                   377,171
                                   ------------                              -----------
Total liabilities                    8,300,592                                 4,792,325

Capital securities                     160,000                                   160,000

Equity                                 969,446                                   663,352
                                   ------------                              -----------
Total liabilities and equity       $ 9,430,038                               $ 5,615,677
                                   ============                              ===========

NET INTEREST SPREAD:                                              11.34%                                    9.90%
                                                                  =======                                ==========

Interest income to
     average interest-earning assets                              16.77%                                   15.47%
Interest expense to
     average interest-earning assets                               4.51%                                    4.90%
                                                                 --------                                ----------
Net interest margin                                               12.26%                                   10.57%
                                                                 ========                                ==========

                                                                 Six Months Ended June 30
                                   --------------------------------------------------------------------------------
                                                     1999                                    1998
                                   --------------------------------------------------------------------------------
                                      Average        Income/      Yield/       Average       Income/      Yield/
(Dollars in thousands)                Balance        Expense       Rate        Balance       Expense       Rate
                                   ------------    ----------    --------    -----------    ---------    ----------
ASSETS:
Interest-Earning assets
      Consumer loans               $ 7,038,259     $ 637,574      18.12%     $ 4,190,478    $ 355,283      16.96%
      Interest-earning cash            129,522         2,971       4.59%          31,477          855       5.43%
      Federal funds sold               526,572        12,623       4.79%         215,936        5,945       5.51%
      Investment securities            373,351        11,377       6.09%         293,007        8,714       5.95%
                                   ------------    ----------    --------    -----------    ---------    ----------
Total interest-earning assets        8,067,704     $ 664,545      16.47%       4,730,898    $ 370,797      15.68%

Allowance for loan losses             (564,443)                                 (266,193)
Other assets                         1,139,154                                   927,135
                                   ------------                              -----------
Total assets                       $ 8,642,415                               $ 5,391,840
                                   ============                              ===========

LIABILITIES AND EQUITY:
Interest-bearing liabilities
      Deposits                     $ 5,256,773     $ 138,229       5.26%     $ 3,507,344    $  95,124        5.42%
      Borrowings                     1,445,954        42,542       5.88%         707,600       21,163        5.98%
                                   ------------    ----------    --------    -----------    ---------    -----------
Total interest-bearing liabilities   6,702,727     $ 180,771       5.39%       4,214,944    $ 116,287        5.52%

Other liabilities                      860,484                                   374,725
                                   ------------                              -----------
Total liabilities                    7,563,211                                 4,589,669

Capital securities                     160,000                                   160,000

Equity                                 919,204                                   642,171
                                   -------------                             -----------
Total liabilities and equity       $ 8,642,415                               $ 5,391,840
                                   =============                             ===========

NET INTEREST SPREAD:                                              11.08%                                    10.16%
                                                                 ========                                ===========


Interest income to
      average interest-earning assets                             16.47%                                    15.68%
Interest expense to
      average interest-earning assets                              4.48%                                     4.92%
                                                                 ---------                               -----------
Net interest margin                                               11.99%                                    10.76%
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

                                        Three Months Ended June 30                      Six Months Ended June 30
                                               1999 vs. 1998                                  1999 vs. 1998
                              -----------------------------------------------------------------------------------------------
                                 Increase           Change due to (1)           Increase            Change due to (1)
                                              -------------------------------                 -------------------------------
(Dollars in thousands)          (Decrease)        Volume           Rate        (Decrease)         Volume           Rate
                              --------------  --------------   --------------  ------------   --------------   --------------
Interest Income:
Consumer loans                   $ 173,236       $ 154,542        $ 18,694      $ 282,291      $ 256,478        $ 25,813
Federal funds sold                   3,878           4,303            (425)         6,678          7,547            (869)
Other securities                     1,595           1,433             162          4,779          4,721              58
                              --------------  --------------   --------------  ------------   --------------   --------------
    Total interest income          178,709         160,278          18,431        293,748        268,746          25,002

Interest Expense:
Deposits                            24,820          26,390          (1,570)        43,105         45,995          (2,890)
Borrowings                          13,919          14,367            (448)        21,379         21,738            (359)
                              --------------  --------------   --------------  ------------   --------------   --------------
    Total interest expense          38,739          40,757          (2,018)        64,484         67,733          (3,249)
                              --------------  --------------   --------------  ------------   --------------   --------------
    Net interest income          $ 139,970       $ 119,521        $ 20,449      $ 229,264      $ 201,013        $ 28,251
                              ==============  ==============   ==============  ============   ==============   ==============

(1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the schedule.

Non-Interest Income
     Non-interest income consists primarily of servicing and securitization income and credit product fee income. Total non-interest income increased 105.6%, or $293.4 million, to $571.5 million for the second quarter of 1999 over the same period in 1998. This increase is attributable to increased credit product fee income realized from membership services and increased late, overlimit, annual membership and processing fees.

Servicing and Securitization Income
     As of June 30, 1999, securitizations outstanding provided $8 billion in funding, representing 45% of total managed funding, compared with $6.8 billion, or 54%, as of June 30, 1998. The decrease in securitizations outstanding as a percentage of total managed funding as of June 30, 1999 was due to the Company's efforts to diversify its funding sources and increase deposit funding. A more detailed discussion of the Company's securitization activities is set forth under "--Funding and Liquidity."

     Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for loan losses and servicing expense, excess servicing income will vary based upon the same factors. Thus, changes in net credit losses (see "--Asset Quality, Net Credit Losses") and changes in interest rates (to the extent that the receivables and interest payable to investors are based upon floating rates) will cause excess servicing income to vary (see "--Asset/Liability Risk Management").

     Servicing and securitization income totaled $148.8 million for the quarter ended June 30, 1999 as compared to $156.7 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, servicing and securitization income was $280.0 million compared to $270.8 million for the same period in 1998. Excess servicing revenue on securitized loans remained stable with increasing finance charge and fee yields being offset by increases in credit losses related to the securitization of acquired portfolios. For the quarter ended June 30, 1999, the year over year decline in servicing and securitization income results from a reduction in interest earning securitization principal funding accounts maintained in the prior year to fund the repayment of trusts that matured in June 1998.

Credit Product Fee Income
     For the three months ended June 30, 1999 and 1998, credit product fee income increased to $414.8 million from $120.8 million, reflecting account growth, loan receivable growth, increased sales of membership services and increases in late fee rates. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitization income. While the Company anticipates continued significant growth in credit product fee income during 1999, there can be no assurance that the historic rate of growth reflected in the Company's second quarter 1999 and in previous periods will continue.

     Credit product fee income includes activity fees, loan performance fees and membership services revenues. Strong growth in new customers, membership services revenue and activity fees contributed to an increase in credit product fee income over the first quarter of 1999, offsetting a modest decline in loan performance fees. Activity fees, which include interchange income and cash advance, annual membership and processing fees, totaled $199.9 million and $83.8 million for the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998 activity fees totaled $352.0 million and $140.5 million. Activity fees have increased as a result of increases in customer accounts that resulted in increased annual membership, cash advance and purchase activity fees. Loan performance fees include late, returned check and overlimit charges. For the three months ended June 30, 1999 and 1998 loan performance fees totaled $87.0 million and $24.3 million, reflecting account growth and late fee rate increases. For the six months ended June 30, 1999 and 1998 loan performance fees totaled $182.8 million and $44.5 million. Membership services revenue results from the sale of Credit Protection, Home Protection, Providian Health Advantage, DrivePro and PricePro(1) products. The Company recognizes membership services revenue ratably over the term of the product, net of an allowance for estimated refunds, beginning after the end of the free or money-back guarantee period, if any. For the three months ended June 30, 1999 and 1998, membership services revenue totaled $127.9 million and $12.8 million, reflecting increased penetration rates for sales of these products and increases in the customer base of the Company's lower line credit card product offerings, which generate higher levels of membership services revenue. For the six months ended June 30, 1999 and 1998 membership services revenue totaled $221.8 million and $32.3 million.

Non-Interest Expense
     Non-interest expense includes loan solicitation costs, such as printing, postage, telemarketing, list processing and credit bureau costs paid to third parties in connection with direct marketing account solicitation efforts. In accordance with GAAP, the Company has capitalized only the direct costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans or the estimated life of the loans for home equity lines of credit loans, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. For the three months ended June 30, 1999 and 1998, loan origination costs were $102.2 million and $46.7 million, reflecting increased direct mail volumes and other marketing initiatives. In the three months ended June 30, 1999 and 1998, the Company amortized loan origination costs of $15.4 million and $9.9 million. For the six months ended June 30, 1999 and 1998, overall loan origination costs were $201.7 million and $88.3 million while amortized loan origination costs were $26.6 million and $19.7 million.


     (1)  Credit  Protection,  Home  Protection,   Providian  Health  Advantage,
DrivePro and PricePro are registered service marks of Providian Financial.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three and six months ended June 30, 1999 and 1998:

                                                         Three months Ended June 30          Six months Ended June 30
                                                      ---------------------------------- ----------------------------------
   (Dollars in thousands)                                  1999              1998              1999             1998
   -------------------------------------------------- ---------------- ----------------- ----------------- ----------------
   Non-interest Expense:
   Salaries and employee benefits                           $ 121,784          $ 60,911         $ 217,771        $ 120,645
   Solicitation                                               102,231            46,663           201,678           88,275
   Occupancy, furniture and equipment                          18,877            11,088            34,181           22,354
   Data processing and communications                          29,852            22,080            54,614           37,834
   Other                                                      105,096            48,183           186,702          101,870
                                                      ---------------- ----------------- ----------------- ----------------
          Total                                              $377,840          $188,925          $694,946         $370,978
                                                      ================ ================= ================= ================

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

     The Company is currently in conformity with its banking regulators' Year 2000 requirements. The planning, inventory, and assessment phases are complete, including the inventory and assessment of critical systems and vendors. In the modification phase, the Company substantially completed remediation of internally developed systems in June 1998. Repair and replacement of third party-provided hardware and software were substantially complete as of March 31, 1999, and infrastructure upgrades were complete as of June 30, 1999. In July 1998, the Company began testing its internally developed and third party-provided systems for Year 2000 compliance. Testing of internally developed critical systems was substantially completed in December 1998, while testing of third party-provided critical systems was substantially completed as of March 31, 1999. Final testing of all systems was completed July 31, 1999.

     The Company depends on technology and other services provided by third parties, including technology vendors, credit providers, and processing providers, and on financial systems (such as payment and clearing systems) and the utility infrastructure (such as power, transportation, and telecommunications). The Company relies on these third parties to assess the impact of the Year 2000 issue on the technology and services they provide and to take any necessary corrective action. A significant majority of the Company's critical vendors represented to the Company that their systems and products would be Year 2000 compliant by June 30, 1999. The Company has selectively conducted tests of its critical vendors and other third parties and determined that substantially all of such tested vendors and third parties have taken corrective actions and have completed testing as of June 30, 1999. The Company is currently monitoring the progress of certain utilities and telecommunication service providers. The majority of these service providers have represented to the Company that their systems will be Year 2000 compliant by the end of the third quarter of 1999.

     Year 2000 issues could result in significant disruption to the Company's operations (including loan origination and servicing), its ability to obtain and provide funds, and its financial and accounting systems. Such disruptions could result in revenue loss and increased costs that could have a material adverse effect on the Company's financial condition, liquidity and results of operations. There can be no assurance that remediation efforts of the Company or of third party vendors and suppliers have addressed all risks of such disruption. Disruptions that could result from the Company's failure to correct its critical systems or the failure of third parties on which the Company relies to correct their systems have been addressed in the Company's Year 2000 contingency plans and business resumption and disaster recovery plans. There can be no assurance, however, that such contingency plans will fully mitigate Year 2000 failures or problems.

     The Company's total Year 2000 project costs are expected to be approximately $13.5 million, and the Company has incurred $10.1 million in Year 2000 project expenses through June 30, 1999. The Company expects to fund all Year 2000-related costs through operating cash flows. Year 2000 costs will be expensed as incurred, and the Company believes that such costs will not have a material impact on the Company's future financial results or condition.

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

Income Taxes
     The Company recognized income tax expense of $84.6 million and $41.1 million for the three months ended June 30, 1999 and 1998. The Company's effective tax rate increased to 40.07% for the three months ended June 30, 1999 from 39.51% for the same period in 1998.

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

     The level of credit losses directly affects earnings when reserves are established through recognition of provisions for credit losses, which are generally dependent on historical levels of credit losses and current trends. As new portfolios of consumer loans are originated or acquired, management uses historical credit loss and delinquency analyses of similar, more seasoned loan portfolios and other qualitative factors to establish reserves for future credit losses (see "--Allowance and Provision for Credit Losses"). As net credit losses are experienced, the previously established reserve is used to absorb the credit losses.

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

Delinquencies
     The following table presents the delinquency trends of the Company's on-balance sheet and managed consumer loan portfolio as of June 30, 1999 and 1998. An account is contractually delinquent if the minimum payment is not received by the next billing date. Total delinquencies on managed loans were 4.7% as of June 30, 1999 compared to 4.9% as of June 30, 1998, and 4.9% as of March 31, 1999. The decrease in delinquencies over the second quarter of 1998 reflects improving trends in the Company's gold, platinum and acquired portfolios offset by seasoning in its low line product portfolio.

                                                                June 30
                                -------------------------------------------------------------------------
                                      1999                                   1998
                                -------------------------------------------------------------------------
                                                        % of                                   % of
                                                        Total                                  Total
(Dollars in thousands)               Loans              Loans               Loans              Loans
                                ---------------    ---------------     ---------------    ---------------
Reported:
Loans outstanding                   $ 8,164,979         100.00%           $ 4,703,917          100.00%
Loans delinquent:
     30 - 59 days                       158,234           1.94%                97,953            2.08%
     60 - 89 days                       101,321           1.24%                59,866            1.27%
     90 or more days                    186,591           2.28%               125,012            2.66%
                                ---------------     --------------     ---------------    ---------------
     Total                          $   446,146           5.46%           $   282,831            6.01%
                                ===============     ==============     ===============    ===============
Managed:
Loans outstanding                   $16,239,935         100.00%           $11,494,971          100.00%
Loans delinquent:
     30 - 59 days                       276,929           1.71%               197,108            1.72%
     60 - 89 days                       171,009           1.05%               122,841            1.07%
     90 or more days                    314,772           1.94%               242,933            2.11%
                                ---------------     --------------     ---------------    ---------------
     Total                          $   762,710           4.70%             $ 562,882            4.90%
                                ===============     ==============     ===============    ===============

Net Credit Losses
     Net credit losses for consumer loans include the principal amount of losses from customers unwilling or unable to pay their existing loan balances (including charged-off bankrupt and deceased customer accounts), less current period recoveries. Principal amounts include cash advances, purchases, and certain financed membership services revenue and exclude accrued finance charge and other fee income, which is charged against the related income at the time of credit loss recognition. Losses for cardholder accounts related to fraudulent activity are included in other non-interest expenses.

     The annualized managed net credit loss rate decreased to 7.16% for the second quarter of 1999, compared to 7.56% for the same period in 1998, reflecting an improved credit loss rate on acquired portfolios. The managed net credit loss rates for the first six months of 1999 and 1998 were 7.38% and 7.18%. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's efforts to generate income using a risk adjusted return approach.

     The following table presents the Company's net credit losses and credit loss rates for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                             June 30
                                                       --------------------------------------------------------------------
(Dollars in thousands)                                      1999              1998              1999              1998
                                                       --------------    --------------    --------------    --------------
Reported:
Average loans outstanding                                 $ 7,785,664       $ 4,398,017       $ 7,038,259       $ 4,190,478
Net charge-offs                                           $   127,653       $    85,094       $   227,626       $   143,989
Net charge-offs as a percentage
   of average loans outstanding                                  6.56%             7.74%             6.47%             6.87%

Managed:
Average loans outstanding                                 $15,327,726       $11,258,760       $14,560,624       $10,900,733
Net charge-offs                                           $   274,436       $   212,696       $   537,195       $   391,214
Net charge-offs as a percentage
   of average loans outstanding                                  7.16%             7.56%             7.38%             7.18%


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

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                             June 30
                                                       --------------------------------------------------------------------
(Dollars in thousands)                                      1999              1998              1999              1998
                                                       --------------    --------------    --------------    --------------

Balance at beginning of period                            $   547,655       $   249,440         $ 451,245         $ 145,312
Provision for credit  losses                                  255,222           117,851           437,295           175,507
Reserve acquired                                                    -            73,592            14,310           178,959
Charge-offs                                                  (150,282)          (91,495)         (265,788)         (155,915)
Recoveries                                                     22,629             6,401            38,162            11,926
                                                       --------------    --------------    --------------    --------------
Net charge-offs                                              (127,653)          (85,094)         (227,626)         (143,989)
                                                       --------------    --------------    --------------    --------------
Balance at end of period                                  $   675,224       $   355,789         $ 675,224         $ 355,789
                                                       ==============    ==============    ==============    ==============

Allowance for credit losses to loans at period-end                                                   8.27%             7.56%

The allowance for credit losses increased to $675.2 million, or 8.27% of on-balance sheet loans, as of June 30, 1999, from $451.2 million, or 7.86% of on-balance sheet loans, as of December 31, 1998. The increase in the allowance for credit losses as a percentage of on-balance sheet loans reflects an increase in loans under lower line credit card products, which are generally expected to experience higher credit loss rates (see " -Risk Adjusted Return and Revenue").

Funding and Liquidity
     The Company funds its assets through a diversified mix of funding products designed to appeal to a broad range of investors. It is the goal of the Company to generate funding at the lowest cost possible consistent with ensuring prudent liquidity and interest rate risk management.

     The primary goal of liquidity management at the Company is to ensure that funding will be available to support Company operations in varying business environments. The Company employs multiple strategies to maintain a strong liquidity position: diversification of funding sources; dispersion of maturities; maintenance of committed credit facilities; and maintenance of a prudent investment portfolio and cash balances.

     The Company's approach to funding its assets is to seek diversified distribution channels for a variety of products. Products offered include retail and institutional deposits, money market accounts, term federal funds, public and private asset securitizations and bank notes. Distribution channels include direct phone and mail, brokerage and investment banking relationships and the internet.

     The Company offers a wide range of maturity terms for its funding products (from one week to thirty years). Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuance in the securitization and capital markets. Maturities are managed by the types of funding sources employed and by the rates offered on different products. The Company strives to maintain a balanced distribution of maturities, avoiding undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections to ensure that prudent amounts of backup liquidity are available to support the maturities, if necessary.

     The following table summarizes the contractual maturity of deposits at the Company as of June 30, 1999 and 1998.

                                                       June 30, 1999                                  June 30, 1998
                                        -------------------------------------------------------------------------------------------
                                            Direct         Other          Total            Direct         Other          Total
(Dollars in thousands)                     Deposits       Deposits       Deposits         Deposits       Deposits       Deposits
                                        -------------- -------------- --------------   -------------- -------------- --------------
Three months or less                       $   477,670    $   246,273    $   723,943      $   295,621    $   235,773    $   531,394
Over three months through 12 months          1,245,115        691,940      1,937,055          749,287        361,705      1,110,992
Over one year through five years             1,056,075      1,191,236      2,247,311          521,947        580,550      1,102,497
Over five years                                      -         15,000         15,000                -              -              -
Deposits without contractual maturity        1,005,779         68,492      1,074,271          921,111         65,156        986,267
                                        -------------- -------------- --------------   -------------- -------------- --------------
     Total Deposits                        $ 3,784,639    $ 2,212,941    $ 5,997,580      $ 2,487,966    $ 1,243,184    $ 3,731,150
                                        ============== ============== ==============   ============== ============== ==============

     Deposits increased to $6.0 billion as of June 30, 1999 from $4.7 billion as of December 31, 1998. This increase is attributable to the Company's strategic decision to increase deposit funding and the strong demand for FDIC-insured deposits.

     During the first six months of 1999, the Company, through one of its banking subsidiaries, issued $630 million senior bank notes, increasing long-term borrowings to a total of approximately $1.0 billion as of June 30, 1999 from $400 million as of December 31, 1998. The following table shows the Company's unsecured funding availability and outstandings as of June 30, 1999.

                                                                              June 30, 1999
                                                      ------------------------------------------------------------
                                                       Effective/                       Outstanding,      Final
(Dollars or dollar equivalents in thousands)           Issue Date   Availability (1)        Net          Maturity
                                                      -----------   ----------------    ------------     ---------
Senior and subordinated Bank Note program (2)                2/98        $4,000,000      $1,029,305         2/13
Short-term credit facilities (two 364 day facilities)     Various           175,000              --      Various
Long-term credit facility                                    1/99         1,000,000              --         1/03
Providian Financial shelf registration                       6/98         2,000,000              --           --
Capital Securities                                           2/97           160,000         160,000         2/27

(1) All funding sources are revolving except for the Providian Financial shelf registration and the Capital Securities. Funding availability is subject to market conditions.

(2) Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of June 30, 1999.


     On April 26, 1999, the Company entered into a new revolving credit facility to finance the Company's expansion into the United Kingdom. The UK revolving credit facility, in the amount of (pound)25 million ($40.3 million equivalent based on the exchange rate at closing) has an expiration date of April 25, 2000. On April 27, 1999, the Company borrowed (pound)10 million ($16.2 million) under this facility.

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

     During the second quarter of 1999, the Company completed two term securitizations totaling approximately $1.1 billion. In April 1999, the Company issued, through a trust, $500 million in certificates with an estimated term of 60 months backed by home equity loan receivables. In June 1999, through the Providian Master Trust, the Company issued approximately $619 million in certificates with a term of 60 months backed by credit card receivables.

     For diversification and flexibility, in addition to publicly issued term securities, the Company uses commercial paper-based conduit facilities and other variable funding programs to securitize loan receivables. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit and variable funding facilities totaled $2.3 billion as of June 30, 1999.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of June 30, 1999:

                                                                          Amount
                                                                      Amortizing
          Year                                             (Dollars in millions)
          ----------------------------------- ----------------------------------
          1999                                                            $  256
          2000                                                               979
          2001                                                             1,045
          2002                                                             1,300
          2003                                                             1,387
          2004                                                               652

     The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace securitization funding based on the amortization schedule summarized above, although no assurances can be given to that effect.

Capital Adequacy
     Each of the Company's banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholder's equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is "well capitalized" or "adequately capitalized":

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

     At June 30, 1999, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                                         Providian
                                                                          National            Providian
   Capital Ratio                                                            Bank                 Bank
   ----------------------                                             ----------------     ---------------
   Total Risk-Based                                                        10.25%               10.88%
   Tier 1                                                                   8.89%                9.55%
   Leverage                                                                10.00%                7.22%

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

     The Company's fixed APR credit card receivables have no stated maturity or repricing period. However, the Company's credit card receivables may be repriced by the Company upon providing the required prior notice to the customer, which is generally no more than 30 days.

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

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at June 30, 1999 and takes into consideration the Company's current hedging activity:

                                                                               June 30, 1999 (1)
                                                                           ---------------------------
   Change in Interest Rates                                                   Percentage Change In
                                                                           ---------------------------
   (In Basis Points)                                                         NII (2)       MVPE (3)
   ----------------------------------------------------------------------- ------------- -------------
   +200                                                                       (2.4)%        (8.4)%
   Flat                                                                          0%            0%
   -200                                                                        3.4%         10.8%

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

     All hedging transactions are over-the-counter interest rate swap and cap transactions executed with highly rated United States and international banks under standard Master Agreements of the International Swap and Derivatives Association, Inc. and hedge identified interest rate risks both for accounting and tax purposes. The Company does not trade in derivatives or use derivatives to speculate on interest rates or as an investment vehicle. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                             June 30
                                                       --------------------------------------------------------------------
(Dollars in thousands)                                      1999              1998              1999              1998
                                                       --------------    --------------    --------------    --------------
Interest rate swap agreements:
         Beginning Balance                                $   635,500       $   955,500         $ 635,500         $ 955,500
         Additions                                             15,000            66,667            15,000           166,667
         Maturities                                            15,000           886,667            15,000           986,667
                                                       --------------    --------------    --------------    --------------
         Ending Balance                                   $   635,500       $   135,500         $ 635,500         $ 135,500
                                                       ==============    ==============    ==============    ==============

Interest rate caps:
         Beginning Balance                                $   669,099       $   709,470         $ 670,960         $ 922,220
         Additions                                             12,250           332,500            62,250           332,500
         Maturities                                            33,640           350,000            85,501           562,750
                                                       --------------    --------------    --------------    --------------
         Ending Balance                                   $   647,709       $   691,970         $ 647,709         $ 691,970
                                                       ==============    ==============    ==============    ==============


     Notional amounts of interest rate swaps outstanding have increased to better match the changing mix of the Company's assets and liabilities. As market conditions or the Company's asset/liability mix change, the Company may increase or decrease the notional amount of swaps and caps outstanding in order to manage the Company's interest rate risk profile.

     The Company manages credit risk arising from derivative transactions through an ongoing credit review, approval, and monitoring process. "Credit risk" for these derivative transactions is defined as the risk that a loss will occur as the result of a derivative counterparty defaulting on a contract when the contract is in a favorable economic position to the Company. The Company may enter into master netting, market settlement, or collateralization agreements with swap counterparties to reduce the exposure to credit risk with the individual counterparty. The Company establishes credit risk limits for each counterparty based on total net credit exposure to such counterparty. The Company monitors exposure to counterparty credit risk through sensitivity testing. Probable worst-case scenarios are considered to determine the maximum credit risk exposure for derivatives associated with a particular counterparty. If counterparty credit risk is determined to exceed the pre-established limit, then action is taken to limit the Company's exposure with that counterparty.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
     Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices. Following the initial media coverage, the San Francisco District Attorney's office confirmed that it had commenced an investigation into the Company's sales and collections practices, including the marketing of certain fee-based products and the posting of customer payments. The remedies available to the District Attorney's Office include, but are not limited to, damages, penalties, fines and injunctive relief. The Company is cooperating fully with the District Attorney's Office in its investigation.

     Since May 1999, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed on August 3, 1999 in California state court in San Francisco against the Company, Providian National Bank ("PNB") and certain other subsidiaries, and seeks unspecified damages, including actual and punitive damages, attorney's fees and injunctive relief. The complaint alleges unfair and deceptive business practices, including failure to credit payments in a timely fashion, which resulted in the imposition of fees, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. One additional action pending in Alameda County, California, is due to be combined with the Consolidated Action by stipulation of the parties.

     As of August 13, 1999, four similar putative class actions were pending in state courts and seven were pending in federal courts. One state case was filed in Alameda County, California and one in San Mateo County, California; a petition is pending to coordinate both these actions with the Consolidated Action. In addition, one putative class action was filed in Cook County, Illinois. The Company's motion to dismiss this action is pending. Another was filed in Bullock County, Alabama and has been removed to the United States District Court for the Middle District of Alabama. Plaintiff's motion to remand is pending. The remaining putative class actions are pending in federal courts in the Northern District of California, the Eastern District of Pennsylvania, and the District of Massachusetts. These federal actions are the subject of a motion pending before the Judicial Panel on Multidistrict Litigation ("MDL") to transfer and coordinate the actions in a single district court. If the Alabama action mentioned above remains in federal court, the Company will seek to have it included it in the MDL proceedings.

     These other state and federal actions contain substantially the same allegations as those alleged in the Consolidated Action; certain of the actions also allege one or more of the following: that the account agreement with customers contained unconscionable terms and fees, that statements sent to customers failed to include Credit Protection and other add-on fees in the calculation of the annual percentage rate disclosed in such agreements, refusal to honor cancellation requests, improper obtaining of credit reports, breached promises to raise credit limits, breached promises of high credit limits, and unlawful tying of Credit Protection to credit card and other products.

     A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, alleges, in general, that the Company and certain of its officers made false and misleading statements concerning the Company's future prospects and financial results in violation of the federal securities laws. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys fees. As of August 13, 1999, the consolidated complaint had not been filed.

     The investigation and actions described above are at a very early stage. No specific measure of damages has been demanded and, in most cases, the Company's response is not yet due. An informed assessment of the ultimate outcome or potential liability associated with these matters is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all claims; however, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

     In addition, the Company is commonly subject to various other pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of the Company, any liability that is likely to arise with respect to these additional actions will not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Item 4.  Submission of Matters to a Vote of Security holders.
(a)      The 1999 Annual Meeting of Stockholders was held on May 11, 1999.

(b)      The following directors were elected at such meeting:

         Christina L. Darwall
         Ruth M. Owades
         John L. Weinberg

         The following directors continued their term of office after such meeting:

         Shailesh J. Mehta          James V. Elliott
         F. Warren McFarlan         Lyle Everingham
         Larry D. Thompson          J. David Grissom

(c)      The following matters were voted upon at such meeting:

         Election of Directors              Votes For             Votes Withheld
                                            ---------             --------------
         Christina L. Darwall              124,357,848                834,551
         Ruth M. Owades                    124,333,984                858,415
         John L. Weinberg                  122,962,481               2,229,918


         Item                                           Votes For            Votes Against         Abstain
                                                        ---------            -------------         -------

         Approval of an amendment to the
         Company's Certificate of Incorporation       114,856,049               9,987,311          349,039
         to increase the number of authorized
         shares of common stock


         Ratification of the selection of Ernst
         & Young LLP as independent auditors of       124,823,898                  62,072          306,429
         the Company for 1999

         No other matter was voted upon at such meeting.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K.

         Exhibit 10.1 1997 Stock Option Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Stock Option Plan (as amended and restated June 4, 1997), adopted
                       May 11, 1999.

         Exhibit 10.2 Stock Ownership Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation Stock Ownership Plan (as amended and restated June 23, 1998), adopted
                       May 11, 1999.

         Exhibit 10.3 1997 Employee Stock Purchase Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Employee Stock Purchase Plan, adopted June 29, 1999.

         Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earning to Combined Fixed Charges and Preferred Stock Dividend Requirements.

         Exhibit 27.1  Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on May 19, 1999 with respect to its Medium Term Note Program.

(e) Ratio of Earnings to Fixed Charges and Ratio of Earning to Combined Fixed Charges and Preferred Stock Dividend Requirements


                                                   Six Months
                                                      Ended
                                                     June 30                           Year Ended December 31
                                                                   -------------------------------------------------------------
(Dollars in thousands)                                 1999           1998         1997        1996         1995         1994
                                                    ----------     ----------   ----------  ----------   ----------   ----------
EARNINGS TO FIXED CHARGES:
        Excluding interest on deposits                 9.47           10.88        14.20       5.93         4.90         5.17
        Including interest on deposits                 3.16            2.93         2.66       2.34         2.34         2.69
EARNINGS TO COMBINED FIXED CHARGES
AND PREFERRED STOCK: (1)
        Excluding interest on deposits                 9.47           10.88        13.28       5.19         4.32         4.40
        Including interest on deposits                 3.16            2.93         2.63       2.25         2.24         2.51

    (1) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.


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

                                           Providian Financial Corporation
                                           -------------------------------
                                                    (Registrant)


Date: August 16, 1999                      /s/ David J. Petrini
                                           --------------------
                                           David J. Petrini
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Signatory)

Date: August 16, 1999                      /s/ Daniel Sanford
                                           ------------------
                                           Daniel Sanford
                                           Senior Vice President and Controller
                                           (Chief Accounting Officer and Duly
                                           Authorized Signatory)

                                  EXHIBIT INDEX


Exhibit No.
-----------

Exhibit 10.1 1997 Stock Option Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Stock Option Plan (as amended and restated June 4, 1997), adopted May 11, 1999

Exhibit 10.2 Stock Ownership Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation Stock Ownership Plan (as amended and restated June 23, 1998), adopted May 11, 1999

Exhibit 10.3 1997 Employee Stock Purchase Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Employee Stock Purchase Plan, adopted June 29, 1999

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

Exhibit 27.1   Financial Data Schedule