Form 10-Q
period 1999-09-30
PROVIDIAN FINANCIAL CORP
filed 1999-11-15
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934
         For the  transition  period  from  _________  to _________


                                     1-12897
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
             ------------------------------------------------------
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


                                 Not Applicable
 ---------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---      ---

     As of October 29, 1999, there were 141,970,825 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                               September 30, 1999


PART I.   FINANCIAL INFORMATION                                             Page

          Item 1.  Financial  Statements (unaudited):
                     Condensed Consolidated Statements of Financial
                       Condition...............................................3
                   Condensed Consolidated Statements of Income.................4
                   Condensed Consolidated Statements of Changes in
                     Shareholders' Equity......................................5
                   Condensed Consolidated Statements of Cash Flows.............6
                   Notes to Condensed Consolidated Financial
                     Statements............................................... 7

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................12

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..........................................29

          Item 6.  Exhibits and Reports on Form 8-K...........................29

Signatures....................................................................30

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition (Unaudited)
Providian Financial Corporation and Subsidiaries
                                                                                    September 30            December 31
(Dollars in thousands, except share data)                                               1999                    1998
                                                                                    ------------            -----------
Assets:
Cash and cash equivalents                                                             $ 253,732               $ 176,348
Federal funds sold                                                                      938,164                 297,869
Investment securities:
  Available-for-sale                                                                    251,838                 114,858
  Held-to-maturity                                                                      126,234                 318,817
Loans receivable, less allowance for credit losses of $832,783 at
  September 30, 1999 and $451,245 at December 31, 1998                                8,657,300               5,282,014
Premises and equipment, net                                                             127,916                  82,858
Interest receivable                                                                      79,720                  51,801
Due from securitizations                                                                593,739                 454,374
Deferred taxes                                                                          488,386                 306,234
Other assets                                                                            217,079                 146,042
                                                                                    -----------             -----------

        Total assets                                                                $11,734,108             $ 7,231,215
                                                                                    ===========             ===========

Liabilities:
Deposits:
  Non-interest bearing                                                              $    35,087             $    48,220
  Interest bearing                                                                    7,318,474               4,624,078
                                                                                    -----------             -----------
                                                                                      7,353,561               4,672,298

Short-term borrowings                                                                   959,438                 472,500
Long-term borrowings                                                                  1,029,360                 399,757
Deferred fee revenue                                                                    504,677                 334,617
Accrued expenses and other liabilities                                                  563,516                 388,856
                                                                                    -----------             -----------
        Total liabilities                                                            10,410,552               6,268,028

Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (Capital Securities)                               160,000                 160,000

Shareholders' Equity:
Common stock, par value $.01 per share (authorized: 800,000,000 shares; issued and outstanding: September 30, 1999 - 141,902,782 shares;
  December 31, 1998 - 141,732,008 shares)                                                   954                     954
Retained earnings                                                                     1,240,554                 866,005
Cumulative other comprehensive income                                                      (680)                   (320)
Common stock held in treasury - at cost: (September 30, 1999 - 1,217,198
  shares; December 31, 1998 - 1,405,972 shares)                                         (77,272)                (63,452)
                                                                                    -----------             -----------
        Total shareholders' equity                                                    1,163,556                 803,187
                                                                                    -----------             -----------
        Total liabilities and shareholders' equity                                  $11,734,108             $ 7,231,215
                                                                                    ===========             ===========

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Income (Unaudited)
Providian Financial Corporation and Subsidiaries


                                                                      Three Months Ended                     Nine Months Ended
                                                                          September 30                          September 30
                                                                ---------------------------         --------------------------------
(Dollars in thousands, except per share data)                      1999              1998              1999                  1998
                                                                ---------         ---------         ----------            ----------

Interest income:
  Loans                                                         $ 424,597         $ 210,565         $1,062,171            $ 565,848
  Investment securities                                            14,651             7,661             41,622               23,175
                                                                ---------         ----------        ----------            ---------
  Total interest income                                           439,248           218,226          1,103,793              589,023

Interest expense:
  Deposits                                                         89,073            51,153            227,302              146,276
  Borrowings                                                       28,546             9,997             71,088               31,161
                                                                ---------         ----------        ----------            ---------
  Total interest expense                                          117,619            61,150            298,390              177,437

        Net interest income                                       321,629           157,076            805,403              411,586

Provision for credit losses                                       288,279           168,217            725,574              343,724
                                                                ---------         ----------        ----------            ---------

        Net interest income after provision
        for credit losses                                          33,350           (11,141)            79,829               67,862

Non-interest income:
  Servicing and securitizations                                   157,802           156,341            437,776              427,134
  Credit product fee income                                       484,153           199,236          1,240,782              416,491
  Other                                                             9,163             1,723             21,274                2,387
                                                                ---------         ----------        ----------            ---------
                                                                  651,118           357,300          1,699,832              846,012
Non-interest expense:
  Salaries and employee benefits                                  132,579            64,965            350,350              185,610
  Solicitation                                                    115,972            53,258            317,650              141,533
  Occupancy, furniture and equipment                               23,745            12,963             57,926               35,317
  Data processing and communication                                33,593            16,005             88,207               53,839
  Other                                                           127,299            63,315            314,001              165,185
                                                                ---------         ----------        ----------            ---------
                                                                  433,188           210,506          1,128,134              581,484
                                                                ---------         ----------        ----------            ---------

        Income before income taxes                                251,280           135,653            651,527              332,390

Income tax expense                                                100,408            53,092            260,623              130,858
                                                                ---------         ----------        ----------            ---------
        Net Income                                              $ 150,872         $  82,561         $  390,904            $ 201,532
                                                                =========         ==========        ==========            =========

Earnings per share - basic                                      $    1.07         $    0.58         $     2.77            $    1.42
                                                                =========         ==========        ==========            =========
Earnings per share - assuming dilution                          $    1.04         $    0.57         $     2.69            $    1.39
                                                                =========         ==========        ==========            =========

Cash dividends paid per share                                   $    0.05         $    0.03         $     0.15            $    0.10
                                                                =========         ==========        ==========            =========

Weighted average common shares outstanding - basic (000)          141,296           142,044            141,316              142,116
                                                                =========         ==========        ==========            =========
Weighted average shares and assumed conversions (000)             145,070           145,500            145,553              145,189
                                                                =========         ==========        ==========            =========

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Providian Financial Corporation and Subsidiaries



                                                                                           Cumulative     Common
                                                                Additional                 Other          Stock
                                                    Common      Paid-In      Retained      Comprehensive  Held in
(Dollars in thousands, except per share data)       Stock       Capital      Earnings      Income         Treasury       Total
                                                    ------      ----------   -----------   -------------  ---------      ----------
Balance at December 31, 1997                        $ 954       $ 4,217      $  599,856    $      -       $ (9,913)      $  595,114
Comprehensive income:
     Net Income                                                                 201,532                                     201,532
     Other comprehensive income, net of
        income tax:
           Unrealized loss on securities net of
              income taxes of $30                                                               (266)                          (266)
                                                                                                                           --------
Comprehensive income                                                                                                        201,266
Cash dividend:
     Common - $0.10 per share                                                   (14,272)                                    (14,272)
Cash Dividend Declared:
     Common - $0.05 per share                                                    (7,101)                                     (7,101)
Stock Dividend Declared:
     Dividend rate of 50%. Par $0.01                                473            (473)                                       -
Purchase of 1,561,844 common
      shares for treasury                                         4,251                                    (74,293)         (70,042)
Exercise of stock options and other awards                      (12,334)        (13,733)                    31,580            5,513
Issuance of restricted and unrestricted
      stock less forfeited shares                                 1,420                                      3,685            5,105
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $2,890                          (2,215)                                                     (2,215)
Put warrant premium                                               1,325                                                       1,325
Net tax effect from exercise of stock options
     and issuance of restricted stock                             2,863                                                       2,863

                                                    -----       -------      ----------    ---------      --------       ----------
Balance at September 30, 1998                       $ 954       $  -         $  765,809    $    (266)     $(48,941)      $  717,556
                                                    =====       =======      ==========    =========      ========       ==========

Balance at December 31, 1998                        $ 954       $    -       $  866,005    $    (320)     $(63,452)      $  803,187
Comprehensive income:
     Net Income                                                                 390,904                                     390,904
     Other comprehensive income, net of
        income tax:
           Unrealized loss on securities net of
                income taxes of $205                                                            (311)                          (311)
           Foreign currency translation adjustments
                net of income taxes of $33                                                       (49)                           (49)
                                                                                                                         ----------
     Other comprehensive income                                                                                                (360)
                                                                                                                         ----------
Comprehensive income                                                                                                        390,544
Cash dividend:
     Common - $0.15 per share                                                   (21,272)                                    (21,272)
Purchase of 938,619 common
      shares for treasury                                        25,723                                    (97,572)         (71,849)
Exercise of stock options and other awards                      (57,564)          4,917                     74,919           22,272
Issuance of restricted and unrestricted
      stock less forfeited shares                                  (440)                                     8,833            8,393
Deferred compensation related to
      grant of restricted and unrestricted
      stock less amortization of $5,711                          (2,682)                                                     (2,682)
Net tax effect from exercise of stock options
     and issuance of restricted stock                            34,963                                                      34,963
                                                    -----       ----------   ----------    ---------      --------       ----------
Balance at September 30, 1999                       $ 954       $    -       $1,240,554    $    (680)     $(77,272)      $1,163,556
                                                    =====       ==========   ==========    =========      ========       ==========

See notes to condensed consolidated financial statements.


Condensed Consolidated Statements of Cash Flows (Unaudited)
Providian Financial Corporation and Subsidiaries

                                                                                                         Nine Months Ended
                                                                                                           September 30
                                                                                               ----------              ----------
(Dollars in thousands)                                                                            1999                     1998
                                                                                               ----------              ----------
Operating Activities:
    Net Income                                                                                 $  390,904              $  201,532
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses                                                                725,574                 343,724
       Depreciation and amortization of premises and equipment                                     23,308                  13,020
       Amortization of net loan acquisition costs                                                  41,182                  34,750
       Amortization of deferred compensation
         related to restricted and unrestricted stock                                               5,711                   2,890
       Amortization of deferred fee revenue                                                      (411,667)               (117,319)
       Increase in deferred income tax benefit                                                   (181,917)               (108,912)
       Increase in deferred fee revenue                                                           681,273                 299,514
       Increase in interest receivable                                                            (27,919)                (18,651)
       Net increase in other assets                                                              (112,195)                (37,367)
       Net increase in accrued expenses and other liabilities                                     110,077                 106,697
                                                                                               ----------              ----------

                             Net Cash Provided by Operating Activities                          1,244,331                 719,878

Investing Activities:
       Net decrease (increase) in money market instrument investments                              99,882                 (17,825)
       Net cash used for loan originations and principal
         collections on loans receivable                                                       (5,083,567)               (782,028)
       Net increase in securitized loans                                                        1,109,720               1,050,019
       Portfolio acquisitions                                                                    (127,119)             (1,922,766)
       (Increase) decrease in due from securitizations                                           (139,365)                 82,214
       Purchases of investment securities                                                        (170,742)                (98,860)
       Proceeds from maturities of  investment securities                                         125,950                  15,075
       Increase in federal funds sold                                                            (640,295)               (101,079)
       Net purchases of premises and equipment                                                    (68,366)                (27,391)
                                                                                               ----------              ----------
                             Net Cash Used by Investing Activities                             (4,893,902)             (1,802,641)

Financing Activities:
       Net increase in deposits                                                                 2,681,263                 713,955
       Proceeds from issuance of term federal funds                                             1,718,000                 594,000
       Repayment of term federal funds                                                         (1,712,000)               (435,000)
       Increase (decrease) in other short-term borrowings                                         480,938                 (82,000)
       Increase in long-term borrowings                                                           629,603                 399,737
       Purchase of treasury stock                                                                 (71,849)                (70,042)
       Put warrant premium                                                                           -                      1,325
       Dividends paid                                                                             (21,272)                (14,272)
       Proceeds from exercise of stock options                                                     22,272                   5,513
                                                                                               ----------              ----------
                             Net Cash Provided by Financing Activities                          3,726,955               1,113,216
                                                                                               ----------              ----------

Net Increase in Cash and Cash Equivalents                                                          77,384                  30,453
Cash and cash equivalents at beginning of period                                                  176,348                 112,522
                                                                                               ----------              ----------
Cash and cash equivalents at end of period                                                     $  253,732              $  142,975
                                                                                               ==========              ==========


See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1999  (Unaudited)

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

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note 2 - Earnings Per Share

     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                        Three Months Ended September 30       Nine Months Ended September 30

(In thousands, except per share data)                      1999             1998              1999              1998
                                                         ---------       ----------        ----------        ----------
Income available to common stockholders                  $ 150,872       $   82,561        $  390,904        $  201,532
                                                         =========       ==========        ==========        ==========

Weighted average shares outstanding--basic                 141,296          142,044           141,316           142,116
Effect of dilutive securities
   Restricted stock issued--non vested                         549              488               551               516
   Employee stock options                                    3,088            2,968             3,686             2,556
   Forward purchase contracts                                  137              -                 -                 -
                                                         ---------       -----------       ----------        ----------
Dilutive potential common shares                             3,774             3,456            4,237             3,072
Adjusted weighted average shares and assumed             ---------       -----------       ----------        ----------
  conversions                                              145,070           145,500          145,553           145,189
                                                         =========       ===========       ==========        ==========

Earnings per share--basic                                $    1.07       $      0.58       $     2.77        $     1.42
                                                         =========       ===========       ==========        ==========

Earnings per share--assuming dilution                    $    1.04       $      0.57       $     2.69        $     1.39
                                                         =========       ===========       ==========        ==========



Note 3 - Loans Receivable and Allowance for Credit Losses
         The following is a summary of the Company's loans receivable:

(Dollars in thousands)                                September 30, 1999        December 31, 1998
                                                      ------------------        -----------------
Credit card and line of credit loans                  $   8,294,250             $   5,129,835
Home loans                                                1,220,043                   606,657
Other                                                         6,442                     4,614
                                                      -------------             -------------
                                                          9,520,735                 5,741,106
Allowance for credit losses                                (832,783)                 (451,245)
Net deferred origination fees                               (30,652)                   (7,847)
                                                      -------------             -------------
                                                      $   8,657,300             $   5,282,014
                                                      =============             =============

 The activity in the allowance for credit losses for the nine months ended September 30, 1999 and 1998 was as follows:


                                                      Nine Months Ended September 30
(Dollars in thousands)                                  1999              1998
                                                  -----------          ----------
Balance at beginning of period                    $   451,245          $  145,312
Provision for credit losses                           725,574             343,724
Reserve acquired                                       14,310             178,459
Credit Losses                                        (414,783)           (279,877)
Recoveries                                             56,437              21,459
                                                  -----------          ----------
Net credit losses                                    (358,346)           (258,418)
                                                  -----------          ----------
Balance at end of period                          $   832,783          $  409,077
                                                  ===========          ==========

Note 4 - Senior and Subordinated Bank Notes

     During the first nine months of 1999, the Company, through one of its banking subsidiaries, issued an additional $630 million of senior bank notes through a program that was established in 1998. The total notes outstanding under this program as of September 30, 1999 was $1 billion.

Note 5 - Shareholders' Equity

     During the third quarter of 1999, the Company extended an existing agreement and entered into a new agreement to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreements may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is greater than the forward purchase price, the Company will receive the net differential. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the Company will settle the agreed upon premium amount. As of September 30, 1999, the agreements covered 568,913 shares of the Company's common stock at a weighted forward price of $110.73 per share. During the nine months ended September 30, 1999, settlements from the forward purchase agreements resulted in the receipt of 248,319 shares of common stock and the payment of $1.3 million in premium amounts recorded as adjustments to additional paid in capital.

Note 6 - Comprehensive Income

     The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:

                                                          Unrealized          Foreign         Cumulative Other
                                                           Loss on            Currency         Comprehensive
(Dollars in thousands)                                    Securities         Translation         Income
                                                          ----------         -----------     -----------------
Beginning balance, December 31, 1998                      $    (320)         $     -         $    (320)
Current year other comprehensive income                        (311)              (49)            (360)
                                                          ---------          --------        ---------
Ending balance, September 30, 1999                        $    (631)         $    (49)       $    (680)
                                                          =========          ========        =========

Note 7 - Commitments and Contingencies

     Since May 1999, following media coverage highlighting certain of the Company's sales and collections practices, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. An action is also pending in which the plaintiffs allege, in general, that the Company and certain of its officers made false and misleading statements in violation of the federal securities laws. The lawsuits filed against the Company are at a very early stage. An informed assessment of the ultimate outcome or potential liability associated with these matters is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all claims made against it. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

     Following the initial media coverage the San Francisco District Attorney's Office began an investigation into the Company's sales and collections practices, including the marketing of certain fee-based products and the posting of customer payments. In addition, on November 5, 1999 the Company received an inquiry from the Connecticut Attorney General's Office seeking information in connection with a civil investigation into the Company's credit card issuance and billing practices. The remedies available to the San Francisco District Attorney's Office and the Connecticut Attorney General's Office include, but are not limited to, damages, penalties, fines and/or injunctive relief. The Company continues to cooperate with the San Francisco District Attorney's Office through ongoing discussions but there can be no certainty as to the outcome of those discussions. The Company also has met with and intends to cooperate with the Connecticut Attorney General's Office.


     In response to customer concerns, the Company introduced an enhanced customer satisfaction program. In addition, the Company engaged an independent consultant to examine payment crediting processes. After performing test procedures at each of the six sites at which the Company processes credit card payments, four of which are operated by outside vendors, the independent consultant found no evidence that the Company or any of its vendors were intentionally withholding payments from processing.

     In the course of implementing the enhanced customer satisfaction program, the Company discovered a programming error that had resulted, over a period of months, in the billing of erroneous late fees related to specific weekend days. These errors have been corrected, and refunds have been provided to affected customers.

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

     The following is a summary of the Company's segment activity on a managed loan basis for the nine months ended September 30, 1999 and 1998:

                                                    Credit               Home
(Dollars in thousands)                               Card                Loan          Other              Total
                                                --------------         ---------      --------       --------------
Three Months Ended September 30, 1999
  Revenue                                       $    1,055,841           42,584        10,221        $    1,108,646
  Profit or loss                                $      270,900           (2,818)      (11,024)       $      257,058
  Assets                                        $   16,636,125        1,720,043        49,994        $   18,406,162
Three Months Ended September 30, 1998
  Revenue                                       $      612,636           23,047          --          $      635,683
  Profit or loss                                $      138,777             (260)         --          $      138,517
  Assets                                        $   10,748,482        1,029,704          --          $   11,778,186

Nine Months Ended September 30, 1999
  Revenue                                       $    2,796,685          105,702        20,357        $    2,922,744
  Profit or loss                                $      735,727           (1,437)      (41,053)       $      693,237
  Assets                                        $   16,636,125        1,720,043        49,994        $   18,406,162
Nine Months Ended September 30, 1998
  Revenue                                       $    1,554,476           59,981          --          $    1,614,457
  Profit or loss                                $      334,771            6,549          --          $      341,320
  Assets                                        $   10,748,482        1,029,704          --          $   11,778,186


     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the periods ended September 30, 1999 and 1998:

                                                 Three months Ended September 30    Nine months Ended September 30

(Dollars in thousands)                                1999            1998          1999              1998
                                                  -----------------------------  ----------------------------------
Total segment profits                             $  257,058       $  138,517    $  693,237       $  341,320
Corporate and other                                   (5,778)         (2,864)       (41,710)          (8,930)
                                                  -----------      ----------    -----------      -----------
   Income before income taxes                     $  251,280       $  135,653    $  651,527       $  332,390
                                                  ===========      ==========    ===========      ===========

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

Forward-Looking Information

     Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions and operations, litigation and Year 2000 readiness. These and other risks and uncertainties are described in detail in the Company's 1998 Annual Report on Form 10-K under the heading "Cautionary Statements," and in other filings made by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

     Net  income  for the three  months  ended  September  30,  1999 was  $150.9 million, an increase of 83% over net income of $82.6 million for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $390.9 million, an increase of 94% over net income of $201.5 million for the nine months ended September 30, 1998. This increase was primarily attributable to continued growth in customer accounts and loans outstanding and strong growth in fee revenue.

     In May 1999, following extensive media coverage highlighting certain of the Company's sales and collections practices, the Company introduced an enhanced customer satisfaction program. In addition, the Company engaged an independent consultant to examine payment-crediting processes. After performing test procedures at each of the six sites at which the Company processes credit card payments, four of which are operated by outside vendors, the independent consultant found no evidence that the Company or any of its vendors were intentionally withholding payments from processing.

     In the course of implementing the enhanced customer satisfaction program, the Company discovered a programming error that had resulted, over a period of months, in the billing of erroneous late fees related to specific weekend days. These errors have been corrected, and refunds have been provided to affected customers. In June 1999 the Company recorded a one-time charge of $20 million to cover the estimated cost of such refunds.

     The Company continued to strengthen net interest margins while relying less on low introductory rates to attract customers. As of September 30, 1999, managed loans, which include on-balance sheet and securitized loans, increased by $6.6 billion, or 56%, over September 30, 1998. This growth was achieved through increases in the Company's loan originations (particularly loans made under lower line credit card products) combined with strategic acquisitions of credit card portfolios and activation of existing customer accounts. The Company continues to evaluate acquisitions on an opportunistic basis as the credit card market continues its consolidation. While the acquisitions environment may provide many opportunities, the focus of the Company's acquisition strategy will continue to be guided by its return driven approach.

     The Company's managed net interest margin on loans increased to 12.40% in the third quarter of 1999 from 12.01% for the same period in 1998, reflecting growth in higher yield portfolios and the impact of repricing programs. The managed net credit loss rate for the third quarter of 1999 decreased to 6.40% from 7.77% for the same period in 1998, reflecting improved credit loss rates on our core and acquired portfolios. The 30+ day managed delinquency rate for the third quarter of 1999 increased to 5.20% from 4.70% for the second quarter and reflects the seasoning of the Company's lower line asset classes. This seasoning is expected to result in a reversal of the favorable loan loss trend the Company has enjoyed during the first three quarters of 1999, with the managed net credit loss rate expected to rise back to the 7% range during the fourth quarter of 1999. The dollar contribution to managed revenue from non-interest income in the third quarter increased more than 110% over the same period in 1998 to $560.6 million, due to increased revenue from activity and loan performance fees and membership services revenue. The Company reinvested a portion of the increased managed revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, through the expansion of the employee base and product support systems. Year over year, non-interest expense increased $223 million during the third quarter of 1999 to $433.2 million, reflecting expenses associated with servicing a greater number of customers and increased marketing activity.

     The Company's return on average assets continued to improve, increasing to 5.62% for the third quarter of 1999. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to targeting and pricing. The Company believes this strategy has been responsible for its continued overall superior financial performance. The Company continued to strengthen its balance sheet during the third quarter of 1999 with improved profitability, combined with a high level of capital retention, and was able to increase its return on equity to 54.89% for the third quarter of 1999 from 45.74% for the same period in 1998.

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

                                                                     Three Months Ended                      Nine Months Ended
                                                                         September 30                          September 30
                                                         -----------------------------------         -------------------------------
(Dollars in thousands)                                       1999               1998                       1999               1998


Period-End Balances:
On-balance sheet consumer loans                                                                     $ 9,520,735         $ 4,987,023
Securitized consumer loans                                                                            8,835,433           6,791,163
                                                                                                    -----------         -----------
    Total managed consumer loan portfolio                                                           $18,356,168         $11,778,186
                                                                                                    ===========         ===========

Average Balances:
On-balance sheet consumer loans                           $ 8,994,243         $ 4,793,697           $ 7,697,174         $ 4,393,731
Securitized consumer loans                                  8,268,226           6,791,077             7,773,717           6,737,492
                                                         ------------         -----------           -----------         -----------
    Total average managed consumer loan portfolio         $17,262,469         $11,584,774           $15,470,891         $11,131,223
                                                         ============         ===========           ===========         ===========

Operating Data and Ratios:
Reported:
        Average earning assets                            $10,094,134         $ 5,317,068           $ 8,758,022         $ 4,930,255
        Return on average assets                                 5.62%               5.74%                 5.57%               4.89%
        Net interest margin (1)                                 12.75%              11.82%                12.26%              11.13%
Managed:
        Average earning assets                            $18,362,360         $12,108,145           $16,531,739         $11,667,747
        Return on average assets                                 3.20%               2.63%                 3.06%               2.13%
        Net interest margin (1)                                 12.15%              11.82%                12.01%              11.07%

(1) Net interest margin is equal to net interest income divided by average earning assets.


Financial Statement Impact

     Securitizations are treated as sales under GAAP. As a result, securitized loans are removed from the balance sheet in exchange for cash proceeds and other consideration. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive its allocated share of collections after payment to third party investors. Such retained interests are recorded at fair value and are included in "Due from securitization" on the Company s statement of financial condition.

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

     The effect of this accounting treatment is to reduce net interest income and the provision for credit losses, and to increase non-interest income, on the Company's statement of income. For the three months ended September 30, 1999 and 1998 this accounting treatment had the effect of: reducing net interest income by $236.2 million and $200.9 million; reducing the provision for credit losses by $145.7 million and $110.6 million; and increasing non-interest income by $90.5 million and $90.3 million. For the nine months ended September 30, 1999 and 1998, this accounting treatment had the effect of: reducing net interest income by $683.5 million and $557.0 million; reducing the provision for credit losses by $455.2 million and $357.8 million; and increasing non-interest income by $228.3 million and $199.2 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitizations income rather than a reduction of reserves for credit losses, the Compan s provision for credit losses is lower than would be the case had such loans not been securitized.

     When loans are securitized, the Company retains a "seller's interest" generally equal to the total amount of the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances and credit losses, the amount of the seller's interest will vary. The seller's interest is classified on the Company's statement of financial condition as loans receivable at par less the associated allowance for credit losses. Periodically, the Company may elect to transfer new loan receivables into a securitized pool in order to maintain the seller's interest above an agreed-upon minimum balance.

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

     Managed risk adjusted revenue and return for the three months ended September 30, 1999 were $819 million and 18.99%, compared to $390 million and 13.46% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 risk adjusted revenue and return were $2,090.6 million and 18.02%, compared to $993.6 million and 11.90% for the nine months ended September 30, 1998. The increase during the third quarter of 1999 is a result of increased yields on portfolios priced according to customer risk, declining use of introductory rates on new accounts and strong growth in fee revenue per customer.

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

     Managed net interest income for the three months ended September 30, 1999 was $557.8 million, compared to $357.9 million for the same period in 1998, an increase of $199.9 million or 56%. Managed net interest margin on average managed loans increased to 12.40% for the three months ended September 30, 1999, from 12.01% for the same period in 1998. For the nine months ended September 30, 1999, managed net interest income was $1,488.9 million, compared to $968.6 million for the same period in 1998, an increase of $520.3 million or 54%. Managed net interest margin on average managed loans increased to 12.35% for the nine months ended September 30, 1999, from 11.54% for the same period in 1998. The increase in managed net interest income and margin reflects an increase in average managed loans, which increased approximately $5.7 billion for the three months ended September 30 1999, combined with higher finance charge yields related to an increase in the number of accounts for lower line credit card products, which generate higher overall finance charge rates and fee income, consistent with the Company's risk adjusted approach to pricing.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 1999 and 1998. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.

                                                                 Three Months Ended September 30
                                      -------------------------------------------------------------------------------------
                                                          1999                                        1998
                                      -------------------------------------------------------------------------------------
                                        Average         Income/       Yield/       Average           Income/         Yield/
(Dollars in thousands)                  Balance         Expense        Rate        Balance           Expense          Rate
                                      -----------      ---------      -------     -----------      ---------        -------
ASSETS:
Interest-Earning assets
      Consumer loans                  $ 8,994,243      $424,597       18.88%      $4,793,697       $210,565         17.57%
      Interest-earning cash               118,129         1,447        4.90%          46,718            572          4.90%
      Federal funds sold                  567,164         7,154        5.05%         181,538          2,573          5.67%
      Investment securities               414,598         6,050        5.84%         295,115          4,516          6.12%
                                      -----------      --------       ------      ----------       --------         ------
Total interest-earning assets          10,094,134      $439,248       17.41%       5,317,068       $218,226         16.42%

Allowance for loan losses                (738,282)                                  (376,307)
Other assets                            1,373,961                                    814,641
                                       ----------                                 ----------
Total assets                          $10,729,813                                 $5,755,402
                                      ===========                                 ==========

LIABILITIES AND EQUITY:
Interest-bearing liabilities
      Deposits                        $ 6,473,313      $ 89,073        5.50%      $3,683,045       $ 51,153          5.56%
      Borrowings                        1,920,960        28,546        5.94%         646,355          9,997          6.19%
                                      -----------      --------       ------      ----------       --------          -----
Total interest-bearing liabilities      8,394,273      $117,619        5.60%       4,329,400       $ 61,150          5.65%

Other liabilities                       1,076,182                                    544,063
                                      -----------                                 ----------
Total liabilities                       9,470,455                                  4,873,463

Capital securities                        160,000                                    160,000

Equity                                  1,099,358                                    721,939
                                      -----------                                 ----------
Total liabilities and equity          $10,729,813                                 $5,755,402
                                      ===========                                 ==========

NET INTEREST SPREAD:                                                  11.81%                                        10.77%
                                                                      ======                                        ======

Interest income to
      average interest-earning assets                                 17.41%                                        16.42%
Interest expense to
      average interest-earning assets                                  4.66%                                         4.60%
                                                                      ------                                        ------
Net interest margin                                                   12.75%                                        11.82%
                                                                      ======                                        ======

                                                              Nine Months Ended September 30
                                        ------------------------------------------------------------------------------------------
                                                       1999                                               1998
                                        ------------------------------------------------------------------------------------------ -

                                          Average         Income/          Yield/           Average         Income/         Yield/
(Dollars in thousands)                    Balance         Expense           Rate            Balance         Expense         Rate
                                        ----------       ----------        ------        ----------        --------         ------
ASSETS:
Interest-Earning assets
      Consumer loans                    $7,697,174       $1,062,171        18.40%        $4,393,731        $565,848         17.17%
      Interest-earning cash                124,272            4,421         4.74%            38,463           1,514          5.25%
      Federal funds sold                   540,251           19,777         4.88%           204,344           8,536          5.57%
      Investment securities                396,325           17,424         5.86%           293,717          13,125          5.96%
                                        ----------       ----------        ------        ----------        --------         ------
Total interest-earning assets            8,758,022       $1,103,793        16.80%         4,930,255        $589,023         15.93%

Allowance for loan losses                 (622,901)                                        (301,279)
Other assets                             1,229,452                                          870,359
                                        ----------                                       ----------
Total assets                            $9,364,573                                       $5,499,335
                                        ==========                                       ==========


LIABILITIES AND EQUITY:
Interest-bearing liabilities
      Deposits                          $5,666,742       $  227,302         5.35%        $3,566,480        $146,276          5.47%
      Borrowings                         1,611,164           71,088         5.88%           686,961          31,161          6.05%
                                        ----------       ----------         -----        ----------        --------          -----
Total interest-bearing liabilities       7,277,906       $  298,390         5.47%         4,253,441        $177,437          5.56%

Other liabilities                          944,750                                          416,807
                                        ----------                                       ----------
Total liabilities                        8,222,656                                        4,670,248

Capital securities                         160,000                                          160,000

Equity                                     981,917                                          669,087
                                        ----------                                       ----------
Total liabilities and equity            $9,364,573                                       $5,499,335
                                        ==========                                       ==========


NET INTEREST SPREAD:                                                       11.33%                                           10.37%
                                                                           ======                                           ======


Interest income to
      average interest-earning assets                                      16.80%                                           15.93%
Interest expense to
      average interest-earning assets                                       4.54%                                            4.80%
                                                                           ------                                           ------
Net interest margin                                                        12.26%                                           11.13%
                                                                           ======                                           ======

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

                                            Three Months Ended September 30                 Nine Months Ended September 30
                                                     1999 vs. 1998                                  1999 vs. 1998
                                     ----------------------------------------------------------------------------------------------

                                                         Change due to (1)                                  Change due to (1)
                                        Increase      -----------------------             Increase        --------------------------
(Dollars in thousands)                 (Decrease)       Volume         Rate              (Decrease)          Volume          Rate
                                      ----------      ---------      --------            ----------        ---------       --------
Interest Income:
Consumer loans                        $214,032        $197,249       $16,783             $496,323          $453,147         $43,176
Federal funds sold                       4,581           4,892          (311)              11,241            12,420          (1,179)
Other securities                         2,409           2,625          (216)               7,206             7,590            (384)
                                      --------        --------       -------             --------          --------         -------
    Total interest income              221,022         204,766        16,256              514,770           473,157          41,613

Interest Expense:
Deposits                                37,920          38,476          (556)              81,026            84,305          (3,279)
Borrowings                              18,549          18,968          (419)              39,927            40,826            (899)
                                      --------        --------        ------             --------          --------         -------
    Total interest expense              56,469          57,444          (975)             120,953           125,131          (4,178)
                                      --------        --------       -------             --------          --------         -------
    Net interest income               $164,553        $147,322       $17,231             $393,817          $348,026         $45,791
                                      ========        ========       =======             ========          ========         =======

(1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the schedule.



Non-Interest Income

     Non-interest income consists primarily of servicing and securitization income and credit product fee income. Total non-interest income increased 82.2%, or $293.8 million, to $651.1 million for the third quarter of 1999 over the same period in 1998. This increase is attributable to increased credit product fee income realized from membership services revenue and to increased late, overlimit, annual membership and processing fees resulting from an increased customer base.

Servicing and Securitization Income

     As of September 30, 1999, securitizations outstanding provided $8.6 billion in funding, representing 45% of total managed funding, compared with $6.8 billion, or 55%, as of September 30, 1998. The decrease in securitizations outstanding as a percentage of total managed funding as of September 30, 1999 was due to the Company's efforts to diversify its funding sources and increase deposit funding. A more detailed discussion of the Company's securitization activities is set forth under "--Funding and Liquidity."

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

     Servicing and securitization income totaled $157.8 million for the quarter ended September 30, 1999 as compared to $156.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, servicing and securitization income was $437.8 million compared to $427.1 million for the same period in 1998. Excess servicing yields on securitized loans remained stable with increasing finance charge revenue and fees being offset by increases in credit losses related to the securitization of acquired portfolios. The increase in excess servicing revenue was offset by a reduction in interest earning securitization principal funding accounts maintained in the prior year to fund the repayment of securitizations that matured in September 1998.

Credit Product Fee Income

     For the three months ended September 30, 1999 and 1998, credit product fee income increased to $484.2 million from $199.2 million, reflecting account growth, loan receivable growth and increased sales of membership services. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitization income. While the Company anticipates continued significant growth in credit product fee income during 1999, there can be no assurance that the historic rate of growth reflected in the Company's third quarter 1999 and in previous periods will continue.

     Credit product fee income includes activity fees, loan performance fees and membership services revenue. Strong growth in new customers, membership services revenue and activity fees contributed to an increase in credit product fee income over the second quarter of 1999. Activity fees, which include interchange income and cash advance, annual membership and processing fees, totaled $217.0 million and $87.7 million for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998 activity fees totaled $569.0 million and $228.3 million. Activity fees have increased as account growth resulted in increased annual membership, cash advance and purchase activity fees. Loan performance fees include late, returned check and overlimit charges. For the three months ended September 30, 1999 and 1998 loan performance fees totaled $101.9 million and $65.4 million, reflecting account growth. For the nine months ended September 30, 1999 and 1998 loan performance fees totaled $284.7 million and $109.8 million, reflecting account growth and increases in late fee rates. Membership services revenue results from the sale of Credit Protection, Home Protection, Providian Health Advantage, Destination Unlimited (formerly DrivePro), Providian BuySmart (formerly PricePro) and
Providian Personal Registry (1) products. The Company recognizes membership services revenue ratably over the term of the product, net of an allowance for estimated refunds, beginning after the end of the free or money-back guarantee period, if any. For the three months ended September 30, 1999 and 1998, membership services revenue totaled $165.2 million and $46.1 million, reflecting increased penetration rates for sales of membership products and increases in the customer base of the Company's lower line credit card product offerings, which generate higher levels of membership services revenue. For the nine months ended September 30, 1999 and 1998 membership services revenue totaled $387.1 million and $78.4 million.

Non-Interest Expense

     Non-interest expense includes loan solicitation costs, such as printing, postage, telemarketing, list processing and credit bureau costs paid to third parties in connection with direct marketing account solicitation efforts. In accordance with GAAP, the Company has capitalized only the direct costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans or the estimated life of the loans for home equity lines of credit loans, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. For the three months ended September 30, 1999 and 1998, loan origination costs were $116.0 million and $53.3 million, reflecting increased direct mail volumes and other marketing initiatives. In the three months ended September 30, 1999 and 1998, the Company amortized loan origination costs of $14.6 million and $15.0 million. For the nine months ended September 30, 1999 and 1998, overall loan origination costs were $317.7 million and $141.5 million while amortized loan origination costs were $41.2 million and $34.8 million.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three and nine months ended September 30, 1999 and 1998:

                                                 Three months Ended September 30           Nine months Ended September 30

(Dollars in thousands)                               1999                  1998              1999                 1998
                                                 ------------           ---------        -----------          ------------
Non-interest expense:
Salaries and employee benefits                   $    132,579           $  64,965        $   350,350          $    185,610
Solicitation                                          115,972              53,258            317,650               141,533
Occupancy, furniture and equipment                     23,745              12,963             57,926                35,317
Data processing and communication                      33,593              16,005             88,207                53,839
Other                                                 127,299              63,315            314,001               165,185
                                                 ------------           ---------        -----------          ------------
       Total                                     $    433,188           $ 210,506        $ 1,128,134          $    581,484
                                                 ============           =========        ===========          ============


(1) Home Protection, Providian Health Advantage, DrivePro and PricePro are registered service marks of Providian Financial. Destination Unlimited, Providian BuySmart and Providian Personal Registry are service marks of Providian Financial for which federal registration is pending.

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

     To address this problem, and in accordance with Year 2000 readiness guidelines established by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, which regulate the Company's banking subsidiaries, the Company initiated a Year 2000 project in November 1996. The Company's Year 2000 project consists of five phases: (1) planning, in which the Year 2000 project team defined the approach to addressing the Year 2000 issue;
(2) inventory, in which the Company's vendors, hardware, internally developed systems and third party-provided software were inventoried and critical systems and critical vendors identified; (3) assessment, in which Year 2000 readiness of the Company's systems was assessed; (4) modification, in which affected systems were replaced, repaired, upgraded, or retired; and (5) testing for Year 2000 compliance.

     The Company is currently in conformity with its banking regulators' Year 2000 requirements. All five phases of the Company's Year 2000 project have been completed, including remediation of internally developed systems, repair and replacement of third party-provided hardware and software, and infrastructure upgrades. Testing of internally developed critical systems was substantially completed in December 1998, while testing by the Company of third party-provided critical systems was substantially completed in March 1999. The Company's testing of all systems was completed in July 1999, with testing of internally developed critical systems and third party-provided critical systems continuing as enhancements are made to the compliant code. During the remaining months of 1999, the Company's Year 2000 project will focus on reviewing controls in place to ensure that systems that are currently Year 2000 ready remain so and on liquidity and cash management planning, as well as validating contingency plans and business resumption and disaster recovery plans. Such monitoring and validation are expected to continue through the end of 1999 into the first few months of 2000.

     The Company depends on technology and other services provided by third parties, including technology vendors, credit providers, and processing providers and on financial systems (such as payment and clearing systems) and the utility infrastructure (such as power, transportation, and telecommunications). The Company relies on these third parties to assess the impact of the Year 2000 issue on the technology and services they provide and to take any necessary corrective action. Substantially all of the Company's critical vendors have represented to the Company that their systems and products are Year 2000 compliant.

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

     The Company's total Year 2000 project costs are expected to be approximately $13.5 million, and the Company has incurred $11.6 million in Year 2000 project expenses through September 30, 1999. The Company expects to fund all Year 2000-related costs through operating cash flows. Year 2000 costs will be expensed as incurred, and the Company believes that such costs will not have a material impact on the Company's future financial results or condition.

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

Income Taxes

     The Company recognized income tax expense of $100.4 million and $53.1 million for the three months ended September 30, 1999 and 1998. The Company's effective tax rate increased to 39.96% for the three months ended September 30, 1999 from 39.14% for the same period in 1998.

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

Delinquencies

     The following table presents the delinquency trends of the Company's on-balance sheet and managed consumer loan portfolio as of September 30, 1999 and 1998. An account is contractually delinquent if the minimum payment is not received by the next billing date. Total delinquencies on managed loans were 5.2% as of September 30, 1999, compared to 5.3% as of September 30, 1998 and 4.7% as of June 30, 1999. The decrease in delinquencies over the third quarter of 1998 reflects improving trends in the Company's gold, platinum and acquired portfolios offset by seasoning in its low line product portfolio. The increase in delinquencies from the second quarter of 1999 reflects the seasoning of the Company's lower line asset classes.

                                                          September 30
                                -------------------------------------------------------------------------
                                               1999                           1998
                                -------------------------------------------------------------------------
                                                       % of                          % of
                                                       Total                         Total
(Dollars in thousands)                Loans            Loans           Loans         Loans
                                  ------------         -------       ---------      -------
Reported:
Loans outstanding                 $ 9,520,735          100.00%       $ 4,987,023    100.00%
Loans delinquent:
     30 - 59 days                 $   186,547            1.96%       $    96,409      1.93%
     60 - 89 days                     133,714            1.40%            62,062      1.24%
     90 or more days                  257,821            2.71%           126,523      2.54%
                                  -----------          -------        ----------    -------
     Total                        $   578,082            6.07%       $   284,994      5.71%
                                  ===========          =======       ===========    =======
Managed:
Loans outstanding                 $18,356,168          100.00%       $11,778,186    100.00%
Loans delinquent:
     30 - 59 days                 $   319,267            1.74%       $   219,754      1.87%
     60 - 89 days                     219,201            1.19%           139,127      1.18%
     90 or more days                  415,887            2.27%           260,889      2.21%
                                  -----------          -------       -----------    -------
     Total                        $   954,355            5.20%       $   619,770      5.26%
                                  ===========          =======       ===========    =======


Net Credit Losses

     Net credit losses for consumer loans include the principal amount of losses from customers unwilling or unable to pay their existing loan balances (including charged-off bankrupt and deceased customer accounts), less current period recoveries. Principal amounts include cash advances, purchases, and certain financed membership services revenue and exclude accrued finance charge and other fee income, which is charged against the related income at the time of credit loss recognition. Losses for cardholder accounts related to fraudulent activity are included in other non-interest expense.

     The annualized managed net credit loss rate decreased to 6.40% for the third quarter of 1999, compared to 7.77% for the same period in 1998, reflecting an improved credit loss rate on acquired portfolios. The managed net credit loss rates for the first nine months of 1999 and 1998 were 7.01% and 7.38%. The seasoning of the Company's lower line asset classes noted previously is expected to result in a reversal of the favorable loan loss trend the Company has enjoyed during the first three quarters of 1999, with the managed net credit loss rate expected to rise back to the 7% range during the fourth quarter of 1999. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's efforts to generate income using a risk adjusted return approach.

     The following table presents the Company's net credit losses and credit loss rates for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30                               September 30
                                            ------------------------------------------------------------------------------
(Dollars in thousands)                            1999                   1998                1999                 1998
                                            -----------------         -----------         ------------        ------------
Reported:
Average loans outstanding                        $ 8,994,243         $ 4,793,697          $ 7,697,174         $ 4,393,731
Net credit losses                                $   130,720         $   114,429          $   358,346         $   258,418
Net credit losses as a percentage
   of average loans outstanding                         5.81%               9.55%                6.21%               7.84%

Managed:
Average loans outstanding                        $17,262,469         $11,584,774          $15,470,891         $11,131,223
Net credit losses                                $   276,398         $   225,089          $   813,593         $   616,303
Net credit losses as a percentage
   of average loans outstanding                         6.40%               7.77%                7.01%               7.38%



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



                                                                         Three Months Ended                       Nine Months Ended
                                                                            September 30                            September 30
                                                              ----------------------------------------------------------------------
(Dollars in thousands)                                            1999               1998              1999                 1998
                                                              -------------       ----------        ------------         -----------
Balance at beginning of period                                $  675,224          $ 355,789         $  451,245           $  145,312
Provision for credit  losses                                     288,279            168,217            725,574              343,724
Reserve acquired                                                    -                  (500)            14,310              178,459
Credit Losses                                                   (148,995)          (123,962)          (414,783)            (279,877)
Recoveries                                                        18,275              9,533             56,437               21,459
                                                              -----------         ---------         ----------           ----------
Net credit losses                                               (130,720)          (114,429)          (358,346)            (258,418)
                                                              -----------         ---------         ----------           ----------

Balance at end of period                                      $  832,783          $ 409,077        $   832,783           $  409,077
                                                              ===========         =========        ===========           ==========
Allowance for credit losses to loans at period-end                                                        8.75%                8.20%

The allowance for credit losses increased to $832.8 million, or 8.75% of on-balance sheet loans, as of September 30, 1999, from $451.2 million, or 7.86% of on-balance sheet loans, as of December 31, 1998. The increase in the allowance for credit losses as a percentage of on-balance sheet loans reflects an increase in loans under lower line credit card products, which are generally expected to experience higher credit loss rates (see " -Risk Adjusted Return and Revenue").

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

     The following table summarizes the contractual maturity of deposits at the Company as of September 30, 1999 and 1998.

                                                       September 30, 1999                            September 30, 1998
                                            ----------------------------------------------------------------------------------------
                                              Direct         Other          Total           Direct         Other           Total
(Dollars in thousands)                       Deposits       Deposits      Deposits         Deposits       Deposits         Deposits
                                            ----------      ----------    ----------       ---------      ----------     ----------
Three months or less                        $  516,926      $  253,515    $  770,441       $  301,995     $  186,922     $  488,917
Over three months through 12 months          1,719,604         747,968     2,467,572          849,989        315,254      1,165,243
Over one year through five years             1,228,503       1,714,056     2,942,559          678,503        610,865      1,289,368
Over five years                                 -              130,000       130,000             -              -              -
Deposits without contractual maturity          989,342          53,647     1,042,989          912,176         71,017        983,193
                                            ----------      ----------    ----------       ----------     ----------     ----------

     Total Deposits                         $4,454,375      $2,899,186    $7,353,561       $2,742,663     $1,184,058     $3,926,721
                                            ==========      ==========    ==========       ==========     ==========     ==========


     Deposits increased to $7.4 billion as of September 30, 1999 from $4.7 billion as of December 31, 1998. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

     During the first nine months of 1999, the Company, through one of its banking subsidiaries, issued $630 million senior bank notes, increasing long-term borrowings to a total of approximately $1.0 billion as of September 30, 1999 from $400 million as of December 31, 1998. The following table shows the Company's unsecured funding availability and outstandings as of September 30, 1999.

                                                                            September 30, 1999
                                                            -------------------------------------------------------------
                                                            Effective/                         Outstanding,       Final
(Dollars or dollar equivalents in thousands)                Issue Date    Availability (1)        Net            Maturity
                                                            ----------    ---------------    -------------       --------
Senior and subordinated Bank Note program (2)(4)                2/98       $  4,000,000      $  1,029,360            2/13
Short-term credit facilities (four 364 day facilities)(3)    Various            290,300            16,200         Various
Long-term credit facility                                       1/99          1,000,000             --               1/03
Providian Financial shelf registration                          6/98          2,000,000             --               --
Capital Securities                                              2/97            160,000           160,000            2/27


(1)  Short-term Bank Notes issued under the Bank Note program and Short-term and
     Long-term  credit  facilities  are  revolving   funding  sources.   Funding
     availability is subject to market conditions.

(2) Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of September 30, 1999.

(3)  Includes sterling facility, using exchange rate as of September 30, 1999.

(4) Bank Notes currently outstanding under the Bank Note program are Medium-term senior Bank Notes.

     On April 26, 1999, the Company entered into a revolving credit facility to finance the Company's expansion into the United Kingdom. The UK revolving credit facility, in the amount of(pound)25 million ($40.3 million equivalent based on the exchange rate at closing) has an expiration date of April 25, 2000. On April 27, 1999, the Company borrowed(pound)10 million ($16.2 million) under this facility.

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

     For diversification and flexibility, in addition to publicly issued term securities, the Company uses commercial paper-based conduit facilities and other variable funding programs to securitize loan receivables. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit and variable funding facilities totaled $2.9 billion as of September 30, 1999.

     During the first nine months of 1999, the Company completed two term securitizations totaling approximately $1.1 billion and one variable funding program in the amount of $1.0 billion.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of September 30, 1999:

                                                                   Amount
                                                               Amortizing
Year                                                (Dollars in millions)
----                                                 --------------------
1999                                                           $      214
2000                                                                  951
2001                                                                1,133
2002                                                                1,384
2003                                                                1,360
2004                                                                  549


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

                                                                             Well               Adequately
                                                                          Capitalized          Capitalized
  Capital Ratio                 Calculation                                 Ratios                Ratios
----------------        -----------------------------------------         -----------          -----------
Total Risk-Based        (Tier 1 + Tier 2)/Total Risk-Based Assets           => 10%             => 8% < 10%
Tier 1                  Tier 1/Total Risk-Based Assets                       => 6%             => 4% < 6%
Leverage                Tier 1/Adjusted average assets                       => 5%             => 4% < 5%


         At September 30, 1999, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                                      Providian
                                                                        National     Providian
Capital Ratio                                                              Bank       Bank
-----------------                                                     ----------     --------
Total Risk-Based                                                      10.07%          19.47%
Tier 1                                                                 8.73%          18.16%
Leverage                                                              10.81%          15.95%

     In accordance with the banking regulators' risk-based capital standards, the amount of risk-based capital that must be maintained for assets transferred with recourse will not exceed the maximum amount of recourse for which a regulated entity is contractually liable under the recourse agreement. This rule, known as the low level recourse rule, applies to transactions accounted for as sales under generally accepted accounting principles in which a bank contractually limits its risk of loss or recourse exposure to less than the full effective minimum risk-based capital requirement for the assets transferred. Low level recourse transactions arise when a bank securitizes assets and uses contractual cash flows (such as interest-only strip receivables and spread accounts), retained subordinated interests, or other assets as credit enhancements. The Company's banking subsidiaries are required to hold risk-based capital equivalent to the maximum recourse exposure on the assets transferred, on a net of-tax basis, not to exceed the amount of risk-based capital that would be required if the low level recourse rule did not apply.

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

     The Company's receivables generally yield either a variable Annual Percentage Rate ("APR"), indexed to the prime rate, or a fixed APR. The Company's fixed APR credit card receivables have no stated maturity or repricing period. However, the Company's credit card receivables may be repriced by the Company upon providing the required prior notice to the customer, which is generally no more than 30 days. The interest rates on the Company's liabilities are generally indexed to LIBOR and bear a fixed rate until maturity. These characteristics of the Company's receivables and liabilities expose the Company to two types of interest rate risk: (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows, which could impact net interest income if liabilities reprice more often than assets, and (b) basis risk, which arises from changing rate relationships between yield curves and markets, which could impact net interest income derived from variable APR receivables if the spread between the prime rate and LIBOR compresses or expands.

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

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at September 30, 1999 and takes into consideration the Company's current hedging activity:

                                                                     September 30, 1999(1)
                                                                   -------------------------
Change in Interest Rates                                             Percentage Change In
(In Basis Points)                                                  -------------------------
                                                                   NII (2)          MVPE (3)
                                                                   -------          --------
+200                                                               (1.6)%           (8.6)%
Flat                                                                  0%               0%
-200                                                                2.1%            10.5%

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


     As part of its interest rate risk measurement process, the Company must make reasonable estimates about how its customers and competitors will respond to changes in market interest rates. In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. Therefore, the table above should be viewed as the Company's best estimate as to the general effect of broad and sustained interest rate movements on the Company's net income.

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

     All hedging transactions are over-the-counter interest rate swap and cap transactions executed with highly rated United States and international banks which hedge identified interest rate risks both for accounting and tax purposes. The Company does not trade in derivatives or use derivatives to speculate on interest rates or as an investment vehicle. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

                                                        Three Months Ended                Nine Months Ended
                                                          September 30                      September 30
                                            ------------------------------------------------------------------------
(Dollars in thousands)                            1999                 1998            1999              1998
                                            ------------------------------------------------------------------------
Interest rate swap agreements:
         Beginning Balance                    $ 635,500            $ 135,500       $ 635,500           $ 955,500
         Additions                              115,000              500,000         130,000             666,667
         Maturities                              10,000                 -             25,000             986,667
                                              ---------            ---------       ---------           ---------

         Ending Balance                       $ 740,500            $ 635,500       $ 740,500           $ 635,500
                                               ========            =========       =========           =========

Interest rate caps and floors:
         Beginning Balance                    $ 647,709            $ 691,970       $ 670,960           $ 922,220
         Additions                               96,750              172,481         159,000             504,981
         Maturities                              98,161              191,720         183,662             754,470
                                              ---------            ---------       ---------           ---------

         Ending Balance                       $ 646,298            $ 672,731       $ 646,298           $ 672,731
                                              =========            =========       =========           =========

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices. Following the initial media coverage, the San Francisco District Attorney's Office began an investigation into the Company's sales and collections practices, including the marketing of certain fee-based products and the posting of customer payments. On November 5, 1999 the Company received an inquiry from the Connecticut Attorney General's Office seeking information in connection with a civil investigation into the Company's credit card issuance and billing practices. The remedies available to the San Francisco District Attorney's Office and the Connecticut Attorney General's Office include, but are not limited to, damages, penalties, fines and/or injunctive relief.

     Since May 1999, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed on August 3, 1999 in California state court in San Francisco against the Company, Providian National Bank and certain other subsidiaries, and seeks unspecified damages, including actual and punitive damages, attorney's fees and injunctive relief. The complaint alleges unfair and deceptive business practices, including failure to credit payments in a timely fashion that resulted in the imposition of fees, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. A few similar actions filed in other California counties have been transferred to San Francisco County and coordinated with the Consolidated Action.

     As of November 12, 1999, four similar putative class actions were pending in state courts and seven were pending in federal courts. One state case was recently filed in San Francisco Superior Court, and will likely be coordinated with the Consolidated Action. Another state case was filed in San Mateo County, California; this case was not coordinated with the Consolidated Action, and will proceed separately. In addition, one putative class action was filed in Cook
County, Illinois. The Company's motion to dismiss this action was granted, although the plaintiff has until November 15, 1999 to amend the complaint. Another action was filed in Bullock County, Alabama. The remaining putative class actions were filed in various federal district courts, and have been transferred by the Federal Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania.

     These other state and federal actions contain substantially the same allegations as those alleged in the Consolidated Action; certain of the actions also allege one or more of the following: that the account agreement with customers contained unconscionable or improper terms and fees, that statements sent to customers failed to include Credit Protection and other add-on fees in the calculation of the annual percentage rate disclosed in such agreements, refusal to honor cancellation requests, improper obtaining of credit reports, breached promises to raise credit limits, breached promises of high credit limits, and unlawful tying of Credit Protection to credit card and other products.

     A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, alleges, in general, that the Company and certain of its officers made false and misleading statements concerning the Company's future prospects and financial results in violation of the federal securities laws. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys fees. As of November 12, 1999, the consolidated complaint had not been filed.

     The Company continues to cooperate and have discussions with the San Francisco District Attorney's Office but there can be no certainty as to the outcome of those discussions. The Company also has met with and intends to cooperate with the Connecticut Attorney General's Office. The lawsuits described above are at a very early stage. No specific measure of damages has been demanded and, in most cases, a response is not yet due. An informed assessment of the ultimate outcome or potential liability associated with these matters is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K.

     Exhibit 10.1    Series  1999-1  Supplement,  dated as of June 1, 1999,
                     to the Pooling and Servicing  Agreement, dated as of
                     June 1, 1993, as amended, between Providian National Bank, as Seller and Servicer, and Bankers Trust Company,
                     as Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on November 3, 1999).

     Exhibit 10.2    Series 1999-2 Supplement, dated as of October 1, 1999.
                     to the Pooling and Servicing Agreement, dated as of June 1, 1993, as amended, between Providian National Bank, as Seller and Servicer, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on November 3, 1999).

     Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 27.1    Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on November 1, 1999 with respect to its Medium Term Note Program.

(e) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.


                                                    Nine Months
                                                      Ended
                                                   September 30,                  Year Ended December 31


(Dollars in thousands)                               1999             1998       1997        1996        1995        1994
                                                     ----             ----       ----        ----        ----        ----

EARNINGS TO FIXED CHARGES:
        Excluding interest on deposits               9.26             10.88      14.20       5.93        4.90        5.17
        Including interest on deposits               3.13              2.93       2.66       2.34        2.34        2.69

EARNINGS TO COMBINED FIXED CHARGES
AND PREFERRED STOCK: (1)
        Excluding interest on deposits               9.26             10.88      13.28       5.19        4.32        4.40
        Including interest on deposits               3.13              2.93       2.63       2.25        2.24        2.51

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


                                            Providian Financial Corporation
                                            -------------------------------
                                                  (Registrant)


Date: November 15, 1999                     /s/ David J. Petrini
                                                --------------------------
                                                David J. Petrini
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Duly Authorized Signatory)

Date: November 15, 1999                     /s/ Daniel Sanford
                                                ---------------------------
                                                Daniel Sanford
                                                Senior Vice President and
                                                Controller (Chief Accounting
                                                Officer and Duly Authorized
                                                Signatory)

                                                        EXHIBIT INDEX


Exhibit No.

Exhibit 10.1 Series 1999-1 Supplement, dated as of June 1, 1999, to the Pooling and Servicing Agreement, dated as of June 1, 1993, as amended, between Providian National Bank, as Seller and Servicer, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on November 3, 1999).

Exhibit 10.2 Series 1999-2 Supplement, dated as of October 1, 1999, to the Pooling and Servicing Agreement, dated as of June 1, 1993, as amended, between Providian National Bank, as Seller and Servicer, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Providian Master Trust's report on Form 8-K filed on November 3, 1999).

Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.


Exhibit 27.1      Financial Data Schedule