Form 10-K405
period 1999-12-31
PROVIDIAN FINANCIAL CORP
filed 2000-03-30
CIK 1035713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]     Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

                         Commission file number 1-12897

                        PROVIDIAN FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                  94-2933952
                  --------                                  ----------
          (State of incorporation)                       (I.R.S. Employer
                                                       Identification No.)

201 Mission Street, San Francisco, California                 94105
---------------------------------------------                 -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 2000, 142,432,920 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $9,130,534,374, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1999, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000 (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

                        PROVIDIAN FINANCIAL CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                     PART I
ITEM 1      Business...................................................................................................  4
            Executive Officers of the Registrant ...................................................................... 17
ITEM 2      Properties................................................................................................. 18
ITEM 3      Legal Proceedings ......................................................................................... 18
ITEM 4      Submission of Matters to a Vote of Security Holders ....................................................... 20

                                    PART II

ITEM 5       Market for Registrant's Common Equity and Related Stockholder Matters .................................... 20
ITEM 6       Selected Financial Data .................................................................................. 20
ITEM 7       Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 20
ITEM 7A      Quantitative and Qualitative Disclosures about Market Risk ............................................... 20
ITEM 8       Financial Statements and Supplementary Data .............................................................. 21
ITEM 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................... 21

                                    PART III

ITEM 10      Directors and Executive Officers of the Registrant.......................................................  21
ITEM 11      Executive Compensation...................................................................................  21
ITEM 12      Security Ownership of Certain Beneficial Owners and Management ..........................................  21
ITEM 13      Certain Relationships and Related Transactions...........................................................  22

                                    PART IV

ITEM 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................  22
Signatures............................................................................................................  27

                                     PART I

ITEM 1.   BUSINESS

General

     Providian Financial Corporation (the "Company"), based in San
Francisco, California, was incorporated in Delaware in 1984 under the name First Deposit Corporation. The name of the Company was changed from First Deposit Corporation to Providian Bancorp, Inc. in 1994 and to Providian Financial Corporation in 1997. The Company conducted its operations as a wholly owned subsidiary of Providian Corporation until June 10, 1997, when all of the then outstanding shares of common stock of the Company were spun off to the stockholders of Providian Corporation. The Company is listed on the New York Stock Exchange and the Pacific Exchange under the symbol PVN.

     The Company, operating through its subsidiaries, is a provider of lending and deposit products to customers throughout the United States and offers credit cards in the United Kingdom. The Company serves a broad, diversified market with its loan products, which include credit cards and membership services products. The Company also offers various deposit products. With over $23 billion in assets under management and over twelve million customers, the Company ranks as the sixth largest bankcard issuer in the United States.

     The Company conducts its business through its wholly owned subsidiaries. The Company's lending and deposit-taking activities are conducted primarily through Providian National Bank ("PNB") and Providian Bank ("PB"). Providian Bancorp Services ("PBS") performs a variety of servicing activities in support of PNB, PB and other affiliates.

BUSINESS STRATEGY

     The Company seeks to build shareholder value by generating profitable growth in its core markets, developing marketing, credit, and profitability management capabilities that provide competitive advantages, and making acquisitions on an opportunistic basis. The Company invests for long-term growth by focusing on the areas that management views as having the highest potential value, including the continuous improvement of operations, infrastructure and technology.

     The Company`s market-driven business strategy gives us the ability to serve a broad market spectrum, from established revolvers and convenience users with strong credit histories to consumers in need of entry credit or credit rehabilitation. Within this broad market, the Company focuses on market segments offering the greatest growth potential, including segments that may be underserved by traditional financial institutions. The Company`s customer focused approach allows us to identify potential customers and their particular needs, and to customize products to meet those needs. The Company's dynamic risk management capabilities allow us to utilize proprietary customer segmentation and credit risk models to address the individual customer's risk profile in product pricing, account management and collections. Through our primary lender strategy the Company focuses on deepening our relationship with each customer, with the goal of improving customer retention and the lifetime value of each customer relationship. We strive to meet that goal by offering product enhancements and services to meet the customer's evolving needs and through our commitment to customer satisfaction. The Company invests in its customer satisfaction infrastructure through systems and processes designed to support high levels of service, with the goal of maintaining sustainable, quality customer relationships in its chosen markets.

     This business approach, which the Company first applied to its core credit card business, utilizes proprietary technology and business processes which have been adapted for use in the Company's other product lines. From a one-market, one-product company in 1985, when it introduced its first product, the Company has evolved into a multi-market, multi-product provider of consumer financial services. One of the latest steps in this evolution is the

Company's new E-Commerce business, where the core strategy is to utilize database and "off-line" marketing skills to attract new customers, develop a customer-focused Web site experience, and serve a broad spectrum of customers through various credit and deposit product offerings. In 1999, the Company also launched a number of initiatives to enhance customer service and satisfaction, including enhancements to product offerings and the complaint resolution process.

     The Company markets its products to consumers throughout the United States through direct mail, telemarketing and other channels, including television and the Internet. In the United Kingdom, the Company markets its products primarily through direct mail. By using these marketing channels rather than a branch-based distribution system, the Company seeks to avoid high overhead costs and to maintain the flexibility to easily enter and exit geographic markets.

PRODUCTS AND SERVICES

     The Company operates primarily through the following businesses:
Credit Card, Emerging Businesses, E-Commerce and United Kingdom. The Company's primary segments are Credit Card, which offers credit cards in the United States, and Emerging Businesses, which includes a portfolio of home loan products and the First Select charged off receivables business. For segment reporting purposes, the Credit Card and the Emerging Businesses segments include membership services product revenue derived from the credit products included in such segments. Financial information about operations that are not individually reportable under applicable accounting guidelines, including the Company's E-Commerce and United Kingdom businesses, is included under the "Other" caption in
Note 21 to Consolidated Financial Statements on pages 63 and 64 of the Company's Annual Report to stockholders for the year ended December 31, 1999.

Credit Cards

     The Company offers credit card loans generated primarily through Visa and MasterCard credit cards. The Credit Card business also includes a portfolio of unsecured consumer revolving line of credit loans that are accessed by checks rather than credit cards. As of December 31, 1999, the Company's Credit Card business had $19 billion of managed loans outstanding (of which $10.1 billion were included in loans reported on the Company's statement of financial condition).

     The Company serves a broad spectrum of customers with its credit card products, which range from platinum cards to classic and secured credit cards. Consumers who qualify for platinum credit cards may receive a credit line of $5,000 or more, interest at fixed or variable rates, and other features and services. Classic and secured credit cards are designed to serve individuals who have limited access to credit due to past credit problems or little or no credit history. Through its proprietary customer segmentation and credit risk models, the Company is able to identify customers in this population that it believes will have significantly lower default rates than the average for such population generally. This allows the Company to offer a prudent mix of product features designed to meet the customer's needs, while adhering to the Company's profitability and risk guidelines. Products offered to this population generally have processing fees and/or annual membership fees, lower credit limits, and pricing that reflects the higher operating costs and delinquencies associated with these products. Through these products, the Company provides consumers access to the credit card payment system and an opportunity to establish or reestablish their credit standing.

     The credit process for credit card products offered through direct mail and telemarketing channels generally begins with a "prescreening" review to identify consumers who, based on proprietary credit and segmentation criteria, are likely to be interested in and eligible for an account. In addition to direct mail and telemarketing, the Company uses television and the Internet to market to consumers. Customers who respond are reviewed according to the Company's credit and underwriting criteria. The Company establishes pricing and credit limits based on the customer's credit profile, loan feature preferences and price sensitivity and on the Company's profitability and risk guidelines. The Company monitors customers' risk profiles and may adjust product features and/or pricing as the relationship evolves in order to strengthen profitable relationships and reduce loss exposure over time. For example, the Company may periodically increase or decrease credit limits based on its evaluation of a customer's credit behavior, or it may offer product upgrades for qualifying customers, particularly customers of the Company's classic and secured cards. In cases where the customer fails to comply with the account agreement, the Company may increase the interest rate. The Company typically charges late fees, returned check fees and overlimit fees, and may charge other fees when appropriate, in accordance with the terms of the account agreement. The account agreement reserves to the Company the right to change or terminate any terms, conditions, services or features of the account (including increasing or decreasing periodic finance charges, other charges or minimum payment requirements).

     Collections efforts focus on the action or inaction of the customer, rather than on the passage of time. Under current collections policy for credit card products, the Company uses risk assessment and segmentation to determine when to contact a customer whose account balance has become past due, with an emphasis on early intervention and telephone contact. Arrangements may be made with customers to extend or change payment schedules. Because collections efforts are event driven, accounts are suspended, closed, or, if appropriate, referred for legal collection based on customer behavior rather than the passage of time. Legally permissible collections activities continue after an account is charged off. For a discussion of the Company's charge-off policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality."

Emerging Businesses

     Membership Services Products

     The Company markets a number of membership services products to customers of its credit card products to enhance those products. Membership services products focus on broad themes such as home, health, credit, auto and travel and generally offer a package of benefits and services that the Company assembles from internal sources or third-party vendors. Among the benefits and services offered are health-related credit and prescription and other health-related discounts and referrals, credit card registration services, and a program that offers nonaccrual of interest and deferral of payments on credit card loans payable to the Company in case of unemployment, disability or hospitalization.

     Home Loan Products

     As of December 31, 1999, the Company had $2 billion of managed home loans outstanding (of which $1.5 billion were included in loans reported on the Company's statement of financial condition). The existing home loan portfolio consists of home equity lines of credit and home equity loans originated by the Company, which provide homeowners having high levels of unsecured debt with an opportunity to consolidate their debt and, in some cases, to gain tax advantages. The home equity lines of credit and home equity loans generally have higher loan-to-value ratios, which in some cases exceed 100%. In general, the home equity lines of credit are structured with a revolving period of 10 years or more followed by a five-year amortization period. Interest rates on the home equity lines of credit are generally variable and are indexed based on the prime rate. The home equity loans are structured as fixed rate loans that amortize fully over a 15-year period.

     On February 29, 2000, the Company announced that it is realigning resources previously dedicated to its home loan business. The Company expects to continue to service the existing home loan portfolio and to provide access to home loan products to new and existing customers through its GetSmart.com Web site. As a result, the Company will refer home loans to other lenders rather than originating them. See "--E-Commerce Business."

     First Select

     Through its First Select business, the Company purchases recently charged-off credit card assets from other lenders, with the expectation that it will be able to use its collections and account management capabilities to increase their value.

E-Commerce Business

     The Company offers credit cards, certificates of deposit and money market accounts through its E-Commerce business and also offers an online referral service through Getsmart.com, which provides consumers with product information and lender connections. During 1999, the E-Commerce business developed the infrastructure to acquire and service credit card customers on-line, and improved the Company's ability to attract and service retail deposit customers over the Internet. New on-line credit card customers have been acquired under the Aria/1/ brand name, while on-line deposit customers continue to apply for and renew Providian branded deposit products.

     The Company acquired GetSmart.com in February 1999. GetSmart.com facilitates a connection between individual consumers seeking a specific product, such as a home loan, and lenders seeking new customers. Customers are generally attracted to the GetSmart.com Web site through customary Internet methods, such as banner advertisements, and non-Internet marketing methods, such as television commercials.

U.K. Business

     In June 1999, the Company began originating loans by direct mail through an international branch of PNB headquartered in London, England. The Company currently offers a platinum card and a classic card to consumers in the United Kingdom. As an enhancement to the credit card account, customers are offered a membership services product that offers nonaccrual of interest and deferral of payments on credit card loans payable to the Company in case of unemployment, disability or hospitalization.


GEOGRAPHIC DIVERSITY

     The Company's loan portfolios are geographically diverse, with no significant regional concentration of credit risk.


COMPETITION

     The Company faces intense and increasing competition from other consumer lenders and financial institutions. In particular, the Company's Credit Card business competes with national, regional and local bankcard issuers and with other general purpose credit card issuers. The Company competes, to a lesser extent, with issuers of single purpose cards, such as department stores and oil companies. The trend toward consolidation in the credit card industry has accelerated in recent years, and large issuers may compete with the Company by leveraging their size, brand names and vendor relationships to gain market share. In addition, competitors are continually introducing new techniques to attract and retain customers. Some of the most heavily used techniques are advertising, target marketing, balance transfers, price competition, including "teaser" rates, incentive programs, and co-branding (for example, using the name of a sports team or a professional association on credit cards). Traditional consumer lenders have increased or improved their on-line offerings and new on-line credit providers have been established, competing with the Company's E-Commerce products. Competition for customers in the classic and secured credit card

----------------------
/1/ Aria is a service mark of the Company.

market has also increased as additional lenders have been attracted to this market or increased their offerings in this market.

     In addition to competition for customers, the Company faces competition when it seeks to obtain funds to use in its business. This competition comes from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits, sell debt securities or sell securities backed by assets such as consumer loans receivable.


FUNDING AND LIQUIDITY

     The Company offers deposit products directly to its deposit customers. These deposit products include money market deposit accounts and certificates of deposit ("CDs") ranging in term from three months to five years. The Company markets its retail deposits by submitting its offered rates to national surveys, providing toll-free numbers for potential and existing customers to obtain rate quotes, and providing rates and fulfillment materials on the Company's Web site. The Company also maintains relationships with national broker-dealer networks, which offer retail CDs to their customers under master CD structures. In addition, the Company offers directly-placed and broker-placed CDs and negotiable CDs to institutional investors.

     The Company obtains a significant portion of its funding through securitizations. A securitization generally involves the transfer by the Company to a trust or other special purpose entity of loans receivable generated by a pool of accounts. The trust or special purpose entity may issue either certificates representing undivided ownership interests in the pool of transferred loans receivable or notes collateralized by the loans receivable.

     The Company has access to funding through term federal funds, overnight federal funds, bank notes and a committed revolving credit facility (which the Company reduced from $1 billion to $750 million in March 2000). Under the bank note program, PNB issued $630 million of medium-term bank notes in 1999. The Company also obtained funding through the issuance of $160 million of mandatorily redeemable capital securities in 1997 and is a party to several short-term credit facilities totaling $291 million (including the U.S. dollar equivalent of a facility denominated in sterling). For further discussion of the Company's funding and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funding and Liquidity."


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

     Providian Bancorp Services. Headquartered in San Francisco, California, PBS provides legal and human resources support, accounting and finance services, data processing, loan and deposit processing, customer service, collections, and related services for its affiliates on a cost reimbursement basis.

     In addition, the Company purchases charged-off credit card accounts through First Select, Inc., a wholly owned subsidiary of PNB, and operates the GetSmart.com online marketplace through GetSmart.com, Inc., a wholly owned subsidiary of the Company.


EMPLOYEES

     As of December 31, 1999, the Company (on a consolidated basis) had 10,790 employees and a total workforce, including temporaries and contract employees, of 11,785.


REGULATORY MATTERS

     PNB is a national bank and is subject to regulation by its primary regulator, the Office of the Comptroller of the Currency (the "Comptroller"). PNB's deposits are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the FDIC. Accordingly, PNB is subject to assessment for deposit insurance premiums and to certain regulations of the FDIC. PNB is a member of the Federal Reserve System and is also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The operations of PNB's international branch in London, England are subject to regulation and supervision by the Financial Services Authority of the United Kingdom and the Comptroller.

     PB is an FDIC-insured Utah industrial loan corporation and is not a member of the Federal Reserve System. PB is subject to regulation by its primary federal regulator, the FDIC, and by the Utah Department of Financial Institutions. PB's deposits are insured up to applicable limits by the BIF. Accordingly, PB is subject to assessment for deposit insurance premiums. PB is also subject to limited regulation by the Federal Reserve Board with respect to reserves it must maintain against its transaction accounts and certain other deposits.

Holding Company Status

     The Company is the holding company of PNB and PB, but it is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Before 1987, PNB was a so-called "nonbank bank"; that is, it was not a "bank" under the BHCA, even though it is a national banking association, because it did not both accept demand deposits and make commercial loans. The Competitive Equality Banking Act of 1987 ("CEBA") revised the definition of "bank" to include generally all FDIC-insured institutions. However, CEBA grandfathered the rights of companies that owned "nonbank banks" on March 5, 1987, allowing them to retain ownership of such nonbank banks without registering as a bank holding company, subject to certain restrictions. PB is not a "bank" as defined in the BHCA because it qualifies for an exemption under CEBA as an industrial loan corporation organized under the laws of Utah and acquired by the Company on or before August 10, 1987.

     The restrictions on CEBA-grandfathered nonbank banks were liberalized by the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, PNB will be permitted to engage in new activities, which it was not permitted to do under CEBA, so long as it does not both accept demand deposits and make commercial loans. The GLB Act also eased CEBA restrictions on PNB's ability to incur overdrafts on behalf of affiliates and eliminated CEBA limitations on PNB's ability to cross-market its products and services with the products and services of its affiliates. In addition, the GLB Act increased the Company's ability to acquire the assets of additional insured depository institutions, effectively eliminating the CEBA restriction that prevented the Company from acquiring more than 5% of the assets of another insured depository institution. See "-- Legislative Developments."

     The Company could be required to register as a bank holding company under the BHCA if PNB ceases to observe the CEBA restrictions, as modified by the GLB Act, or if the Company or any of its affiliates acquires control of an additional insured depository institution (excluding exempt institutions such as credit card banks). If the Company were required to register as a bank holding company, it would be subject to the restrictions set forth in the BHCA, which, among other things, would limit the Company's activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto. These BHCA restrictions, if they were to apply to the Company, would not be expected to have a material adverse effect on the Company's business as currently conducted. If the Company were required to register as a bank holding company, it could elect, if it met certain eligibility requirements, to become a financial holding company under the GLB Act and thereby be permitted to engage in a more expansive list of activities than are permitted for bank holding companies under the BHCA. See "--Legislative Developments."

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

     For purposes of the BHCA, an individual or entity may not acquire "control" of the Company, and a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares of the Company, without the prior written approval of the Federal Reserve Board. The Company's CEBA grandfather rights are nontransferable. Thus, if an individual or entity acquired "control" of the Company or if a bank holding company acquired ownership or control of more than 5% of the voting shares of the Company, the Company would be required to limit its activities and its non-banking subsidiaries' activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto. As noted above, however, if the Company became a financial holding company under the GLB Act, it would be permitted to engage in a more expansive list of activities than are permitted for bank holding companies under the BHCA. See "--Legislative Developments."

Dividends and Transfers of Funds

     A primary source of funds for the Company is dividends from its banking subsidiaries. Federal law limits the extent to which PNB or PB can supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, restrictions concerning the payment of dividends, and Sections 23A and 23B of the Federal Reserve Act of 1913 governing transactions between a financial institution and its affiliates. In addition, PNB and PB are subject to federal regulatory oversight to assure safety and soundness. In general, federal banking laws prohibit an insured depository institution from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. See "-- Capital Requirements." PB is subject to similar Utah laws governing industrial loan corporations.

Capital Requirements

     PNB is subject to risk-based capital guidelines adopted by the Comptroller. PB is subject to risk-based capital guidelines adopted by the FDIC. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to several weighted categories. Higher levels of capital are required for the categories defined as representing greater risk. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy." The Company's banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators with respect to components, risk weightings and other factors.

     Under current guidelines, institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%. The Comptroller and the FDIC may, however, set higher capital requirements when an institution's particular circumstances warrant. These risk-based capital guidelines are subject to change by the applicable regulators and may be increased from time to time, generally or with respect to specific types of assets. The Comptroller and the FDIC have established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and prescribing a minimum leverage ratio of 4% for institutions that do not meet the criteria. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum. As of December 31, 1999, PNB had a total risk-based capital ratio of 11.17%, a Tier 1 risk-based capital ratio of 9.79% and a leverage ratio of 10.88%, and PB had a total risk-based capital ratio of 15.08%, a Tier 1 risk-based capital ratio of 13.78% and a leverage ratio of 10.54%.

     In 1995, the Comptroller and the FDIC amended the risk-based capital standards pertaining to asset transfers in which an institution retains recourse risk but contractually limits its exposure. Under the "low level recourse" regulation that was adopted, the amount of risk-based capital required in connection with such asset transfers will not exceed the institution's maximum contractual liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy." In March 2000 the federal banking regulators published for comment proposed regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. If adopted, these regulations may increase the cost of credit enhancement provided by banks in connection with the securitization of consumer loans receivable and may impose certain capital requirements based on the amount of securitized assets under management, while possibly reducing the cost of senior securities issued in such transactions. The Company is unable at this time to assess what impact this proposal may have on its business.

     In June 1999, the Basle Committee on Bank Supervision proposed a new capital adequacy framework for banks, which would significantly revise the global risk-based capital rules set forth in the 1988 Basle Accord. If implemented, the new rules, among other changes, would replace the current risk weightings for most credit risks with a system based on external ratings, and expose banks that securitize assets to new capital charges. Changes in U.S. capital standards resulting from the Basle Committee's proposal are not expected before 2002. The Company is unable at this time to assess what impact this proposal may have on its business.

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

     As of December 31, 1999, each of PNB and PB met the requirements to be considered a "well capitalized" institution. Under the regulatory definition of brokered deposits, as of December 31, 1999, PNB had brokered deposits of $4.7 billion and PB had brokered deposits of $0.7 billion.

     FDICIA also required federal banking agencies to revise their risk-based capital standards to adequately address concentration of credit risk, interest rate risk and risk arising from non-traditional activities. The Comptroller and the FDIC have identified these risks and an institution's ability to manage them as important factors in assessing overall capital adequacy, but have not quantified them for use in formula-based capital calculations. The Comptroller and the FDIC have further revised their risk-based capital rules to address market risk. Financial institutions with 10% or more of total assets in trading activity or $1 billion or more in trading activity are required to use internal risk measurement models to calculate their capital exposure for market risk and to hold capital in support of that exposure. The level of the Company's trading activity is currently below these thresholds.

Deposit Insurance Assessments

     Under the FDIC's risk-based insurance assessment system, each insured institution is placed in one of nine risk categories, based on its level of capital, supervisory evaluations, and other relevant information. The assessment rate applicable to PNB and PB depends in part on the risk assessment classification assigned to them by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. BIF-insured institutions such as PNB and PB are currently assessed premiums at an annual rate between 0% to 0.27% of eligible deposits. PNB and PB are currently assessed at the 0% rate. PNB and PB are also subject to assessment for payment of Financing Corporation ("FICO") bonds issued in the 1980s as part of the resolution of the problems of the savings and loan industry. The FICO assessment rate applicable to BIF-insured deposits is 0.0212% per annum for the first quarter of 2000 and may be adjusted quarterly to reflect a change in assessment base for the BIF.

Consumer Protection Laws

     The relationship of the Company's lending subsidiaries and their customers is extensively regulated by federal and state consumer protection laws. The most significant laws include the Truth-in-Lending Act of 1968, Equal Credit Opportunity Act of 1974, Fair Credit Reporting Act of 1970, Truth-in-Savings Act of 1991, Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Electronic Funds Transfer Act of 1978. These statutes, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. These statutes also limit the liability of credit card holders for unauthorized use, prohibit discriminatory practices in extending credit, and impose limitations on the types of charges that may be assessed and on the use of consumer credit reports. In addition, the GLB Act requires federal regulators to promulgate regulations governing the privacy of consumer information. See "--Legislative Developments." In the United Kingdom, the Data Protection Act of 1998 places restrictions on the electronic transfer of personal data to any country outside the European Union. These restrictions are not expected to have a material effect on the Company's business or operations as currently conducted.

     The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of an inconsistent law of a state in which the bank's customers are located. PNB relies on this ability to "export" rates to facilitate its nationwide credit card and consumer lending businesses. State institutions such as PB enjoy a similar right under the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller's interpretation that interest includes late payment fees, insufficient funds fees, overlimit fees and certain other fees and charges associated with consumer
credit loans.   This decision does not directly apply to state institutions such as PB. Although several courts have upheld the ability of state institutions to export certain types of fees, a number of lawsuits have been filed alleging that the laws of certain states prohibit the imposition of late fees. The Company is unable to predict the outcome of these cases or the effect of such outcome on PB's ability to impose certain fees.

Legislative Developments

     The GLB Act became law on November 12, 1999. The GLB Act repeals the Glass-Steagall Act of 1933, which separated commercial and investment banking, and eliminates the BHCA's prohibition on insurance underwriting by bank holding companies. As a result, the GLB Act permits the affiliation of commercial banks, securities firms and insurance companies. This change may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards.

     The GLB Act creates a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The GLB Act establishes the Federal Reserve Board as the primary regulator of financial holding companies, with state insurance authorities continuing to oversee insurance affiliates and the Securities and Exchange Commission continuing to regulate broker-dealer affiliates.

     The GLB Act also establishes new privacy requirements applicable to all financial institutions and requires federal regulators to promulgate regulations to implement these requirements by November 12, 2000. The GLB Act also expressly permits the states to adopt privacy requirements that are more stringent than under federal law. A large number of states have taken, or may take, action to propose legislation containing stricter requirements. However, these actions are at an early stage and the extent and nature of such requirements, if they are adopted, cannot be predicted.

     Legislation has been proposed in Congress to substantially revise the laws governing consumer bankruptcy. The U.S. House of Representatives and the U.S. Senate have approved different versions of new bankruptcy reform legislation. In general, both bills contain provisions establishing a means test for consumer bankruptcy filings, which are intended to curb a perceived abuse in the current bankruptcy system, and include new requirements for consumer lending disclosures. Whether or not a Conference Committee of the two chambers will be able to resolve differences in the two bills is uncertain.

     From time to time, members of Congress have introduced regulatory restructuring proposals as well as legislation to impose a statutory cap on credit card interest rates and fees and legislation to require additional disclosures and prohibit certain practices with respect to open-end credit plans. In recent years state legislatures have entertained similar proposals, as well as proposals to expand consumer protection laws. Neither the outcome of these proposals nor their impact on the Company, should they become law, can be predicted with any certainty.

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

     The risks and uncertainties that could cause actual results to differ from those in the forward-looking statements include the following:

Intense Competition

     The Company faces intense and increasingly aggressive competition from other consumer lenders in all of its product lines. Many of the Company's competitors are substantially larger and have greater financial resources than the Company, and customer loyalty is often limited. Competitive practices, such as the offering of lower interest rates and fees and the offering of incentives to customers, could hurt the Company's ability to attract and retain customers. The Company's success has also attracted new lenders to traditionally underserved markets such as the lower line credit card market, resulting in increased competition. As a result, the rate at which the Company originates new loans may decrease, or the rate at which customers repay their loans may increase, which could hurt the Company's profitability.

     The GLB Act, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards. To the extent that the GLB Act promotes competition or consolidation among financial service providers active in the consumer credit market, the Company could experience increased competition for customers, employees and funding. However, the Company is unable to predict at this time the scope or extent of any such impact.

     In October 1998, the U.S. Justice Department filed a complaint against MasterCard International Incorporated, Visa U.S.A., Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition between Visa and MasterCard in the market for general purpose credit card products and networks in violation of the antitrust laws. The government seeks as relief that only member banks "dedicated" to one association be permitted to participate in the governance of that association. In addition, the complaint challenges the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/Novus or other competing networks. MasterCard and Visa have stated that they consider the suit without merit, and have denied the allegations of the complaint. The case is now in the discovery stage. Neither the ultimate outcome of this litigation nor its effect on the competitive environment in the credit card industry if the lawsuit succeeds can be predicted with any certainty.

Increased Delinquencies and Credit Losses

     The delinquency rate on the Company's consumer loans, as well as the rate at which the Company's consumer loans are charged off as uncollectible (referred to as the credit loss rate), may increase, depending on a number of factors, including (i) an increase in balances outstanding under lower line credit card products, which generally experience higher delinquency and credit loss rates,
(ii) the Company's acquisition of loan portfolios from third parties, which have generally experienced higher delinquency and credit loss rates compared to loans originated by the Company, and (iii) an increase in the number of customers seeking protection under the bankruptcy laws. Increased delinquencies and credit losses could also occur in the event of a national or regional economic downturn or recession, or for other reasons. Delinquency and credit loss rates also generally increase as the average age of a loan portfolio, referred to as "seasoning," increases. Increased credit loss rates could result if the proportion of younger loans in the Company's total portfolio is reduced. Such a reduction could result from slower growth in new loan originations, an increase in acquisitions of seasoned portfolios, or the normal seasoning of the Company's rapidly growing lower line credit card portfolio.

Vendor Relationships

     The Company's business depends on a number of services provided by third parties, including telemarketing and data processing providers, nationwide credit bureaus, postal and telephone service providers, bankcard associations and providers of transaction processing services. A major disruption in one or more of these services could significantly hurt the Company's operations.

Interest Rate Changes

     The rate of interest the Company pays for its funding may increase if market interest rates rise. If the rate of interest the Company earns on its loans does not increase by the same amount, the Company's earnings could be reduced. The Company's earnings could also be hurt in a period of falling interest rates if the rates on its consumer loans fall faster than the rate it pays for its funding or if customers prepay fixed rate loans in order to refinance them at lower rates. The Company seeks to manage these risks through the use of measurement, monitoring and hedging techniques. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset/Liability Risk Management."

Cost and Availability of Funding

     The Company obtains funding for its lending operations primarily from depositors, securitizations, institutional investors and commercial lenders. Changes in the deposit market, credit market or the securitization market, including the way in which the Company is perceived in those markets, could make one or more of these funding sources more expensive or unavailable. These changes could result from changes in the regulatory, tax and accounting environment, competition for funds, events that disrupt capital markets, or other reasons beyond the Company's control. Competition for funding sources comes from a wide variety of institutions, many of which have greater resources and higher financial ratings than those of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Funding and Liquidity."

Government Policy and Regulation

     Federal and state laws significantly limit the types of activities in which the Company's banking subsidiaries may engage. In addition, consumer protection and debtor relief laws limit the manner in which the Company may offer, extend, manage and collect loans. Congress, the states and other jurisdictions in which the Company operates may enact new laws and amendments to existing laws that further restrict consumer lending, including changes to the laws governing bankruptcy, which could make it more difficult or expensive for the Company to collect its loans, or impose limits on the interest and fees that the Company may charge its customers. The Company's earnings could also be hurt by changes in government fiscal or monetary policies, including changes in capital requirements and the Company's rate of taxation, and by changes in general social and economic conditions.

Growth, Product Development and Acquisitions

     A major contributor to the Company's recent growth and increase in earnings has been the development and expansion of membership services products and lower line credit card products. Competition in these markets is likely to intensify. The growth in membership services revenue is unlikely to continue at the rates experienced in recent periods, and there can be no assurance that the Company will be able to develop new products and services that will enable it to sustain its recent rates of earnings growth. In addition, a portion of the Company's historical growth in managed loans and customer accounts resulted from portfolio acquisitions. There can be no assurance that the Company will continue to acquire loan portfolios, that the acquired portfolios will perform as expected, or that such acquisitions will be profitable.

Management and Operations

     The Company's growth and profitability depend on its ability to retain key executives and managers, attract capable employees, maintain and develop the systems necessary to operate its businesses and control the rate of growth of its expenses. Expenses could significantly increase due to acquisition-related conversion costs and other acquisition-related expenses, new product development, facilities expansions, increased funding or staffing costs and other internal and external factors.

Litigation

     The Company faces the risk of governmental proceedings and litigation, including class action litigation, challenging the Company's product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to lending practices and privacy. The Company faces litigation and compliance costs and may be required to change specific business practices, depending on the outcome of such litigation and proceedings. For legal proceedings currently affecting the Company, see the discussion under the heading "Legal Proceedings."

Other Industry Risks

     The Company faces the risk of fraud by accountholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of its products. The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures may interrupt or delay the Company's ability to provide services to our customers. In particular, the Company faces technological challenges in the developing online credit card market. The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in the products and services offered by our E-Commerce business. Security breaches, acts of vandalism, and developments in computer capabilities could result in a compromise or breach of the technology used by the Company to protect customer transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect the Company.

              ___________________________________________________

                      Executive Officers of the Registrant

Name and Age           Principal Occupation and Business Experience
------------           --------------------------------------------
Shailesh J. Mehta      Chief Executive Officer of the Company since 1988 and
Age: 50                Chairman of the Board and President of the Company since
                       June 1997.  Mr. Mehta was President and Chief Operating
                       Officer of Providian Corporation, the Company's former
                       parent, from December 1994 to June 1997.

David Alvarez          President, Credit Cards, of the Company since October 1999.
Age: 31                Mr. Alvarez was Executive Vice President of the Company from
                       June 1997 to October 1999, responsible for the management of marketing and operations for higher line credit card
                       products.  Mr. Alvarez was Senior Vice President of the
                       Company from November 1995 to June 1997, with
                       responsibilities for credit card and home loan marketing.
                       He was Vice President, Marketing from June 1993 to November
                       1995.  Mr. Alvarez joined the Company in 1990.

Seth A. Barad          President, Emerging Businesses, of the Company since October
Age: 44                1999.  Mr. Barad was Executive Vice President of the Company
                       from January 1997 to October 1999, with responsibility for the management of marketing and operations for lower line
                       credit card products.  Mr. Barad joined the Company as
                       Senior Vice President in 1994.


Ellen Richey           Vice Chairman of the Company since October 1999 and General
Age: 51                Counsel and Secretary of the Company since January 1995.
                       Ms. Richey was Executive Vice President of the Company from
                       June 1997 to October 1999, Senior Vice President of the
                       Company from January 1995 to June 1997, and Deputy General
                       Counsel from January to December 1994.  Ms. Richey joined
                       the Company in 1994.


James V. Elliott       Executive Vice President of the Company and Managing
Age: 56                Director of the Company's U.K. Business since August 1998.
                       Mr. Elliott has been a member of the Company's Board of
                       Directors since 1995 and was an attorney-at-law in private practice from 1997 to August 1998.  He was Senior Vice
                       President and General Counsel of Providian Corporation from
                       1995 to 1997, Senior Vice President of the Company from 1993 through 1994, and General Counsel of the Company from 1989 through 1994.


David J. Petrini       Executive Vice President and Chief Financial Officer of the
Age: 39                Company since December 1998 and Treasurer of the Company
                       from December 1998 to March 1999.  Mr. Petrini was Senior
                       Vice President and Chief Financial Officer of the Company
                       from January 1997 to December 1998, Senior Vice President
                       and Senior Financial Officer of the Company from December
                       1994 to January 1997, and Vice President of the Company from
                       1990 to December 1994.  Mr. Petrini joined the Company in
                       1986.

James P. Redmond       Executive Vice President and Chief Risk Management Officer
Age: 55                since 1998.  Mr. Redmond joined the Company in April 1998 as
                       Senior Vice President and was promoted to Executive Vice
                       President in December 1998. Mr. Redmond was Senior Credit
                       Officer, U.S. Bankcards, at Citibank, N.A. from 1996 to
                       1998.  Prior to that, he held positions as Senior Credit
                       Officer and Senior Vice President at Bank of America.


James H. Rowe          Executive Vice President, E-Commerce, of the Company since
Age: 41                October 1999 and Chief Executive Officer of GetSmart.com
                       since February 1999.  Mr. Rowe was Senior Vice President of the Company from February 1998 to February 1999, with
                       responsibility for the marketing and development of the
                       Company's membership services products.  From March 1997 to
                       February 1998, Mr. Rowe was Senior Vice President, Corporate
                       Development and Investor Relations, and from March 1994 to
                       February 1995 he was Vice President, Corporate Development
                       and Bank Relations.   From February 1995 to March 1997, Mr.
                       Rowe was Vice President, Corporate Development and Planning
                       at Providian Corporation.  He joined the Company in 1994.



ITEM 2.    PROPERTIES

     The Company leases its executive offices at 201 Mission Street, San Francisco, California, currently consisting of approximately 164,000 square feet. The initial lease term, which is renewable, expires on July 31, 2001. The Company owns its processing center at 4900, 4920, 4940, 5020 and 5040 Johnson Drive, Pleasanton, California, consisting of approximately 282,420 square feet. PNB owns its headquarters office located at 295 Main Street, Tilton, New Hampshire and has branches located at 44 Main Street, Belmont, New Hampshire and 25 Old Broad Street, London, England, which are leased. PB's offices, which are leased, are located at 5215 Wiley Post Way, Salt Lake City, Utah. GetSmart.com's offices are located at 1412 and 1440 Chapin Street, Burlingame, California.

     Significant operations centers and other properties are located at the following leased premises: 2700 Gateway Oaks Drive, Sacramento, California (91,174 square feet); 1333 Broadway, Oakland, California (144,903 square feet); 425, 427, 431 and 435 Executive Court North, Fairfield, California (60,272 square feet); 324 Campus Lane, Suite C, Fairfield, California (15,864 square feet); 4450 Rosewood Drive, Pleasanton, California (108,195 square feet); 3801 South Collins Boulevard, Arlington, Texas (127,072 square feet); 4300 Centerview, San Antonio, Texas (56,962 square feet); 6500 Tracor Lane, Austin, Texas (60,000 square feet); 2280 Corporate Circle, Henderson, Nevada (63,959 square feet); 53 and 54 Regional Drive, Concord, New Hampshire (27,671 square feet); 1531 Ormsby and 1600 Ormsby Road, Louisville, Kentucky (90,531 square feet); 10400 Linn Station Road, Louisville, Kentucky (34,323 square feet); Crawley, England (58,391 square feet); 150 Spear Street, San Francisco, California (130,629 square feet); 123 Mission Street, San Francisco, California (91,207 square feet); and 160 Spear Street, San Francisco, California (60,713 square feet).

ITEM 3.    LEGAL PROCEEDINGS

     Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices. Following the initial media coverage, the San Francisco District Attorney's Office began an investigation into the Company's sales and collections practices, including the marketing of certain membership services products and the posting of customer payments. In November 1999, the Company received an inquiry from the Connecticut Attorney General's Office seeking information in connection with a civil investigation into the Company's credit card issuance and billing practices. The remedies available to the San Francisco District Attorney's Office and the Connecticut Attorney General's Office include, but are not limited to, damages, penalties, fines and/or injunctive relief. The Company continues to cooperate and have discussions with the San Francisco District Attorney's Office. The Comptroller has recently joined these discussions. There can be no certainty as to the outcome of these discussions. The Company also has met with and is cooperating with the Connecticut Attorney General's Office.

     Since May 1999, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank and certain other subsidiaries, and seeks unspecified damages, including actual and punitive damages, attorney's fees and injunctive relief. The complaint alleges unfair and deceptive business practices, including failure to credit payments in a timely fashion, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. A few similar actions filed in other California counties have been transferred to San Francisco County and coordinated with the Consolidated Action.

     As of March 28, 2000, six similar putative class actions were pending in state courts, three of which were filed in San Francisco Superior Court and are expected to be coordinated with the Consolidated Action. Another similar state case, filed in San Mateo County, California, was not coordinated with the Consolidated Action and will proceed separately. In addition, one putative class action was filed in Cook County, Illinois. The Company's motions to dismiss this action have been granted twice, although the plaintiff has been given leave to amend both times. The Company's third motion to dismiss this action is pending. Another putative class action is pending in Bullock County, Alabama. As of March 28, 2000, one consolidated putative class action was pending in federal court. The federal action (the "Multidistrict Action") is a consolidation of several different actions that had been filed in various federal courts, and have been transferred by the Federal Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania. A consolidated complaint in the Multidistrict Action was filed on February 4, 2000.

     These other state and federal actions contain substantially the same allegations as those alleged in the Consolidated Action; certain of the actions also allege one or more of the following: that the account agreement with customers contained unconscionable or improper terms and fees, that statements sent to customers failed to include Credit Protection and other add-on fees in the calculation of the annual percentage rate disclosed in those statements, refusal to honor cancellation requests, improper obtaining of credit reports, breached promises to raise credit limits, and breached promises of high credit limits.

     A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, alleges, in general, that the Company and certain of its officers made false and misleading statements concerning the Company's future prospects and financial results in violation of the federal securities laws. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys fees. As of March 28, 2000, the consolidated complaint had not been filed. By order dated February 8, 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania for inclusion with the Multidistrict Action currently pending in that court.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 68 of the registrant's Annual Report to stockholders for the year ended December 31, 1999.


ITEM 6.   SELECTED FINANCIAL DATA

     Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on page 26 of the registrant's Annual Report to stockholders for the year ended December 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 27 through 42 of the registrant's Annual Report to stockholders for the year ended December 31, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Risk Management," on pages 41 and 42 of the registrant's Annual Report to stockholders for the year ended December 31, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page 44; "Consolidated Statements of Income," on page 45; "Consolidated Statements of Changes in Shareholders' Equity," on pages 46 and 47; "Consolidated Statements of Cash Flows," on page 48; "Notes to Consolidated Financial Statements," on pages 49 through 67; "Quarterly Data," on page 68; and "Report of Independent Auditors," on page 43, of the registrant's Annual Report to stockholders for the year ended December 31, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

     Information concerning executive officers of the Company may be found in
Item 1 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation and Certain Transactions" and "Human Resources Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference to the information under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following Report of Independent Auditors and consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages 43 through 67 of the Annual Report to stockholders for the year ended December 31, 1999, are incorporated by reference herein:

                                                                                   Page
                                                                                   ----
           Report of Independent Auditors                                            43
           Consolidated Statements of Financial Condition                            44
           December 31, 1999 and 1998
           Consolidated Statements of Income                                         45
           Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Changes in Shareholders' Equity             46-47
           Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows                                     48
           Years Ended December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements                             49-67

(a)(2)  Financial Statement Schedules.

        None.

(a)(3)  List and Index of Exhibits

     The following exhibits are incorporated by reference or filed herewith. References to the 1997 Form 10 are to the Company's Registration Statement on Form 10 effective April 18, 1997.

 Exhibit
 Number                                        Description of Exhibit
---------                                      ----------------------
       2           Agreement and Plan of Distribution, dated as of December 28, 1996, between
                   Providian Corporation  and the Company (incorporated by reference to Exhibit
                   2.1 to the 1997 Form 10).

      3.1          Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997), as amended by Certificate of Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999).

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

     10.2*         Form of Change of Control Employment Agreement, as entered into between the
                   Company and certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1997), and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K).

     10.3*         Providian Financial Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
                   S-8, File Number 333-28767); and Providian Financial Corporation 1997 Stock
                   Option Plan UK Sub-Plan and First Amendment to Providian Financial
                   Corporation 1997 Stock Option Plan (as amended and restated June 4, 1997), adopted May 11, 1999 (incorporated by reference to Exhibit 10.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

     10.4*         Providian Financial Corporation Stock Ownership Plan, as amended and restated June 23, 1998 (incorporated by reference to Exhibit 10.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
                   and Appendixes A and B to Providian Financial Corporation Stock Ownership
                   Plan, as amended on October 21, 1998 (incorporated by reference to Exhibit
                   10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1998); and Providian Financial Corporation Stock Ownership
                   Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation
                   Stock Ownership Plan (as amended and restated June 23, 1998), adopted May
                   11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

     10.5*         Providian Financial Corporation Amended and Restated 2000 Stock Incentive
                   Plan.

     10.6*         Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit
                   10.3 to the 1997 Form 10); and Providian Financial Corporation Amended and
                   Restated 2000 Management Incentive Plan.

     10.7*         Providian Financial Corporation Deferred Compensation Plan for Senior
                   Executives and Directors, as amended and restated effective April 1, 1999
                   (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

     10.8*         Providian Financial Corporation 1997 Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997); and Providian
                   Financial Corporation 1997 Employee Stock Purchase Plan UK Sub-Plan and
                   First Amendment to the Providian Financial Corporation 1997 Employee Stock
                   Purchase Plan, adopted June 29, 1999 (incorporated by reference to Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 1999).

     10.9*         Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan
                   adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1999).

     10.10         Tax Disaffiliation Agreement, dated as of June 10, 1997, between Providian
                   Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.7 to the 1997 Form 10).

     10.11         Credit Agreement, dated as of January 12, 1999, among Providian National
                   Bank and Providian Bank, as Borrowers, Providian Financial Corporation, as
                   Guarantor, the Lenders named therein, the Syndication Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1998).

     10.12         Distribution Agreement, dated as of February 20, 1998, between the Company and the Agents named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1997).

     10.13         Distribution Agreement, dated as of May 14, 1999, between the Company and the Agents named therein (incorporated by reference to Exhibit 1.3 to the
                   Company's Current Report on Form 8-K filed May 19, 1999).

     10.14         Senior Indenture, dated as of May 1, 1999, between the Company and The First
                   National Bank of Chicago (incorporated by reference to Exhibit 4.25 to the
                   Company's Current Report on Form 8-K filed May 19, 1999).

     10.15         Subordinated Indenture, dated as of May 1, 1999, between the Company and
                   Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.26 to the Company's Current Report on Form 8-K
                   filed May 19, 1999).

     10.16         Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1997).

       11          Computation of Earnings Per Share (included in Exhibit 13).

       12          Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to
                   Combined Fixed Charges and Preferred Stock Dividend Requirements
                   (incorporated by reference to Exhibit 12.1 to the Company's Current Report on Form 8-K dated February 3 , 2000).

       13          Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 1999.

       21          Subsidiaries of the Company.

       23          Consent of independent auditors.

       27          Financial Data Schedule

       27          Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(b)  Reports on Form 8-K.

     The Company filed on November 1, 1999 a Current Report on Form 8-K dated October 21, 1999, enclosing its press release dated October 21, 1999, its press release dated October 25, 1999, and reporting recent development regarding legal developments.

     The Company filed on February 3, 2000 a Current Report on Form 8-K dated February 3, 2000, reporting the Company's earnings to fixed charges and the related computations, enclosing the financial statements and other financial information released by the Company on January 20, 2000, and reporting recent developments regarding legal proceedings.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000          PROVIDIAN FINANCIAL CORPORATION


                              By /s/ Shailesh J. Mehta
                                 __________________________________
                                 Shailesh J. Mehta
                                 Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                           Date
---------                   -----                           ----

/s/ Shailesh J. Mehta       Chairman, President and Chief   March 30, 2000
__________________________  Executive Officer (Principal
Shailesh J. Mehta           Executive Officer) and
                            Director


/s/ David J. Petrini        Executive Vice President and    March 30, 2000
__________________________  Chief Financial Officer
David J. Petrini            (Principal Financial Officer)


/s/ Daniel Sanford          Senior Vice President and       March 30, 2000
_________________________   Controller (Principal
Daniel Sanford              Accounting Officer)


/s/ Christina L. Darwall    Director                        March 30, 2000
_________________________
Christina L. Darwall


/s/ James V. Elliott        Director                        March 30, 2000
__________________________
James V. Elliott


/s/ Lyle Everingham         Director                        March 30, 2000
_________________________
Lyle Everingham


/s/ J. David Grissom        Director                        March 30, 2000
_________________________
J. David Grissom

Signature                   Title                           Date
---------                   -----                           ----
/s/ F. Warren McFarlan      Director                        March 30, 2000
__________________________
F. Warren McFarlan

/s/ Ruth M. Owades          Director                        March 30, 2000
_________________________
Ruth M. Owades

/s/ Larry D. Thompson       Director                        March 30, 2000
_________________________
Larry D. Thompson

/s/ John L. Weinberg        Director                        March 30, 2000
_________________________
John L. Weinberg
