Form 10-Q
period 2000-03-31
PROVIDIAN FINANCIAL CORP
filed 2000-05-15
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

                                     1-12897
                                     -------
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               94-2933952
-------------------------------                             --------------------
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

         As of April 28, 2000, there were 142,488,533 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                 March 31, 2000


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

          Item 1.   Financial Statements (unaudited):
                        Condensed Consolidated Statements of Financial
                         Condition.............................................3
                        Condensed Consolidated Statements of Income............4
                        Condensed Consolidated Statements of Changes in
                         Shareholders' Equity..................................5
                        Condensed Consolidated Statements of Cash Flows........6
                        Notes to Condensed Consolidated Financial
                         Statements............................................7

          Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................10

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................26

          Item 6.   Exhibits and Reports on Form 8-K..........................27

Signatures....................................................................28

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                                   (Unaudited)
                                                                                     March 31              December 31
(dollars in thousands)                                                                 2000                    1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                      $   313,725              $   182,915
   Federal funds sold and securities
     purchased under resale agreements                                              1,232,428                1,298,000
   Investment securities:
      Available-for-sale                                                            1,580,677                  455,238
      Held-to-maturity                                                                809,786                  126,258
   Loans receivable, less allowance for credit losses of $1,160,360
     at March 31, 2000 and $1,028,377 at December 31, 1999                         11,483,501               10,545,173
   Premises and equipment, net                                                        171,003                  149,194
   Interest receivable                                                                119,920                  108,087
   Due from securitizations                                                           662,214                  614,217
   Deferred taxes                                                                     625,588                  571,040
   Other assets                                                                       310,147                  290,755
                                                                                -------------------------------------------
          Total assets                                                            $17,308,989              $14,340,877
                                                                                ===========================================

LIABILITIES
   Deposits:
       Non-interest bearing                                                       $    62,862              $    63,890
       Interest bearing                                                            13,058,968               10,474,233
                                                                                -------------------------------------------
                                                                                   13,121,830               10,538,123

   Short-term borrowings                                                              216,281                  126,289
   Long-term borrowings                                                               899,951                  958,056
   Deferred fee revenue                                                               562,409                  578,607
   Accrued expenses and other liabilities                                             838,769                  647,326
                                                                                -------------------------------------------
          Total liabilities                                                        15,639,240               12,848,401

Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (capital securities)                             160,000                  160,000
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued and outstanding: March 31, 2000--142,456,720
  shares; December 31, 1999--142,066,407 shares)                                          954                      954
Retained earnings                                                                   1,532,351                1,394,293
Cumulative other comprehensive income                                                   1,179                   (2,161)
Common stock held in treasury--at cost: (March 31, 2000--
  663,260 shares; December 31, 1999--1,053,573 shares)                                (24,735)                 (60,610)
                                                                                -------------------------------------------
          Total shareholders' equity                                                1,509,749                1,332,476
                                                                                -------------------------------------------
          Total liabilities and shareholders' equity                              $17,308,989              $14,340,877
                                                                                ===========================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                Three Months Ended
                                                                                      March 31
(dollars in thousands, except per share data)                              2000                    1999
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans                                                               $ 576,726               $ 279,125
     Federal funds sold and securities
       purchased under resale agreements                                    31,735                   5,704
     Other                                                                  19,438                   6,787
                                                                         ---------------------------------
Total interest income                                                      627,899                 291,616

INTEREST EXPENSE
     Deposits                                                              185,887                  64,439
     Borrowings                                                             18,771                  16,062
                                                                         ---------------------------------
Total interest expense                                                     204,658                  80,501

          Net interest income                                              423,241                 211,115

Provision for credit losses                                                361,213                 182,073
                                                                         ---------------------------------


          Net interest income after provision
            for credit losses                                               62,028                  29,042

NON-INTEREST INCOME
     Servicing and securitizations                                         154,083                 131,211
     Credit product fee income                                             546,418                 341,810
     Other                                                                  27,039                   4,235
                                                                         ---------------------------------
                                                                           727,540                 477,256

NON-INTEREST EXPENSE
     Salaries and employee benefits                                        174,980                  95,987
     Solicitation and advertising                                          112,122                  99,447
     Occupancy, furniture, and equipment                                    30,599                  15,304
     Data processing and communication                                      40,618                  24,762
     Other                                                                 140,752                  81,606
                                                                         ---------------------------------
                                                                           499,071                 317,106
                                                                         ---------------------------------
          Income before income taxes                                       290,497                 189,192

Income tax expense                                                         116,179                  75,646
                                                                         ---------------------------------

          Net Income                                                     $ 174,318               $ 113,546
                                                                         =================================

Earnings per common share - basic                                        $    1.23               $    0.80
                                                                         =================================

Earnings per common share - assuming dilution                            $    1.20               $    0.78
                                                                         =================================

Cash dividends paid per common share                                     $    0.05               $    0.05
                                                                         =================================

Weighted average common shares
   outstanding - basic (000)                                               141,640                 141,247
                                                                         =================================

Weighted average common shares
   outstanding - assuming dilution (000)                                   145,250                 145,502
                                                                         =================================


See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                            Cumulative       Common
                                                               Additional                      Other          Stock
                                                    Common      Paid-In      Retained       Comprehensive    Held in
(dollars in thousands, except per share data)       Stock       Capital      Earnings          Income        Treasury       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                        $ 954      $      -      $  866,005     $ (320)          $ (63,452)  $  803,187
Comprehensive income:
    Net Income                                                                  113,546                                     113,546
    Other comprehensive income, net of income tax:
          Unrealized gain on securities net of
            income taxes of ($94)                                                              159                              159
                                                                                                                         -----------
Comprehensive income                                                                                                        113,705
Cash dividend: Common - $0.05 per share                                          (7,089)                                     (7,089)
Purchase of 275,496 common shares for treasury                   19,348                                        (27,617)      (8,269)
Exercise of stock options and other awards                      (26,230)          3,979                         29,858        7,607
Issuance of restricted and unrestricted stock less
    forfeited shares                                               (404)                                         8,495        8,091
Deferred compensation related to grant of
    restricted and unrestricted stock less
    amortization of $2,164                                       (5,925)                                                     (5,925)
Net tax effect from employee stock plans                         13,211                                                      13,211
                                                  ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                          $ 954       $      -      $  976,441     $  (161)         $ (52,716)  $  924,518
                                                  ==================================================================================

BALANCE AT DECEMBER 31, 1999                       $ 954       $      -      $1,394,293     $ (2,161)        $ (60,610)  $1,332,476
Comprehensive income:
    Net Income                                                                  174,318                                     174,318
    Other comprehensive income, net of income tax:
          Unrealized gain on securities net of
               income taxes of ($2,340)                                                        3,510                          3,510
          Foreign currency translation adjustments
               net of income taxes of $113                                                      (170)                          (170)
                                                                                                                         -----------
    Other comprehensive income                                                                                                3,340
                                                                                                                         -----------
Comprehensive income                                                                                                        177,658
Cash dividend: Common - $0.05 per share                                          (7,121)                                     (7,121)
Purchase of 31,485 common shares for treasury                         -                                         (2,342)      (2,342)
Exercise of stock options and other awards                       23,395         (29,139)                         7,999        2,255
Issuance of restricted and unrestricted stock less
    forfeited shares                                             (8,701)                                        30,218       21,517
Deferred compensation related to grant of
    restricted and unrestricted stock less
    amortization of $3,134                                      (18,383)                                                    (18,383)
Net tax effect from employee stock plans                          3,689                                                       3,689
                                                  ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                          $ 954       $      -      $1,532,351     $  1,179         $ (24,735)  $1,509,749
                                                  ==================================================================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                                                   Three Months Ended
                                                                                                         March 31
(dollars in thousands)                                                                            2000             1999
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                                $  174,318       $  113,546
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                                361,213          182,073
      Depreciation and amortization of premises and equipment                                     11,489            7,418
      Amortization of net loan acquisition costs                                                   7,443           11,201
      Amortization of deferred compensation
        related to restricted and unrestricted stock                                               3,134            2,164
      Amortization of deferred fee revenue                                                      (211,341)        (118,405)
      Increase in deferred income tax benefit                                                    (56,775)         (64,709)
      Increase in deferred fee revenue                                                           195,143          190,311
      Increase in interest receivable                                                            (11,833)          (9,433)
      Net increase in other assets                                                               (27,081)         (52,156)
      Net increase in accrued expenses and other liabilities                                     195,132           40,702
                                                                                              ----------------------------
                          Net cash provided by operating activities                              640,842          302,712

INVESTING ACTIVITIES
      Net (increase) decrease in money market instrument investments                            (683,528)         119,867
      Net cash used for loan originations and principal
        collections on loans receivable                                                       (1,310,885)      (1,048,735)
      Net increase (decrease) in securitized loans                                                11,307          (20,187)
      Portfolio acquisitions                                                                           -         (127,119)
      Increase in due from securitizations                                                       (47,997)          (2,205)
      Purchases of investment securities                                                      (1,140,930)         (71,046)
      Proceeds from maturities of  investment securities                                          21,341           45,372
      Decrease (increase) in federal funds sold and securities purchased
        under resale agreements                                                                   65,572         (302,925)
      Net purchases of premises and equipment                                                    (33,298)         (16,033)
                                                                                              -----------------------------
                          Net cash used by investing activities                               (3,118,418)      (1,423,011)

FINANCING ACTIVITIES
      Net increase in deposits                                                                 2,583,707          543,031
      Proceeds from issuance of term federal funds                                               330,000          430,000
      Repayment of term federal funds                                                           (230,009)        (447,500)
      Decrease in other short-term borrowings                                                     (9,999)               -
      (Decrease) increase in long-term borrowings                                                (58,105)         549,502
      Purchase of treasury stock                                                                  (2,342)          (8,269)
      Dividends paid                                                                              (7,121)          (7,089)
      Proceeds from exercise of stock options                                                      2,255            7,607
                                                                                              -----------------------------
                          Net cash provided by financing activities                            2,608,386        1,067,282
                                                                                              -----------------------------

Net increase (decrease) in cash and cash equivalents                                             130,810          (53,017)
Cash and cash equivalents at beginning of period                                                 182,915          176,348
                                                                                              -----------------------------
Cash and cash equivalents at end of period                                                    $  313,725       $  123,331
                                                                                              =============================

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2000  (Unaudited)

Note 1 - Basis of Presentation
     The condensed consolidated financial statements include the accounts of Providian Financial Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries offer a range of consumer lending products, deposit products and membership products marketed through direct mail, Internet and other channels. The principal operating subsidiaries of the Company are Providian National Bank and Providian Bank, which are financial institutions principally engaged in consumer lending activities. Providian Financial Corporation also has a subsidiary, Providian Bancorp Services, which provides administrative and customer services to its consumer lending affiliates.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements.
All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Note 2 - Earnings Per Share
     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                                        Three Months Ended
                                                                              March 31
    (dollars in  thousands, except per share data)                   2000                 1999
    ------------------------------------------------------------------------------------------------

    Net Income                                                 $    174,318         $    113,546
                                                               =====================================
    Weighted average common shares outstanding--
    basic                                                           141,640              141,247
    Effect of dilutive securities
       Restricted stock issued--non vested                              619                  518
       Employee stock options (1)                                     2,745                3,737
       Forward purchase contracts                                       246                   --
                                                               -------------------------------------
    Dilutive potential common shares                                  3,610                4,255
                                                               -------------------------------------
    Adjusted weighted average common shares and
      assumed conversions                                           145,250              145,502
                                                               =====================================

    Earnings per common share--basic                           $       1.23          $      0.80
                                                               =====================================

    Earnings per common share--assuming dilution               $       1.20          $      0.78
                                                               =====================================

     (1) During the three months ended March 31, 2000, options to purchase 2,921,000 shares of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

Note 3 - Loans Receivable and Allowance for Credit Losses
     The following is a summary of the Company's loans receivable at March 31, 2000 and December 31, 1999:


    (dollars in thousands)                                     March 31, 2000      December 31,1999
    ------------------------------------------------------------------------------------------------
    Credit cards                                               $ 11,024,843         $ 10,075,185
    Home loans                                                    1,637,979            1,520,795
    Other                                                            18,025               13,974
                                                              --------------------------------------
                                                                 12,680,847           11,609,954
    Allowance for credit losses                                  (1,160,360)          (1,028,377)
    Net deferred origination fees                                   (36,986)             (36,404)
                                                              --------------------------------------
                                                               $ 11,483,501         $ 10,545,173
                                                              ======================================

     The activity in the allowance for credit losses for the three months ended March 31, 2000 and 1999 was as follows:

                                                                    Three Months Ended March 31
    (dollars in thousands)                                          2000                   1999
    ------------------------------------------------------------------------------------------------
    Balance at beginning of period                             $  1,028,377         $    451,245
    Provision for credit losses                                     361,213              182,073
    Allowance acquired                                                   --               14,310
    Foreign currency translation                                        (11)                  --
    Credit losses                                                  (255,082)            (115,506)
    Recoveries                                                       25,863               15,533
                                                              --------------------------------------
    Net credit losses                                              (229,219)             (99,973)
                                                              --------------------------------------
    Balance at end of period                                   $  1,160,360         $    547,655
                                                              ======================================

Note 4 - Shareholders' Equity
     The Company is party to several agreements to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreements may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. As of March 31, 2000, the agreements covered 2,256,613 shares of the Company's common stock at a weighted forward price of $83.7642 per share. During the three months ended March 31, 2000, the Company did not make any settlements of the forward purchase agreements. If the agreements had been settled on a net share basis at the March 31, 2000 market price of the Company's common stock ($86.625 per share), the Company would have received approximately 74,525 shares of its common stock from the counterparties.

Note 5 - Cumulative Other Comprehensive Income
     The components of cumulative other comprehensive income, net of related tax, for the three months ended March 31, 2000 and 1999 were as follows:


                                                                                        Cumulative
                                                      Unrealized        Foreign           Other
                                                      Gain/(Loss)       Currency       Comprehensive
    (dollars in thousands)                            on Securities    Translation        Income
    ------------------------------------------------------------------------------------------------
    Balance,  January 1, 1999                         $   (320)         $    --       $   (320)
     Other comprehensive income                            253               --            253
     Tax benefit (expense)                                 (94)              --            (94)
                                                     -----------------------------------------------
    Balance, March 31, 1999                           $   (161)         $    --       $   (161)
                                                     ===============================================

    Balance, January 1, 2000                          $ (2,207)         $    46       $ (2,161)
          Other comprehensive income                     5,850             (283)         5,567
          Tax benefit (expense)                         (2,340)             113         (2,227)
                                                     -----------------------------------------------
    Balance, March 31, 2000                           $  1,303          $  (124)      $  1,179
                                                     ===============================================

Note 6 - Segment Information
     The operations of the Company consist of two primary segments: Credit
Card and Emerging Businesses. The Credit Card segment includes credit cards and secured credit cards. Credit Card customer relationships are initiated through direct marketing and other distribution channels or credit card portfolio acquisitions from other financial institutions. The Emerging Businesses segment represents home loans, First Select, which specializes in the purchase of delinquent loans for collection, and other new business initiatives. Membership services revenue, which is derived from both Credit Card and Emerging Businesses customers, is included in the respective segment summary financial information.

     It is the Company's practice to analyze its financial performance on a managed basis. Segment information is presented below on the Company's managed loan portfolios. The Company securitizes certain loans and records such securitizations as sales, which has the effect of removing such loans from the Company's consolidated statements of financial condition.

     The following is a summary of the Company's segment activity on a managed basis for the three months ended March 31, 2000 and 1999:

                                               Credit         Emerging
    (dollars in thousands)                      Card         Businesses        Other        Total
    ------------------------------------------------------------------------------------------------
   Three Months Ended March 31, 2000
      Revenue                               $  1,205,947        52,245        20,612    $  1,278,804
      Profit or loss                        $    399,682         3,071       (53,123)   $    349,630
      Assets                                $ 19,756,941     2,167,853       296,360    $ 22,221,154

   Three Months Ended March 31, 1999
      Revenue                               $    986,882        42,428           402    $  1,029,712
      Profit or loss                        $    231,092       (26,477)         (698)   $    203,917
      Assets                                $ 13,143,110     1,203,648            --    $ 14,346,758


     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the periods ended March 31, 2000 and 1999:

                                                                    Three Months Ended March 31
    (dollars in thousands)                                          2000                   1999
    ------------------------------------------------------------------------------------------------
    Total segment profits                                      $    349,630         $    203,917
    Corporate and other                                             (59,133)             (14,725)
                                                              --------------------------------------
       Income before income taxes                              $    290,497         $    189,192
                                                              ======================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
     Providian Financial Corporation (the "Company") is a leading provider of consumer finance products, including credit cards, deposits, and membership products. The Company through its subsidiary, GetSmart.com, Inc. offers an online marketplace that provides consumer and business financial product information and lender connections through proprietary search and application technology. The Company offers its lending and deposit products primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to a broad spectrum of consumers in the United States and in the United Kingdom. Credit card products range from gold and platinum cards with high credit lines to lower line classic and secured cards designed for consumers underserved by traditional financial institutions. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), level of solicitation and marketing expenses, and account servicing efficiency. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to customer segmentation and pricing. The Company believes this strategy has been responsible for its continued overall superior financial performance.

     On February 29, 2000, the Company announced a realignment of resources previously dedicated to its home loan business. The Company expects to utilize these resources, including employees and facilities, in its credit card and e-commerce businesses, which are experiencing rapid growth and have greater potential returns. The Company plans to provide access to home loan products online through its GetSmart.com Web site to new and existing customers. As a result, the Company will refer home loans to other lenders rather than originating them. The Company does not expect this realignment of resources to have a material impact on its financial condition or results of operations.

Forward-Looking Information
     Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions and operations, and litigation. These and other risks and uncertainties are described in detail in the Company's 1999 Annual Report on Form 10-K under the heading "Cautionary Statements," and in other filings made by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary
     Net income for the three months ended March 31, 2000 was $174.3 million, an increase of 54% over net income of $113.5 million for the three months ended March 31, 1999. The key drivers to this first quarter performance came from growth in outstanding loan balances and customer accounts combined with improved customer retention.

     As of March 31, 2000, managed loans, which include reported and securitized loans, were $22.1 billion, an increase of $1.1 billion, or 5.1%, over the balance at December 31, 1999. This growth was achieved through increases in the Company's loan originations, improved customer retention and increased purchase activity from existing customers facilitated by the Company's ability to upgrade proven customers to higher line products.

     The Company's managed net interest margin on loans remained relatively stable at 12.19% for the first quarter of 2000 compared to 12.26% for the same period in 1999. The managed net credit loss rate for the first quarter of 2000 decreased to 7.18% from 7.62% for the same period in 1999; however the managed net credit loss rate is up from 6.78% for the fourth quarter 1999. The increase quarter over quarter reflects account seasoning within the managed portfolio. Consistent with the Company's expectations, the 30+ day managed delinquency rate for the first quarter of 2000 increased to 5.72% from 5.66% for the fourth quarter of 1999 and 4.91% for the first quarter of 1999. This account seasoning is expected to result in a continued increase in the Company's managed net credit loss rate, rising to an 8% range by the end of 2000. The dollar contribution to managed revenue from non-interest income in the first quarter increased more than 56% over the same period in 1999 to $648.5 million, due to increased revenue from membership products and loan activity fees. The Company reinvested a portion of the increased managed revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, through the expansion of the employee base and product support systems. Year over year, non-interest expense increased $182 million during the first quarter of 2000 to $499.1 million, reflecting expenses associated with servicing a greater number of customers and maintaining an employee base that has grown by 66% over that period.

     The Company's return on reported assets was 4.24% for the first quarter of 2000, down from 5.78% for the same period in 1999. This decrease is primarily the result of the Company's decision to strengthen its balance sheet liquidity by increasing its investment security portfolio. The Company continued to maintain the overall strength of its balance sheet during the first quarter of 2000, with improved earnings, combined with a high level of capital retention. This provided a return on equity of 48.90% for the first quarter of 2000 down only slightly from 52.19% for the same period in 1999.

Managed Consumer Loan Portfolio and the Impact of Securitization
     The Company securitizes credit card, home loan and secured credit card receivables. For additional discussion of the Company's securitization activities, see "--Funding and Liquidity." Securitized assets sold to external investors are not considered assets of the Company and therefore are not shown on the Company's consolidated statement of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed basis. To perform this analysis, the Company uses an adjusted income statement and statement of financial condition, which add back the effect of securitizations. The following table summarizes the Company's managed loan portfolio:

                                                                          Three Months Ended
                                                                               March 31
                                                                    --------------------------------
(dollars in thousands)                                                   2000             1999
----------------------------------------------------------------------------------------------------
Period-End Balances:
Reported consumer loans                                               $ 12,680,847      $ 6,857,160
Securitized consumer loans                                               9,427,700        7,483,655
                                                                    --------------------------------
    Total managed consumer loan portfolio                             $ 22,108,547     $ 14,340,815
                                                                    ================================

Average Balances:
Reported consumer loans                                               $ 12,196,433      $ 6,283,115
Securitized consumer loans                                               9,383,946        7,502,226
                                                                    --------------------------------
    Total average managed consumer loan portfolio                     $ 21,580,379     $ 13,785,341
                                                                    ================================

Operating Data and Ratios:
Reported:
       Average earning assets                                         $ 15,621,788      $ 7,232,188
       Return on average assets                                               4.24%            5.78%
       Net interest margin (1)                                               10.84%           11.68%
Managed:
       Average earning assets                                         $ 25,005,734     $ 14,734,414
       Return on average assets                                               2.71%            2.98%
       Net interest margin (1)                                               10.56%           11.81%

(1) Net interest margin is equal to net interest income divided by average earning assets.

Financial Statement Impact
     Securitizations are treated as sales under GAAP. The Company receives the proceeds of the sale, and the securitized loans are removed from the Company's consolidated statements of financial condition. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive collections allocated to such subordinated interest after payment to investors. Such retained interests are recorded at fair value and are included in "Due from securitization" on the Company's consolidated statements of financial condition. At the time it enters into a securitization, the Company recognizes an "interest-only strip receivable" asset, which is the present value of the projected excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the excess of the finance charge and fee revenue generated by the securitized loans over the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses. During the revolving period of a securitization, an additional interest-only strip receivable is recognized each month, as additional receivables are generated in the accounts that are in the securitized pool to replenish the investors' share of principal collections on the securitized loans. Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strips receivable and then, to the extent the amount received exceeds the related component of the interest-only strips receivable, as servicing and securitization income.

     When loans are securitized, the Company retains a "seller's interest" generally equal to the total amount of the pool of assets included in the securitization less the investors' portion of those assets. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. The seller's interest is classified on the Company's consolidated statements of financial condition as loans receivable at par less the associated allowance for credit losses. Periodically, the Company transfers new loans receivable into a securitized pool in order to maintain the seller's interest above an agreed-upon minimum.

     The Company services the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets have not been recognized in connection with the Company's securitizations.

     The effect of securitization accounting on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. For the three months ended March 31, 2000 and 1999 securitization accounting had the effect of: reducing net interest income by $237.0 million and $223.8 million; reducing the provision for credit losses by $158.0 million and $162.8 million; and increasing non-interest income by $79.0 million and $61.0 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitization income rather than a reduction of the allowance for credit losses, the Company's provision for credit losses is lower than would be the case had such loans not been securitized.

Risk Adjusted Revenue and Return
     One measure of product profitability that incorporates revenue and the most significant costs inherent in consumer loan risk analysis is risk adjusted revenue, which is net interest income on loans plus non-interest income less net credit losses. The Company uses risk adjusted revenue as a measure of loan portfolio profitability, consistent with its goal of matching the revenue base of customer accounts with the risk undertaken. Risk adjusted revenue may also be expressed as a percentage of average consumer loans, in which case it is referred to as risk adjusted return.

     Managed risk adjusted revenue and return for the three months ended March 31, 2000 were $918.7 million and 17.03%, compared to $576.0 million and 16.72% for the same period in 1999. The increase in managed risk adjusted revenue and return reflects a decrease in managed net credit loss rates, which were 7.18% for the three months ended March 31, 2000, compared to 7.62% for the quarter ended March 31, 1999, reflecting strong asset growth and declining credit loss rates on high line portfolios.

     The components of risk adjusted revenue are discussed in more detail in subsequent sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Income and Margin
     Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings. Managed net interest income includes net interest income and interest earned from securitized loans and spread accounts less interest paid to securitization investors.

     Managed net interest income for the three months ended March 31, 2000 was $660.3 million, compared to $434.9 million for the same period in 1999, representing an increase of $225.4 million, or 52%. Managed net interest margin on average managed earning assets decreased to 10.56% for the three months ended March 31, 2000, from 11.81% for the same period in 1999. The decrease was the result of the Company's decision to increase liquidity utilizing its investment portfolio. Managed net interest margin on average managed loans decreased slightly to 12.19% for the three months ended March 31, 2000, from 12.26% for the same period in 1999. The decrease in managed net interest margin was the result of increased borrowing rates for the Company being substantially offset by increases in finance charge yields. During the course of the past year, the federal funds rate has been increased 125 basis points. The higher finance charge yields resulted from an increase in the number of lower line credit card accounts, which generate higher overall finance charge rates and fee income, consistent with the Company's risk adjusted approach to pricing.

Statement of Average Balances, Income and Expense, Yields and Rates
     The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2000 and 1999. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.


                                                                Three Months Ended March 31
                                     -------------------------------------------------------------------------------
                                                        2000                                   1999
                                     --------------------------------------  ---------------------------------------
                                        Average       Income/      Yield/       Average       Income/      Yield/
(dollars in thousands)                  Balance       Expense       Rate        Balance       Expense       Rate
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets
     Consumer loans                   $ 12,196,433    $ 576,726     18.91%       6,283,115      279,125      17.77%
     Interest-earning cash                 127,871        1,809      5.66%          95,724        1,171       4.89%
     Federal funds sold                  2,192,817       31,735      5.79%         479,005        5,704       4.76%
     Investment securities               1,104,667       17,629      6.38%         374,344        5,616       6.00%
                                     -------------------------------------------------------------------------------
Total interest-earning assets           15,621,788    $ 627,899     16.08%       7,232,188    $ 291,616      16.13%

Allowance for loan losses               (1,101,701)                               (506,711)
Other assets                             1,921,220                               1,128,962
                                     --------------                          --------------
Total assets                          $ 16,441,307                             $ 7,854,439
                                     ==============                          ==============


LIABILITIES AND EQUITY:
Interest-bearing liabilities
     Deposits                         $ 12,337,384      185,887      6.03%       4,928,978       64,439       5.23%
     Borrowings                          1,155,204       18,771      6.50%       1,061,815       16,062       6.05%
                                     -------------------------------------------------------------------------------
Total interest-bearing liabilities      13,492,588    $ 204,658      6.07%       5,990,793     $ 80,501       5.37%

Other liabilities                        1,362,668                                 833,356
                                     --------------                          --------------
Total liabilities                       14,855,256                               6,824,149

Capital securities                         160,000                                 160,000

Equity                                   1,426,051                                 870,290
                                     --------------                          --------------
Total liabilities and equity          $ 16,441,307                             $ 7,854,439
                                     ==============                          ==============

NET INTEREST SPREAD:                                                10.01%                                   10.76%
                                                                  =========                               ==========

Interest income to
     average interest-earning assets                                16.08%                                   16.13%
Interest expense to
     average interest-earning assets                                 5.24%                                    4.45%
                                                                  ---------                               ----------
Net interest margin                                                 10.84%                                   11.68%
                                                                  =========                               ==========

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

                                                                Three Months Ended March 31
                                                                       2000 vs. 1999
                                                        --------------------------------------------
                                                          Increase           Change due to (1)
                                                                        ----------------------------
     (dollars in thousands)                              (Decrease)        Volume          Rate
     -----------------------------------------------------------------------------------------------
     Interest Income:
     Consumer loans                                       $ 297,601      $ 278,609       $ 18,992
     Federal funds sold                                      26,031         24,547          1,484
     Other securities                                        12,651         12,070            581
                                                         --------------------------------------------
         Total interest income                              336,283        315,226         21,057

     Interest Expense:
     Deposits                                               121,448        110,230         11,218
     Borrowings                                               2,709          1,468          1,241
                                                        --------------------------------------------
         Total interest expense                             124,157        111,698         12,459
                                                        --------------------------------------------
         Net interest income                              $ 212,126      $ 203,528       $  8,598
                                                        ============================================

     (1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income
     Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 54% of gross reported revenues for the three months ended March 31, 2000. Total non-interest income increased 52.4%, or $250.3 million, to $727.5 million for the three months ended March 31, 2000, compared to $477.3 million for the same period in 1999. This increase is primarily attributable to increased credit product fee income realized from membership services revenue and loan activity fees resulting from an increased customer base.

Servicing and Securitization Income
     Servicing and securitization income relates directly to securitized loans. It includes a servicing fee, which generally offsets the Company's cost of servicing the securitized loans, excess servicing income, and gains or losses from the transfer of financial assets (see "--Managed Consumer Loan Portfolio and the Impact of Securitization"). To the extent subsequent cash flows for excess servicing income exceed the projected amounts, which were recorded at present value, the Company will recognize additional servicing and securitization income during the period in which the servicing is provided.

     As of March 31, 2000, securitizations outstanding provided $9.7 billion in funding, representing 38% of total managed funding, compared with $7.4 billion, or 46%, as of March 31, 1999. The decrease in securitizations outstanding as a percentage of total managed funding as of March 31, 2000 was due to the Company's efforts to diversify its funding sources and increase deposit funding. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth under "--Funding and Liquidity."

     Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for loan losses and servicing expense, it will vary based upon the same factors that affect those items. Thus, changes in net credit losses (see "--Asset Quality, Net Credit Losses") and changes in interest rates (to the extent that the receivables and interest payable to investors are based upon floating rates) will cause excess servicing income to vary (see "--Asset/Liability Risk Management").

     For the three months ended March 31, 2000, servicing and securitization income increased $22.9 million from the same period in 1999, to $154.1 million. Excess servicing yields on securitized loans improved for the first quarter of 2000 due to decreases in net credit loss rates which were partially offset by decreased finance charge and fee yields on securitized loans.

Credit Product Fee Income
     Credit product fee income includes loan activity fees, loan performance fees, and membership services revenue. For the three months ended March 31, 2000, credit product fee income increased 59.9% to $546.4 million, compared to $341.8 million for the same period in 1999. The Company expects credit product fee income growth to moderate in 2000. Certain fee revenue realized from securitized loans is not included in credit product fee income but instead is recorded as part of servicing and securitization income.

     Strong growth in new customers, customers that purchased membership products, and rising loan activity fee volume contributed to the increase in credit product fee income during the quarter ended March 31, 2000 over the first quarter of 1999. For the three months ended March 31, 2000 and 1999, loan activity fees, which include interchange income and cash advance, annual membership, and processing fees, totaled $242.7 million and $152.0 million. Loan activity fee income increased as account growth resulted in increased annual membership fees, cash advance fees, and interchange income. Loan performance fees include late fees, returned check fees, and overlimit charges. For the three months ended March 31, 2000 and 1999, loan performance fees totaled $106.6 million and $95.8 million, reflecting increased overlimit income consistent with growth in the account base offset in part by a decrease in late fee income. Membership services revenue results primarily from the sale of various proprietary membership products that complement the Company's credit products. The Company recognizes membership services revenue ratably over the term of the product, net of an allowance for estimated refunds, beginning after the end of the free or money-back guarantee period, if any. For the three months ended March 31, 2000 and 1999, membership services revenue totaled $197.1 million and $94.0 million. The increase reflects the overall increase in the Company's customer base and increased sales of membership products to existing customers.

Non-Interest Expense
     Non-interest expense includes employee salaries and benefits; loan solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts. The Company also incurs advertising costs to promote its consumer financial products. In accordance with GAAP, the Company has capitalized only the direct nonsolicitation costs (loan origination costs) associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans or the estimated life of the loans for home loans, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. For the three months ended March 31, 2000 and 1999, the Company amortized loan origination costs of $7.4 million and $11.2 million. For the three months ended March 31, 2000 and 1999, total loan solicitation costs, including amortized loan origination costs, were $112.1 million and $99.4 million. The increase in loan solicitation costs reflects new marketing initiatives, including television and Internet advertising campaigns.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three months ended March 31, 2000 and 1999:


                                                                    Three Months Ended March 31
                                                               -------------------------------------
    (dollars in thousands)                                          2000                   1999
    ------------------------------------------------------------------------------------------------
    Non-interest expense
    Salaries and employee benefits                             $    174,980         $     95,987
    Solicitation and advertising                                    112,122               99,447
    Occupancy, furniture, and equipment                              30,599               15,304
    Data processing and communication                                40,618               24,762
    Other                                                           140,752               81,606
                                                               -------------------------------------
           Total                                               $    499,071         $    317,106
                                                               =====================================

Impact of Year 2000
     The Company has not experienced any material disruption in its operations as a result of the Year 2000 date rollover. Monitoring and validation are scheduled to continue through the end of 2000 to verify that all systems and applications continue to function properly.

     The Company incurred $13.8 million in Year 2000 project expenses through March 31, 2000. The Company has funded all Year 2000-related costs through operating cash flows. Year 2000 costs have been expensed as incurred, and such costs have not had a material impact on the Company's financial results or condition.

Income Taxes
     The Company recognized income tax expense of $116.2 million and $75.6 million for the three months ended March 31, 2000 and 1999. The Company's effective tax rate was 40.0% for the three months ended March 31, 2000 and 1999.

Asset Quality
     The Company's delinquencies and net credit losses reflect, among other factors, the quality of loans, the average age of the Company's loans receivable (generally referred to as "seasoning"), the success of the Company's collection efforts, and general economic conditions. The quality of loans is subject to the segmentation and underwriting criteria used, account management, seasoning, and demographic and other factors.

     The level of net credit losses directly affects earnings when reserves are established through recognition of provisions for credit losses. Provisions for credit losses generally depend on historical levels of net credit losses and current trends. As new portfolios of consumer loans are originated or acquired, management uses historical credit loss and delinquency analyses of similar, more seasoned loan portfolios and other qualitative factors to establish an allowance for credit losses inherent in the existing portfolio (see "--Allowance and
Provision for Credit Losses"). As net credit losses are experienced, the previously established reserve is used to absorb the credit losses. Additionally, the Company adjusts the allowance for credit losses to reflect the sale of securitized loans and the removal of the related net book value from the consolidated statements of financial condition.

     The Company's policy is to recognize principal credit losses on all delinquent unsecured loans (including the unsecured portion of any partially secured credit card loans) no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Accounts of bankrupt credit card customers are charged off upon notification of bankruptcy. Accounts of deceased credit card customers are charged off upon determination of uncollectibility but in no case later than 180 days after such loans become delinquent. Home loans are reviewed when a loss of all or part of the principal balance of the loan is anticipated, and an allowance for credit losses is established in the amount by which the book value of the loan exceeds the estimated net realizable value of the underlying collateral. Anticipated losses on home loans are charged off no later than 180 days after payments on such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge and fee income is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, the Company continues collection activity, to the extent legally permissible. Any collections on previously charged off loans are recognized as recoveries when realized.

Delinquencies
     The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of March 31, 2000 and 1999. An account is contractually delinquent if the minimum payment is not received by the next billing date. Total 30+ day delinquencies on managed loans increased to 5.72% as of March 31, 2000 from 5.66% as of December 31, 1999 and 4.91% as of March 31, 1999. This increase reflects the overall change in the loan portfolio composition and account seasoning in lower line credit card asset classes.

                                                              March 31
                                --------------------------------------------------------------------
                                           2000                                    1999
                                --------------------------------------------------------------------
                                                      % of                                   % of
                                                      Total                                  Total
     (dollars in thousands)        Loans              Loans               Loans              Loans
     -----------------------------------------------------------------------------------------------
     Reported:
     Loans outstanding           $ 12,680,847         100.00%           $ 6,857,160          100.00%
     Loans delinquent:
        30 - 59 days                  248,800           1.96%               108,549            1.58%
        60 - 89 days                  203,678           1.61%                83,352            1.22%
        90 or more days               440,397           3.47%               176,615            2.57%
                             -------------------------------------------------------------------------
        Total                    $    892,875           7.04%           $   368,516            5.37%
                             =========================================================================
     Managed:
     Loans outstanding           $ 22,108,547         100.00%           $14,340,815          100.00%
     Loans delinquent:
        30 - 59 days                  375,875           1.70%               224,887            1.57%
        60 - 89 days                  288,082           1.30%               158,902            1.11%
        90 or more days               601,185           2.72%               320,885            2.23%
                             -------------------------------------------------------------------------
        Total                    $  1,265,142           5.72%           $   704,674            4.91%
                             =========================================================================


Net Credit Losses
     Net credit losses for consumer loans represent the principal amount of losses from customers who have not paid their existing loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries. The principal amounts of such losses include cash advances, purchases, and certain financed membership product sales. The principal amounts of such losses exclude accrued finance charge and other fee income, which is charged against the related income at the time of credit loss recognition. Losses for cardholder accounts related to fraudulent activity are included in other non-interest expense.

     The annualized managed net credit loss rate decreased to 7.18% as of March 31, 2000, compared to 7.62% as of March 31, 1999, reflecting asset growth and improved credit loss rates on the Company's higher line portfolios partially offset by increased credit loss rates on the Company's lower line credit card portfolios. The continued seasoning of the Company's lower line asset classes is expected to result in an increase in the managed net credit loss rate during subsequent quarters. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's risk adjusted return approach.

     The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:


                                                                        Three Months Ended
                                                                              March 31
                                                               -------------------------------------
    (dollars in thousands)                                          2000                   1999
    ------------------------------------------------------------------------------------------------
    Reported:
    Average loans outstanding                                  $ 12,196,433         $  6,283,115
    Net credit losses                                          $    229,219         $     99,973
    Net credit losses as a percentage
       of average loans outstanding                                    7.52%                6.36%

    Managed:
    Average loans outstanding                                  $ 21,580,379         $ 13,785,341
    Net credit losses                                          $    387,267         $    262,759
    Net credit losses as a percentage
       of average loans outstanding                                    7.18%                7.62%

Allowance and Provision for Credit Losses
     The Company maintains the allowance for credit losses at a level estimated to be adequate to absorb credit losses, net of recoveries, inherent in the existing reported loan portfolio. The allowance for credit losses is maintained for reported loans only (see "--Managed Consumer Loan Portfolio and the Impact of Securitization"). Accordingly, the entire allowance is allocated to designated portfolios or pools of the Company's reported loans.

     As part of the quantitative evaluation of the allowance for credit losses, the Company segregates loans by portfolio type. These include portfolios of various types of credit card and home loan products and acquired loan portfolios. The quantitative factors the Company uses to establish portfolio-level reserves are historical delinquencies, historical credit loss rates, level of security (if applicable), customer characteristics, and other factors. Home loans that are 90 or more days past due are also evaluated individually for collectibility in order to establish an allowance for credit losses. Loan portfolios are grouped into credit card and home loan pools, and certain qualitative factors are applied to those pools, consistent with applicable bank regulatory guidelines. In evaluating the need to establish additional allowances on a pool or portfolio, the Company takes into consideration qualitative factors, including general economic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures. The Company compares actual credit loss performance against estimated credit losses, and may modify its loan loss allowance evaluation model accordingly.

     The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2000 and 1999:

                                                                        Three Months Ended
                                                                              March 31
                                                               -------------------------------------
    (dollars in thousands)                                          2000                   1999
    -----------------------------------------------------------------------------------------------
    Balance at beginning of period                             $  1,028,377         $    451,245
    Provision for credit losses                                     361,213              182,073
    Allowance acquired                                                    -               14,310
    Foreign currency translation                                        (11)                   -
    Credit losses                                                  (255,082)            (115,506)
    Recoveries                                                       25,863               15,533
                                                                -------------------------------------
    Net credit losses                                              (229,219)             (99,973)
                                                                -------------------------------------
    Balance at end of period                                   $  1,160,360         $    547,655
                                                                =====================================

    Allowance for credit losses to loans at period-end                 9.15%                7.99%

The allowance for credit losses increased to $1,160.4 million, or 9.15% of reported loans, as of March 31, 2000, from $1,028.4 million, or 8.86 % of reported loans, as of December 31, 1999 and $547.7 million, or 7.99% of reported loans, as of March 31, 1999. The increase in the allowance for credit losses as a percentage of reported loans reflects an increase in lower line credit card loans, which are generally expected to experience higher credit loss rates (see "--Risk Adjusted Revenue and Return").

Funding and Liquidity
     The Company funds its assets through a diversified mix of funding products designed to appeal to a broad range of investors, with the goal of generating funding at the lowest cost possible while maintaining liquidity at prudent levels and managing interest rate risk.

     The primary goal of the Company's liquidity management is to ensure that funding will be available to support Company operations in varying business environments. The Company employs multiple strategies to maintain a strong liquidity position, including diversification of funding sources, dispersion of maturities, maintenance of a prudent investment portfolio and cash balances, and maintenance of committed credit facilities.

Funding Sources and Maturities
     The Company seeks to fund its assets by diversifying its distribution channels and offering a variety of funding products. Among the products offered are retail and institutional deposits, money market accounts, term federal funds, public and private asset securitizations, and bank notes. Distribution channels include direct phone and mail, brokerage and investment banking relationships, and the Internet.

     The Company offers maturity terms for its funding products that range from one week to 30 years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuance in the securitization and capital markets. Maturities are managed by the types of funding sources utilized and by the rates offered on different products. The Company seeks to maintain a balanced distribution of maturities, avoiding undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections with the goal of ensuring that liquidity levels are adequate to support maturities.

     The following table summarizes the contractual maturities of deposits at the Company as of March 31, 2000 and December 31, 1999:

                                                         March 31, 2000                                December 31, 1999
                                           -----------------------------------------------------------------------------------------
                                              Direct         Other          Total            Direct         Other          Total
(dollars in thousands)                       Deposits       Deposits       Deposits         Deposits       Deposits       Deposits
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                        $  735,834     $  309,356    $ 1,045,190       $  675,158     $  271,852    $   947,010
Over three months through 12 months          2,124,962      2,894,045      5,019,007        2,080,048      2,084,568      4,164,616
Over one year through five years             1,941,346      3,663,269      5,604,615        1,426,006      2,609,582      4,035,588
Over five years                                      -        429,448        429,448                -        330,000        330,000
Deposits without contractual maturity          978,031         45,539      1,023,570          999,753         61,156      1,060,909
                                           -----------------------------------------------------------------------------------------
     Total deposits                         $5,780,173     $7,341,657    $13,121,830       $5,180,965     $5,357,158    $10,538,123
                                           =========================================================================================

Deposits increased to $13.1 billion as of March 31, 2000 from $10.5 billion as of December 31, 1999. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

     The Company securitizes loans in order to diversify funding sources and to obtain an efficient all-in cost of funds, including the cost of capital. The securitizations are diversified across the public and private securitization markets and across maturity terms. Pools of securitized loans provide cash flow for securities sold to investors under legal structures that generally provide for an interest-only (revolving) period and a principal repayment (amortization or accumulation) period. During an amortization or accumulation period, payments on the securitized loans are distributed or accumulated for payment to the securitization investors, and the portion of the securitized pool of assets reported on the Company's statement of financial condition will increase.

     Private securitizations generally utilize commercial paper-based conduit facilities and other variable funding programs to securitize loans receivable. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit and variable funding facilities totaled approximately $3.1 billion as of March 31, 2000.

     During the first three months of 2000, the Company completed one term securitization totaling approximately $525 million.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of March 31, 2000:

                                                                   Amount
                                                               Amortizing
    Year                                             (dollars in millions)
    ----------------------------------------------------------------------
    2000                                                           $  410
    2001                                                            1,130
    2002                                                            1,783
    2003                                                            1,612
    2004                                                              961
    2005                                                               89

The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace the funding reflected in the amortization schedule summarized above, although no assurances can be given to that effect.

     The Company, through one of its banking subsidiaries, maintains a program for the issuance of senior and subordinated debt instruments. Under this program, the Company from time to time may issue fixed or variable rate debt instruments in the aggregate principal amount of up to $4.0 billion, with maturities ranging from seven days to 15 years.

     The following table shows the Company's unsecured funding availability and outstandings as of March 31, 2000:

                                                                               March 31, 2000
                                                        -------------------------------------------------------------
                                                         Effective/                       Outstanding,       Final
(dollars or dollar equivalents in thousands)             Issue Date    Availability (1)       Net           Maturity
---------------------------------------------------------------------------------------------------------------------
Senior and subordinated bank note program (2)(3)              2/98       $ 4,000,000       $ 899,836             2/13
Short-term credit facilities (three 364-day facilities)    Various           250,000              --          Various
Short-term U.K. credit facility (364-day facility)(4)         4/99            39,883          15,953             4/01
Revolving credit facility                                     1/99           750,000              --             1/03
Providian Financial shelf registration                        6/98         2,000,000              --               --
Capital Securities                                            2/97           160,000         160,000             2/27


(1) Short-term bank notes issued under the bank note program and short-term and long-term credit facilities are revolving funding sources. Funding availability is subject to market conditions and contractual provisions.
(2) Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of March 31, 2000.
(3) Bank notes currently outstanding under the bank note program are medium-term senior bank notes.
(4) (pound)25 million sterling facility in dollars using exchange rate as of March 31, 2000.

Investments
     The  Company  maintains  cash  reserves  to  provide  adequate   short-term
liquidity. The Company also maintains a portfolio of high-quality investment securities such as U.S. government and agency obligations, mortgage-backed securities, commercial paper, interest-earning deposits with other banks, federal funds sold, and other cash equivalents. Investment securities increased to $2,390.5 million as of March 31, 2000 from $581.5 million as of December 31, 1999, due to steps taken to enhance the Company's liquidity position, funding opportunistically at attractive rates in the deposit market. Federal funds sold and securities purchased under resale agreements decreased to $1.2 billion as of March 31, 2000 from $1.3 billion as of December 31, 1999.

Credit Facilities
     The Company has additional backup liquidity in the form of a $750 million (reduced from $1.0 billion as of December 31, 1999) unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the prompt and complete payment, when due, of the borrowers' obligations under the credit facility. During the first quarter of 2000, there were no borrowings under the credit facility. The Company is also a party to three separate 364-day lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit during the first quarter of 2000. The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day line of credit in the amount of (pound)25 million ($39.9 million equivalent based on the exchange rate at March 31, 2000), under which short-term borrowings are available for general corporate purposes. The Company guarantees the prompt and complete payment, when due, of the borrower's obligations under the sterling facility.

     The Company  follows a  contingency  funding  plan that  defines  tests for
management  to  monitor  the  Company's   liquidity   position  and   prescribes
management's actions in response to various circumstances.

Capital Adequacy
     Each of the Company's banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is "well capitalized" or "adequately capitalized":

                                                                             Well           Adequately
                                                                         Capitalized       Capitalized
       Capital Ratio                      Calculation                       Ratios            Ratios
    ----------------------------------------------------------------------------------------------------
    Total risk-based       (Tier 1 + Tier 2)/Total risk-based assets         => 10%         => 8% < 10%
    Tier 1                 Tier 1/Total risk-based assets                    =>  6%         => 4% <  6%
    Leverage               Tier 1/Adjusted average assets                    =>  5%         => 4% <  5%


     At March 31, 2000, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                                           Providian
                                                                            National         Providian
    Capital Ratio                                                             Bank              Bank
    ----------------------------------------------------------------------------------------------------
    Total risk-based                                                         10.42%            15.06%
    Tier 1                                                                    9.06%            13.76%
    Leverage                                                                  9.51%             6.36%

The Company's banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators with respect to components, risk weightings, and other factors.

Asset/Liability Risk Management
     The composition of the Company's consolidated statements of financial condition consist primarily of investments in interest-earning assets (loans receivable and investment securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). As a result, the Company's earnings are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature, reprice, or prepay/withdraw in a specific period.

     The Company's receivables generally have a fixed yield or float at a spread above the prime rate. While the Company's fixed rate credit card receivables have no stated maturity or repricing period, the Company may adjust the rate charged after providing notice to the customer. Interest rates on the Company's liabilities are generally indexed to LIBOR or bear a fixed rate until maturity. This asset/liability structure exposes the Company to two types of interest rate risk: (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows; and (b) basis risk, which arises from changing spread relationships between yield curves and indexes.

     The principal objective of the Company's asset/liability risk management activities is to monitor and control the Company's exposure to adverse effects resulting from movements of interest rates over time. The Company measures and manages interest rate risk individually for each banking subsidiary and on a consolidated basis, including both reported and managed assets and liabilities in its measurement and management. To measure exposure to interest rate changes, the Company uses net interest income (NII) and market value of portfolio equity
(MVPE) simulation analysis.

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at March 31, 2000 and takes into consideration the Company's current hedging activity:

                                                                                 March 31, 2000 (1)
                                                                           ----------------------------
     Change in Interest Rates                                                   Percentage Change In
                                                                           ----------------------------
     (in basis points)                                                          NII (2)       MVPE (3)
    ---------------------------------------------------------------------------------------------------
     +200                                                                        0.8%           (4.3)%
     Flat                                                                          0%               0%
     -200                                                                      (0.8)%             5.4%

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

As part of its interest rate risk measurement process, the Company must make reasonable estimates about how its customers and competitors will respond to changes in market interest rates. In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. Therefore, the table above should be viewed as the Company's best estimate as to the general effect of broad and sustained interest rate movements on the Company's net income and portfolio value.

     The Company seeks to mitigate earnings volatility associated with interest rate movement by generally matching the repricing characteristics of reported and managed assets and liabilities. Fixed rate liabilities generally fund fixed APR assets, while variable rate liabilities generally fund variable APR assets. Given the Company-directed repricing characteristics of its credit card assets and historically favorable funding rates for variable liabilities, the Company uses variable rate liabilities to fund a portion of its fixed rate credit card assets.

     The Company uses derivative financial instruments, including swap and cap agreements with indices that correlate to managed assets or liabilities, to modify its indicated net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance. The objective in using these hedges is to reduce interest rate risk by more closely aligning the repricing characteristics of the Company's assets and liabilities.

     The Company does not trade in derivatives or use derivatives to speculate on interest rates or as an investment vehicle. The following table presents the notional amounts of swap and cap agreements purchased for the periods indicated:

                                                                       Three Months Ended
                                                                             March 31
                                                               -------------------------------------
     (dollars in thousands)                                         2000                   1999
     -----------------------------------------------------------------------------------------------
     Swap agreements:
              Beginning balance                                $    880,000         $    635,500
              Additions                                             100,000                    -
              Maturities                                                  -                    -
                                                               -------------------------------------
              Ending balance                                   $    980,000         $    635,500
                                                               =====================================

     Interest rate caps:
              Beginning balance                                $    644,878         $    671,000
              Additions                                              96,750               50,000
              Maturities                                             98,701               52,000
                                                               -------------------------------------
              Ending balance                                   $    642,927         $    669,000
                                                               =====================================


Notional amounts of swaps outstanding have increased to offset, in part, the growth of fixed rate deposits. As market conditions or the Company's asset/liability mix change, the Company may increase or decrease the notional amount of swaps and caps outstanding in order to manage the Company's interest rate risk profile.

     The Company manages credit risk arising from derivative transactions through an ongoing credit review, approval, and monitoring process. "Credit risk" for these derivative transactions is defined as the risk that a loss will occur as the result of a derivative counterparty defaulting on a contract when the contract is in a favorable economic position to the Company. The Company may enter into master netting, market settlement, or collateralization agreements with derivative counterparties to reduce the credit exposure arising from its hedging transactions.

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

     As of May 12, 2000, six similar putative class actions were pending in state courts, three of which were filed in San Francisco Superior Court and are expected to be coordinated with the Consolidated Action. Another similar state case, filed in San Mateo County, California, was not coordinated with the Consolidated Action and will proceed separately. In addition, one putative class action was filed in Cook County, Illinois. The Company's motions to dismiss this action have been granted three times, although the plaintiff has filed another motion for leave to amend. Another putative class action is pending in Bullock County, Alabama. As of May 12, 2000, one consolidated putative class action was pending in federal court. The federal action (the "Multidistrict Action") is a consolidation of several different actions that had been filed in various federal courts, and have been transferred by the Federal Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania. A consolidated complaint in the Multidistrict Action was filed on February 4, 2000.

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

     The lawsuits described above are at a very early stage. No specific measure of damages has been demanded. An informed assessment of the ultimate outcome or potential liability associated with these matters is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K.

     Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 27.1   Financial Data Schedule.

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on February 3, 2000 with respect to its Registration Statement on Form S-3.

(e) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

                                                          Three Months
                                                              Ended
                                                             March 31                    Year Ended December 31
                                                                        ---------------------------------------------------------
(dollars in thousands)                                         2000        1999       1998        1997        1996       1995
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS TO FIXED CHARGES:
  Excluding interest on deposits                               13.34       9.83       10.88       14.20       5.93       4.90
  Including interest on deposits                                2.39       2.99        2.93        2.66       2.34       2.34

EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK:(1)
  Excluding interest on deposits                               13.34       9.83       10.88       13.28       5.19       4.32
  Including interest on deposits                                2.39       2.99        2.93        2.63       2.25       2.24

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


                                            Providian Financial Corporation
                                            -------------------------------
                                                     (Registrant)


Date: May 15, 2000                          /s/ David J. Petrini
                                            --------------------
                                            David J. Petrini
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Signatory)

Date: May 15, 2000                          /s/ Daniel Sanford
                                            ------------------
                                            Daniel Sanford
                                            Senior Vice President and Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Signatory)

                                  EXHIBIT INDEX


Exhibit No.

     Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 27.1   Financial Data Schedule