Form 10-Q
period 2000-06-30
PROVIDIAN FINANCIAL CORP
filed 2000-08-14
CIK 1035713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                      OR

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

Yes   X     No __
     ---

     As of July 31, 2000, there were 142,857,943 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                        PROVIDIAN FINANCIAL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                 June 30, 2000

PART I. FINANCIAL INFORMATION                                                          Page
                                                                                       ----
        Item 1. Financial Statements  (unaudited):
                    Condensed Consolidated Statements of Financial
                      Condition.......................................................  3
                    Condensed  Consolidated  Statements  of  Income...................  4
                    Condensed Consolidated Statements of Changes in
                      Shareholders' Equity............................................  5
                    Condensed Consolidated Statements of Cash Flows...................  6
                    Notes to Condensed Consolidated Financial
                      Statements......................................................  7

        Item 2. Management's  Discussion and Analysis of Financial
                    Condition and Results of Operations............................... 11

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings................................................... 28

        Item 4.   Submission of Matters to a Vote of Security Holders................. 29

        Item 6.   Exhibits and Reports on Form 8-K.................................... 30

Signatures............................................................................ 32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES


                                                                                    (unaudited)
                                                                                      June 30          December 31
(dollars in thousands)                                                                  2000              1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS

   Cash and cash equivalents                                                       $    303,550    $    182,915
   Federal funds sold and securities
     purchased under resale agreements                                                1,206,900       1,298,000
   Investment securities:
      Available-for-sale                                                              1,905,785         455,238
      Held-to-maturity                                                                  598,290         126,258
   Loans receivable, less allowance for credit losses of $1,263,796
     at June 30, 2000 and $1,028,377 at December 31, 1999                            11,290,173      10,545,173
   Premises and equipment, net                                                          178,877         149,194
   Interest receivable                                                                  129,742         108,087
   Due from securitizations                                                             609,986         614,217
   Deferred taxes                                                                       649,104         571,040
   Other assets                                                                         369,562         290,755
                                                                                   ----------------------------
          Total assets                                                             $ 17,241,969    $ 14,340,877
                                                                                   ============================

LIABILITIES
  Deposits:

       Non-interest bearing                                                        $     68,597    $     63,890
       Interest bearing                                                              13,104,143      10,474,233
                                                                                   ----------------------------
                                                                                     13,172,740      10,538,123

   Short-term borrowings                                                                 50,310         126,289
   Long-term borrowings                                                                 731,721         958,056
   Deferred fee revenue                                                                 583,721         578,607
   Accrued expenses and other liabilities                                               961,552         647,326
                                                                                    ---------------------------
          Total liabilities                                                          15,500,044      12,848,401

Company obligated mandatorily  redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (capital securities)                               160,000         160,000

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued and outstanding: June 30, 2000--142,722,722
  shares; December 31, 1999--142,066,407 shares)                                            954             954
Retained earnings                                                                     1,590,641       1,394,293
Cumulative other comprehensive income                                                     2,075          (2,161)
Common stock held in treasury--at cost: (June 30, 2000--
  397,258 shares; December 31, 1999--1,053,573 shares)                                  (11,745)        (60,610)
                                                                                   ----------------------------
          Total shareholders' equity                                                  1,581,925       1,332,476
                                                                                   ----------------------------
          Total liabilities and shareholders' equity                               $ 17,241,969    $ 14,340,877
                                                                                   ============================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                     Three Months Ended       Six Months Ended
                                                                         June 30                   June 30
(dollars in thousands, except per share data)                       2000            1999      2000            1999
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans                                                          $  594,145   $  358,449   $1,170,871   $  637,574
     Federal funds sold and securities
       purchased under resale agreements                                19,613        6,920       51,348       12,623
     Other                                                              39,821        7,560       59,259       14,348
                                                                    -------------------------------------------------
Total interest income                                                  653,579      372,929    1,281,478      664,545

INTEREST EXPENSE
     Deposits                                                          201,425       73,790      387,312      138,229
     Borrowings                                                         15,446       26,480       34,217       42,542
                                                                    -------------------------------------------------
Total interest expense                                                 216,871      100,270      421,529      180,771

          Net interest income                                          436,708      272,659      859,949      483,774

Provision for credit losses                                            373,590      255,222      734,803      437,295
                                                                    -------------------------------------------------

          Net interest income after provision
            for credit losses                                           63,118       17,437      125,146       46,479

NON-INTEREST INCOME
     Servicing and securitizations                                     153,123      148,763      307,206      279,974
     Credit product fee income                                         575,368      414,819    1,121,786      756,629
     Other                                                              95,313        7,876      122,352       12,111
                                                                    -------------------------------------------------
                                                                       823,804      571,458    1,551,344    1,048,714

NON-INTEREST EXPENSE
     Salaries and employee benefits                                    173,335      121,784      348,315      217,771
     Solicitation and advertising                                      119,020      102,231      231,142      201,678
     Occupancy, furniture, and equipment                                32,798       18,877       63,397       34,181
     Data processing and communication                                  44,690       29,852       85,308       54,614
     Other                                                             412,448      105,096      553,200      186,702
                                                                    -------------------------------------------------
                                                                       782,291      377,840    1,281,362      694,946
                                                                    -------------------------------------------------

          Income before income taxes                                   104,631      211,055      395,128      400,247

Income tax expense                                                      41,859       84,569      158,038      160,215
                                                                    -------------------------------------------------

          Net Income                                                $   62,772   $  126,486   $  237,090   $  240,032
                                                                    =================================================

Earnings per common share - basic                                   $     0.44   $     0.89   $     1.67   $     1.70
                                                                    =================================================
Earnings per common share - assuming dilution                       $     0.43   $     0.87   $     1.63   $     1.65
                                                                    =================================================

Cash dividends paid per common share                                $     0.05   $     0.05   $     0.10   $     0.10
                                                                    =================================================
Weighted average common shares
   outstanding - basic (000)                                           141,840      141,483      141,753      141,298
                                                                    =================================================
Weighted average common shares
   outstanding - assuming dilution (000)                               145,791      145,546      145,491      145,623
                                                                    =================================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                         Cumulative       Common
                                                            Additional                      Other         Stock
                                                   Common     Paid-In      Retained     Comprehensive    Held in
(dollars in thousands, except per share data)       Stock     Capital      Earnings        Income        Treasury         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                          $ 954   $       -     $  866,005        $  (320)    $ (63,452)    $   803,187
Comprehensive income:
    Net Income                                                                 240,032                                      240,032
    Other comprehensive income, net of income tax:
          Unrealized gain on securities, net of
               income taxes of $123                                                              (191)                         (191)
          Foreign currency translation adjustments,
               net of income taxes of ($6)                                                          9                             9
                                                                                                                        ------------
    Other comprehensive income                                                                                                 (182)
                                                                                                                        ------------
Comprehensive income                                                                                                        239,850
Cash dividend: Common - $0.10 per share                                        (14,178)                                     (14,178)
Purchase of 933,459 common shares for treasury                   25,923                                     (97,120)        (71,197)
Exercise of stock options and other awards                      (51,388)         8,466                       62,515          19,593
Issuance of restricted and unrestricted stock less
      forfeited shares                                             (422)                                      9,029           8,607
Deferred compensation related to grant of
      restricted and unrestricted stock less
      amortization of $3,708                                     (4,896)                                                     (4,896)
Net tax effect from employee stock plans                         31,729                                                      31,729
                                                 -----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                              $ 954   $     946     $1,100,325        $  (502)    $ (89,028)    $ 1,012,695
                                                 ===================================================================================

BALANCE AT DECEMBER 31, 1999                          $ 954   $       -     $1,394,293        $(2,161)    $ (60,610)    $ 1,332,476
Comprehensive income:
    Net Income                                                                 237,090                                      237,090
    Other comprehensive income, net of income tax:
          Unrealized gain on securities, net of
               income taxes of ($3,111)                                                         4,666                         4,666
          Foreign currency translation adjustments,
               net of income taxes of $286                                                       (430)                         (430)
                                                                                                                        ------------
    Other comprehensive income                                                                                                4,236
                                                                                                                        ------------
Comprehensive income                                                                                                        241,326
Cash dividend: Common - $0.10 per share                                        (14,252)                                     (14,252)
Purchase of 70,234 common shares for treasury                                                                (5,937)         (5,937)
Exercise of stock options and other awards                       11,432        (26,490)                      24,931           9,873
Issuance of restricted and unrestricted stock less
    forfeited shares                                             (8,603)                                     29,871          21,268
Deferred compensation related to grant of
    restricted and unrestricted stock less
    amortization of $7,229                                      (14,039)                                                    (14,039)
Net tax effect from employee stock plans                         11,210                                                      11,210
                                                 -----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                              $ 954   $       -     $1,590,641        $ 2,075     $ (11,745)    $ 1,581,925
                                                 ===================================================================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                                    Six Months Ended
                                                                                                        June 30
(dollars in thousands)                                                                             2000            1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                                     $   237,090    $   240,032
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                                      734,803        437,295
      Depreciation and amortization of premises and equipment                                           24,769         14,548
      Amortization of net loan acquisition costs                                                        15,134         26,604
      Amortization of deferred compensation
        related to restricted and unrestricted stock                                                     7,229          3,708
      Amortization of deferred fee revenue                                                            (438,938)      (254,104)
      Increase in deferred income tax benefit                                                          (80,888)      (109,623)
      Increase in deferred fee revenue                                                                 444,052        380,748
      Increase in interest receivable                                                                  (21,655)       (20,262)
      Gain from sale of home loans                                                                     (64,671)           --
      Net increase in other assets                                                                     (94,808)       (72,578)
      Net increase in accrued expenses and other liabilities                                           325,438         72,852
                                                                                                   --------------------------
                         Net cash provided by operating activities                                   1,087,555        719,220

INVESTING ACTIVITIES
      Net (increase) decrease in money market instrument investments                                  (472,032)        74,894
      Net cash used for loan originations and principal
        collections on loans receivable                                                             (3,291,438)    (3,066,363)
      Net increase in securitized loans                                                                328,636        569,163
      Net proceeds from sale of home loans                                                           1,548,173            --
      Portfolio acquisitions                                                                                --       (127,119)
      Decrease in due from securitizations                                                               4,231         88,763
      Purchases of investment securities                                                            (1,495,821)       (76,042)
      Proceeds from maturities of investment securities                                                 53,050         85,802
      Decrease (increase) in federal funds sold and securities purchased under resale agreements        91,100       (471,256)
      Net purchases of premises and equipment                                                          (54,806)       (40,982)
                                                                                                   --------------------------
                         Net cash used by investing activities                                      (3,288,907)    (2,963,140)

FINANCING ACTIVITIES
      Net increase in deposits                                                                       2,634,617      1,325,282
      Proceeds from issuance of term federal funds                                                   1,445,000      1,258,778
      Repayment of term federal funds                                                               (1,545,027)      (872,500)
      Increase in other short-term borrowings                                                           24,048           --
      (Decrease) increase in long-term borrowings                                                     (226,335)       629,548
      Purchase of treasury stock                                                                        (5,937)       (71,197)
      Dividends paid                                                                                   (14,252)       (14,178)
      Proceeds from exercise of stock options                                                            9,873         19,593
                                                                                                   --------------------------
                         Net cash provided by financing activities                                   2,321,987      2,275,326
                                                                                                   --------------------------

Net increase in cash and cash equivalents                                                              120,635         31,406
Cash and cash equivalents at beginning of period                                                       182,915        176,348
                                                                                                   --------------------------
Cash and cash equivalents at end of period                                                         $   303,550    $   207,754
                                                                                                   ==========================


See notes to condensed consolidated financial statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2000  (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Note 2 - Earnings Per Share

     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                              Three Months Ended                   Six Months Ended
                                                                    June 30                              June 30
(dollars in  thousands, except per share data)                2000           1999                  2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                             $    62,772      $   126,486            $   237,090         $  240,032
                                                   ==========================================================================
Weighted average common shares outstanding--
  basic                                                    141,840          141,483                141,753            141,298
  Effect of dilutive securities
    Restricted stock issued--non vested                        732              508                    662                581
    Employee stock options /(1)/                             3,046            3,555                  2,864              3,744
    Forward purchase contracts                                 173               --                    212                 --
                                                   --------------------------------------------------------------------------
Dilutive potential common shares                             3,951            4,063                  3,738              4,325
                                                   --------------------------------------------------------------------------
Adjusted weighted average common shares and
  assumed conversions                                      145,791          145,546                145,491            145,623
                                                   ==========================================================================
Earnings per common share--basic                       $      0.44      $      0.89            $      1.67         $     1.70
                                                   ==========================================================================
Earnings per common share--assuming dilution           $      0.43      $      0.87            $      1.63         $     1.65
                                                   ==========================================================================

(1) During the three and six months ended June 30, 2000, options to purchase 2,630,750 and 2,699,650 shares of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

Note 3 - Loans Receivable and Allowance for Credit Losses

The following is a summary of the Company's loans receivable at June 30, 2000 and December 31, 1999:

(dollars in thousands)                                          June 30, 2000           December 31,1999
----------------------------------------------------------------------------------------------------------
Credit cards                                                   $   12,458,784              $   10,075,185
Home loans                                                             79,646                   1,520,795
Other                                                                  18,250                      13,974
                                                               -------------------------------------------
                                                                   12,556,680                  11,609,954
Allowance for credit losses                                        (1,263,796)                 (1,028,377)
Net deferred origination fees                                          (2,711)                    (36,404)
                                                               -------------------------------------------
                                                               $   11,290,173              $   10,545,173
                                                               -------------------------------------------

     The activity in the allowance for credit losses for the six months ended June 30, 2000 and 1999 was as follows:

                                                                     Six Months Ended June 30
(dollars in thousands)                                                 2000          1999
--------------------------------------------------------------------------------------------------
Balance at beginning of period                                   $ 1,028,377      $   451,245
Provision for credit losses                                          734,803          437,295
Allowance acquired/Other                                             (22,617)          14,310
Foreign currency translation                                            (177)              --
Credit losses                                                       (529,461)        (265,788)
Recoveries                                                            52,871           38,162
                                                               -----------------------------------
Net credit losses                                                   (476,590)        (227,626)
                                                               -----------------------------------
Balance at end of period                                         $ 1,263,796      $   675,224
                                                               ===================================

Note 4 - Shareholders' Equity

     The Company is party to several agreements to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreements may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. As of June 30, 2000, the agreements covered 2,256,613 shares of the Company's common stock at a weighted forward price of $85.2859 per share. The agreements have terms of one year but may be settled earlier at the Company's option. During the three months ended June 30, 2000, the Company did not make any settlements of the forward purchase agreements. If the agreements had been settled on a net share basis at the June 30, 2000 market price of the Company's common stock ($90.00 per share), the Company would have received approximately 118,199 shares of its common stock from the counterparties.

Note 5 - Cumulative Other Comprehensive Income

     The components of cumulative other comprehensive income, net of related tax, for the six months ended June 30, 2000 and 1999 were as follows:

                                                                                                 Cumulative
                                                         Unrealized            Foreign             Other
                                                         Gain/(Loss)          Currency          Comprehensive
(dollars in thousands)                                  on Securities        Translation           Income
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                 $    (320)           $       --          $      (320)
 Other comprehensive income                                   (314)                   15                 (299)
 Tax benefit (expense)                                         123                    (6)                 117
                                                        -------------------------------------------------------
Balance, June 30, 1999                                   $    (511)           $        9          $      (502)
                                                        =======================================================

Balance, January 1, 2000                                 $  (2,207)           $       46          $    (2,161)
 Other comprehensive income                                  7,777                  (716)               7,061
 Tax benefit (expense)                                      (3,111)                  286               (2,825)
                                                        -------------------------------------------------------
Balance, June 30, 2000                                   $   2,459            $     (384)         $     2,075
                                                        =======================================================

Note 6 - Segment Information

     The operations of the Company are principally concentrated in its Credit Card operating segment. All other operations of the Company have been included in the segment titled "Other". The Credit Card operating segment includes credit cards and secured credit cards. Credit Card customer relationships are initiated through direct marketing and other distribution channels or credit card portfolio acquisitions from other financial institutions. The operations in the Other segment include the unsold portion of home loans, the operations related to First Select, which specializes in the purchase of delinquent loans for collection, and new business initiatives. Segment reporting has been reorganized as a result of the Company's sale of a majority of its home loan portfolio and because it is no longer originating home loans. Previously, home loan operations were combined with its First Select business to form the reporting segment titled "Emerging Businesses". Prior periods have been restated to reflect the change in segment reporting. Membership services revenue, which is derived from both the Credit Card segment and customers included in the Other category, is included in the respective segment summary financial information.

     It is the Company's practice to analyze its financial performance on a managed basis. Segment information is presented below on the Company's managed loan portfolios. The Company securitizes certain loans and records such securitizations as sales, which has the effect of removing such loans from the Company's consolidated statements of financial condition.

     The following is a summary of the Company's segment activity on a managed basis for the three and six months ended June 30, 2000 and 1999:

                                                                      Credit
(dollars in thousands)                                                 Card        Other       Total
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
  Revenue                                                       $    1,258,997     86,642      $    1,345,639
  Profit or loss                                                $      100,877     47,304      $      148,181
  Assets                                                        $   21,449,863    980,520      $   22,430,383

Three Months Ended June 30, 1999
  Revenue                                                       $      913,855     44,020      $      957,875
  Profit or loss                                                $      233,781      (777)      $      233,004
  Assets                                                        $   14,825,101  1,441,066      $   16,266,167

Six Months Ended June 30, 2000
  Revenue                                                       $    2,464,945    159,498      $    2,624,443
  Profit or loss                                                $      500,559     (2,748)     $      497,811
  Assets                                                        $   21,449,863    980,520      $   22,430,383

Six Months Ended June 30, 1999
  Revenue                                                       $    1,722,201     72,447      $    1,794,648
  Profit or loss                                                $      464,827    (28,648)     $      436,179
  Assets                                                        $   14,825,101  1,441,066      $   16,266,167

     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the periods ended June 30, 2000 and 1999:

                                                 Three Months Ended June 30                Six Months Ended June 30
(dollars in thousands)                              2000         1999                          2000         1999
----------------------------------------------------------------------------------------------------------------------
Total segment profits                             $ 148,181     $ 233,004                  $ 497,811      $ 436,179
Corporate and other                                 (43,550)      (21,949)                  (102,683)       (35,932)
                                              -------------------------------------------------------------------------
 Income before income taxes                       $ 104,631     $ 211,055                  $ 395,128      $ 400,247
                                              =========================================================================

Note 7 - Commitments and Contingencies

         On June 28, 2000, the Company announced that it had reached a final settlement agreement with the Office of the Comptroller of the Currency, the San Francisco District Attorney's office and the California Attorney General, ending their inquires into the Company's business practices. The Company agreed to make certain business practice changes and to pay a one-time restitution to affected customers. During the quarter ended June 30, 2000 the Company recorded a net pre-tax charge of $272.6 million to non-interest expense on its consolidated statements of income as a result of its obligations under the settlement agreement. For more detailed information on legal proceedings affecting the Company, see "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Note 8 - Sale of Home Loans

         On February 29, 2000, the Company announced a realignment of resources previously dedicated to its home loan business. The Company has transitioned these resources, including employees and facilities, into its credit card and e-commerce businesses, which have experienced rapid growth and have greater potential returns. On June 16, 2000 the Company sold $1.5 billion of home equity loans which resulted in a one-time pre-tax gain of $64.7 million which was included in Non-interest income--Other on the Company's condensed consolidated statements of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Providian Financial Corporation (the "Company") is a leading provider of consumer finance products, including credit cards, deposits, and membership products. The Company through its subsidiary, GetSmart.com, Inc. offers an online marketplace that provides consumer and business financial product information and lender connections through proprietary search and application technology. The Company offers its lending and deposit products primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to a broad spectrum of consumers in the United States and the Company offers credit cards in the United Kingdom and Argentina. Credit card products range from gold and platinum cards with high credit lines to lower line classic and secured cards designed for consumers underserved by traditional financial institutions. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), level of solicitation and marketing expenses, and account servicing efficiency. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to customer segmentation and pricing. The Company believes this strategy has been responsible for its continued overall superior financial performance. During the first six months of 2000, the Company incurred the following one-time events:

         On June 28, 2000, the Company announced that it had reached a final settlement agreement with the Office of the Comptroller of the Currency, the San Francisco District Attorney's office and the California Attorney General, ending their inquires into the Company's business practices. The Company agreed to make certain business practice changes and to pay a one-time restitution to affected customers. During the quarter ended June 30, 2000 the Company recorded a net pre-tax charge of $272.6 million to non-interest expense on its consolidated statements of income as a result of its obligations under the settlement agreement.

         On February 29, 2000, the Company announced a realignment of resources previously dedicated to its home loan business. The Company has transitioned these resources, including employees and facilities, into its credit card and e-commerce businesses, which have experienced rapid growth and have greater potential returns. On June 16, 2000 the Company sold $1.5 billion of home equity loans which resulted in a one-time pre-tax gain of $64.7 million.

Forward-Looking Information

         Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures arising from aggressive competition from other consumer leaders; factors that affect the delinquency rate on the Company's consumer loans and the rate at which the Company's consumer loans are charged off; changes in the cost and availability of funding due to changes in the deposit market, credit market or securitization market, or the way in which the Company is perceived in such markets; the effects of government policy and regulation, including restrictions and/or limitations arising from banking laws, regulations and examinations; legal proceedings; and the ability to attract and retain key personnel. These and other risks and uncertainties are described in detail in the Company's 1999 Annual Report on Form 10-K under the heading "Cautionary Statements," and in other filings made by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

         Net income, before one-time adjustments, for the three months ended June 30, 2000 was $187.6 million, an increase of 48% over net income of $126.5 million for the three months ended June 30, 1999. Net income, before one-time adjustments, for the six months ended June 30, 2000 was $361.9 million, an increase of 51% over net income of $240.0 million for the six months ended June 30, 1999. The key drivers to the second quarter and year-to-date performance came from growth in outstanding loan balances and customer accounts combined with improved customer retention. After the one-time adjustments, net income for the three and six months ended June 30, 2000 was $62.8 million and $237.1 million.

         As of June 30, 2000, managed loans, which include reported and securitized loans, after the sale of home equity loans, were $22.3 billion. Managed credit card loans were $21.8 billion, an increase of $2.8 billion, or 14.7%, over the balance at December 31, 1999. This growth in managed credit card loans was achieved through increases in the Company's loan originations, improved customer retention and increased purchase activity from existing customers facilitated by the Company's ability to upgrade proven customers to higher line products.

         The Company's managed net interest margin on loans remained relatively stable at 12.05% for the second quarter of 2000 compared to 12.39% for the same period in 1999. The managed net credit loss rate for the second quarter of 2000 increased to 7.42% from 7.16% for the same period in 1999 and is up from 7.18% for the first quarter 2000. The increase quarter over quarter reflects account seasoning within the managed portfolio and was less than expected. Consistent with the Company's expectations, the 30+ day managed delinquency rate for the second quarter of 2000 increased to 6.48% from 5.72% for the first quarter of 2000 and 4.70% for the second quarter of 1999. This account seasoning is expected to result in a continued increase in the Company's managed net credit loss rate, rising to an 8% range in the second half of 2000. The dollar contribution to managed revenue from non-interest income, before the one-time gain on the sale of home loans in the second quarter, increased more than 37% over the same period in 1999 to $680.2 million, due to increased revenue from membership products and loan activity fees. The Company reinvested a portion of the increased revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, through the expansion of the employee base and product support systems. Year over year, non-interest expense before one-time adjustments increased $139.1 million during the second quarter of 2000 to $509.7 million, reflecting expenses associated with servicing a greater number of customers and maintaining an employee base that has grown by 42% over that period.

         The Company's return on reported assets before one-time adjustments was 4.33% for the second quarter of 2000, down from 5.36% for the same period in 1999. The decrease is primarily the result of the Company's decision to strengthen its balance sheet liquidity by increasing its investment security portfolio. The return on reported assets after one-time adjustments was 1.45%. The Company continued to maintain the overall strength of its balance sheet during the second quarter of 2000. Return on equity before one-time adjustments was 47.23% for the second quarter of 2000, down from 52.19% for the same period in 1999. Return on equity after one-time adjustments was 15.81% for the second quarter of 2000.

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

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30                           June 30
                                                       --------------------------------------------------------------------
(dollars in thousands)                                      2000              1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------
Period-End Balances:
Reported consumer loans                                                                      $ 12,556,680     $  8,164,979
Securitized consumer loans                                                                      9,745,044        8,074,956
                                                                                           ---------------  ---------------
    Total managed consumer loan portfolio                                                    $ 22,301,724     $ 16,239,935
                                                                                           ===============  ===============

Average Balances:
Reported consumer loans                                  $ 12,653,981      $  7,785,664      $ 12,425,208     $  7,038,259
Securitized consumer loans                                  9,949,681         7,542,062         9,666,813        7,522,365
                                                       ---------------   ---------------   ---------------  ---------------
    Total average managed consumer loan portfolio        $ 22,603,662      $ 15,327,726      $ 22,092,021     $ 14,560,624
                                                       ===============   ===============   ===============  ===============

Operating Data and Ratios:
Reported:
       Average earning assets                            $ 16,186,718      $  8,894,598      $ 15,902,449     $  8,067,704
       Return on average assets                                 1.45%             5.36%             2.81%            5.55%
       Net interest margin (1)                                 10.79%            12.26%            10.82%           11.99%
Managed:
       Average earning assets                            $ 26,136,399      $ 16,436,660      $ 25,569,262     $ 15,590,069
       Return on average assets                                 0.91%             2.98%             1.78%            2.98%
       Net interest margin (1)                                 10.53%            12.08%            10.54%           11.95%

(1) Net interest margin is equal to net interest income divided by average earning assets.

Financial Statement Impact

         The Company's securitizations are treated as sales under GAAP. The Company receives the proceeds of the sale, and the securitized loans are removed from the Company's consolidated statements of financial condition. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive collections allocated to such subordinated interest after payment to investors. Such retained interests are recorded at fair value and are included in "Due from securitization" on the Company's consolidated statements of financial condition. At the time it enters into a securitization, the Company recognizes an "interest-only strip receivable" asset, which is the present value of the projected excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the excess of the finance charge and fee revenue generated by the securitized loans over the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses. During the revolving period of a securitization, an additional interest-only strip receivable is recognized each month, as additional receivables are generated in the accounts that are in the securitized pool to replenish the investors' share of principal collections on the securitized loans. Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strips receivable and then, to the extent the amount received exceeds the related component of the interest-only strips receivable, as servicing and securitization income.

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

     The effect of securitization accounting on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. For the three months ended June 30, 2000 and 1999 securitization accounting had the effect of: reducing net interest income by $251.0 million and $223.6 million; reducing the provision for credit losses by $172.1 million and $146.8 million; and increasing non-interest income by $78.9 million and $76.8 million. For the six months ended June 30, 2000 and 1999 securitization accounting had the effect of: reducing net interest income by $488.1 million and $447.4 million; reducing the provision for credit losses by $330.2 million and $309.6 million; and increasing non-interest income by $157.9 million and $137.8 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitization income rather than a reduction of the allowance for credit losses, the Company's provision for credit losses is lower than would be the case had such loans not been securitized.

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

     Managed risk adjusted revenue and return for the three months ended June 30, 2000, before one-time adjustments, were $941.9 million and 16.67%, compared to $695.2 million and 18.14% for the same period in 1999. For the six months ended June 30, 2000 managed risk adjusted revenue and return, before one-time adjustments, were $1.86 billion and 16.84%, compared to $1.27 billion and 17.46% for the same period in 1999. The decrease in managed risk adjusted return reflects a decrease in the managed net interest margin on loans, which has absorbed six rate increases by the Federal Reserve in the last year and an increase in the managed net credit loss rates which reflects account seasoning in our managed loan portfolio.

     The components of risk adjusted revenue are discussed in more detail in subsequent sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Income and Margin

     Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings. Managed net interest income includes net interest income and interest earned from securitized loans less interest paid to securitization investors.

     Managed net interest income for the three months ended June 30, 2000 was $687.8 million, compared to $496.2 million for the same period in 1999, representing an increase of $191.6 million, or 39%. Managed net interest margin on average managed earning assets decreased to 10.53% for the three months ended June 30, 2000, from 12.08% for the same period in 1999. For the six months ended June 30, 2000 managed net interest income was $1,348.1 million, compared to $931.1 million for the same period in 1999, an increase of $417.0 million, or 45%. Managed net interest margin on average managed earning assets decreased to 10.54% for the six months ended June 30, 2000, from 11.95% for the same period in 1999. The decrease was the result of the Company's decision to increase liquidity utilizing its investment portfolio. Managed net interest margin on average managed loans decreased to 12.05% for the three months ended June 30, 2000, from 12.39% for the same period in 1999. The decrease in managed net interest margin was the result of increased borrowing rates for the Company which were offset in part by increases in finance charge yields. During the course of the past year, six rate increases by the Federal Reserve have resulted in a 150 basis point increase in the federal funds rate. The higher finance charge yields resulted from an increase in the number of lower line credit card accounts, which generate higher overall finance charge rates and fee income, consistent with the Company's risk adjusted approach to pricing.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2000 and 1999. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.


                                                           Three Months Ended June 30
                                      --------------------------------------------------------------------------------------
                                                            2000                                      1999
                                      ------------------------------------------  ------------------------------------------
                                           Average        Income/       Yield/       Average         Income/       Yield/
(dollars in thousands)                     Balance        Expense        Rate        Balance         Expense        Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets
     Consumer loans                      $ 12,653,981      $ 594,145     18.78%      $ 7,785,664      $ 358,449      18.42%
     Interest-earning cash                    123,850          1,908      6.16%          162,947          1,796       4.41%
     Federal funds sold                     1,224,569         19,614      6.41%          573,618          6,920       4.83%
     Investment securities                  2,184,318         37,913      6.94%          372,369          5,764       6.19%
                                      ---------------   -------------  -------    --------------   ------------  ---------
Total interest-earning assets              16,186,718      $ 653,580     16.15%        8,894,598      $ 372,929      16.77%

Allowance for loan losses                  (1,195,380)                                  (617,980)
Other assets                                2,343,863                                  1,153,420
                                      ---------------                             --------------
Total assets                             $ 17,335,201                                $ 9,430,038
                                      ===============                             ==============

LIABILITIES AND EQUITY:
Interest-bearing liabilities
     Deposits                            $ 13,068,820        201,426      6.17%      $ 5,580,966         73,790       5.29%
     Borrowings                               940,512         15,446      6.57%        1,804,499         26,480       5.87%
                                      ---------------   -------------  -------    --------------   ------------  ---------
Total interest-bearing liabilities         14,009,332      $ 216,872      6.19%        7,385,465      $ 100,270       5.43%

Other liabilities                           1,577,536                                    915,127
                                      ---------------                             --------------
Total liabilities                          15,586,868                                  8,300,592

Capital securities                            160,000                                    160,000

Equity                                      1,588,333                                    969,446
                                      ---------------                             --------------
Total liabilities and equity             $ 17,335,201                                $ 9,430,038
                                      ===============                             ==============

NET INTEREST SPREAD:                                                      9.96%                                      11.34%
                                                                       =======                                   =========

Interest income to
     average interest-earning assets                                     16.15%                                      16.77%
Interest expense to
     average interest-earning assets                                      5.36%                                       4.51%
                                                                       -------                                   ---------
Net interest margin                                                      10.79%                                      12.26%
                                                                       =======                                   =========

                                                        Six Months Ended June 30
                                     -------------------------------------------------------------------------------
                                                        2000                                   1999
                                     --------------------------------------  ---------------------------------------
                                        Average       Income/      Yield/       Average       Income/      Yield/
(dollars in thousands)                  Balance       Expense       Rate        Balance       Expense       Rate
--------------------------------------------------------------------------------------------------------------------
ASSETS:

Interest-earning assets
     Consumer loans                   $ 12,425,208   $ 1,170,871    18.85%     $ 7,038,259    $ 637,574      18.12%
     Interest-earning cash                 124,056        3,719      6.00%         129,522        2,971       4.59%
     Federal funds sold                  1,708,692       51,348      6.01%         526,572       12,623       4.79%
     Investment securities               1,644,493       55,541      6.75%         373,351       11,377       6.09%
                                     --------------  -----------  ---------   ------------  -----------  ----------
Total interest-earning assets           15,902,449   $ 1,281,479    16.12%       8,067,704    $ 664,545      16.47%

Allowance for loan losses               (1,146,853)                               (564,443)
Other assets                             2,121,886                               1,139,154
                                     --------------                           -------------
Total assets                          $ 16,877,482                             $ 8,642,415
                                     ==============                           =============


LIABILITIES AND EQUITY:
Interest-bearing liabilities

     Deposits                         $ 12,703,102      387,312      6.10%     $ 5,256,773      138,229       5.26%
     Borrowings                          1,047,858       34,217      6.53%       1,445,954       42,542       5.88%
                                     --------------  -----------  ---------   -------------  -----------  ----------
Total interest-bearing liabilities      13,750,960    $ 421,529      6.13%       6,702,727    $ 180,771       5.39%

Other liabilities                        1,459,696                                 860,484
                                     --------------                           -------------
Total liabilities                       15,210,656                               7,563,211

Capital securities                         160,000                                 160,000

Equity                                   1,506,826                                 919,204
                                     --------------                           -------------
Total liabilities and equity          $ 16,877,482                             $ 8,642,415
                                     ==============                           =============

NET INTEREST SPREAD:                                                 9.99%                                   11.08%
                                                                  =========                               ==========

Interest income to

     average interest-earning assets                                16.12%                                   16.47%
Interest expense to

     average interest-earning assets                                 5.30%                                    4.48%
                                                                  ---------                               ----------
Net interest margin                                                 10.82%                                   11.99%
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

                                           Three Months Ended June 30                    Six Months Ended June 30
                                                 2000 vs. 1999                                2000 vs. 1999
                                 -------------------------------------------    -------------------------------------------
                                                ----------------------------                   ----------------------------
                                   Increase          Change due to (1)            Increase          Change due to (1)
                                                ----------------------------                   ----------------------------
(dollars in thousands)            (Decrease)       Volume          Rate          (Decrease)    Volume             Rate
----------------------------------------------------------------------------    -------------  -------------  -------------
Interest Income:
Consumer loans                      $ 235,696      $ 228,553       $  7,143        $ 533,297      $ 506,629       $ 26,668
Federal funds sold                     12,694          9,853          2,841           38,725         34,779          3,946
Other securities                       32,261         30,873          1,388           44,912         42,672          2,240
                                   -----------    -----------     ----------      -----------    -----------     ----------
    Total interest income             280,651        269,279         11,372          616,934        584,080         32,854

Interest Expense:
Deposits                              127,636        113,557         14,079          249,083        223,847         25,236
Borrowings                            (11,034)       (13,890)         2,856           (8,325)       (12,646)         4,321
                                   -----------    -----------     ----------      -----------    -----------     ----------
    Total interest expense            116,602         99,667         16,935          240,758        211,201         29,557
                                   -----------    -----------     ----------      -----------    -----------     ----------
    Net interest income             $ 164,049      $ 169,612       $ (5,563)       $ 376,176      $ 372,879       $  3,297
                                   ===========    ===========     ==========      ===========    ===========     ==========

(1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the schedule.


Non-Interest Income

     Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 55% of gross reported revenues for the three months ended June 30, 2000. Total non-interest income, before the one-time adjustment for the gain on the sale of home loans, increased 32.8%, or $187.6 million, to $759.1 million for the three months ended June 30, 2000, compared to $571.5 million for the same period in 1999. For the six months ended June 30, 2000, total non-interest income, before the one-time adjustment, increased 41.8%, or $438.0 million, to $1.49 billion compared to $1.05 billion for the same period in 1999. The increase is primarily attributable to increased credit product fee income realized from membership services revenue and loan activity fees resulting from growth in the customer base. After the one-time adjustment, total non-interest income was $823.8 million and $1.55 billion for the three and six months ended June 30, 2000.

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

     As of June 30, 2000, securitizations outstanding provided $9.6 billion in funding, representing 38% of total managed funding, compared with $8 billion, or 45%, as of June 30, 1999. The decrease in securitizations outstanding as a percentage of total managed funding as of June 30, 2000 was due to the Company's efforts to diversify its funding sources and increase deposit funding. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth under "--Funding and Liquidity."

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

     For the three months ended June 30, 2000, servicing and securitization income increased $4.4 million from the same period in 1999, to $153.1 million. For the six months ended June 30, 2000, servicing and securitization income increased $27.2 million from the same period in 1999, to $307.2 million. Excess servicing yields on securitized loans improved for the first six months of 2000 due to decreases in net credit loss rates which were partially offset by decreased finance charge and fee yields on securitized loans.

Credit Product Fee Income

     Credit product fee income includes loan activity fees, loan performance fees, and membership services revenue. For the three months ended June 30, 2000, credit product fee income increased 38.7% to $575.4 million, compared to $414.8 million for the same period in 1999. For the six months ended June 30, 2000, credit product fee income increased 48.3% to $1,121.8 million, compared to $756.6 million for the same period in 1999. The Company expects credit product fee income growth to continue to moderate in the second half of 2000. Certain fee revenue realized from securitized loans is not included in credit product fee income but instead is recorded as part of servicing and securitization income.

     Strong growth in new customers, customers that purchased membership products, and rising loan activity fee volume contributed to the increase in credit product fee income during the quarter ended June 30, 2000 over the second quarter of 1999. For the three months ended June 30, 2000 and 1999, loan activity fees, which include interchange income and cash advance, annual membership, and processing fees, totaled $259.1 million and $199.9 million. For the six months ended June 30, 2000 and 1999, loan activity fees totaled $501.8 million and $352.0 million. Loan activity fee income increased as account growth resulted in increased annual membership fees, cash advance fees, and interchange income. Loan performance fees include late fees, returned check fees, and overlimit charges. For the three months ended June 30, 2000 and 1999, loan performance fees totaled $103.3 million and $87.0 million, reflecting increased overlimit income consistent with growth in the account base offset in part by a decrease in late fee income. For the six months ended June 30, 2000 and 1999, loan performance fees totaled $209.9 million and $182.8 million. Membership services revenue results primarily from the sale of various proprietary membership products that complement the Company's credit products. The Company recognizes membership services revenue ratably over the term of the product, net of an allowance for estimated refunds, beginning after the end of the free or money-back guarantee period, if any. For the three months ended June 30, 2000 and 1999, membership services revenue totaled $212.9 million and $127.9 million. The increase reflects the overall increase in the Company's customer base and increased sales of membership products to existing customers. For the six months ended June 30, 2000 and 1999, membership services revenue totaled $410.1 million and $221.8 million.

Non-Interest Expense

     Non-interest expense includes employee salaries and benefits; loan solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts. The Company also incurs advertising costs to promote its consumer financial products. In accordance with GAAP, the Company has capitalized only the direct nonsolicitation costs (loan origination costs) associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans or the estimated life of the loans for home loans, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. For the three months ended June 30, 2000 and 1999, the Company amortized loan origination costs of $7.7 million and $15.4 million. For the three months ended June 30, 2000 and 1999, total loan solicitation costs, including amortized loan origination costs, were $119.0 million and $102.2 million. The increase in loan solicitation costs reflects new marketing initiatives, including television and Internet advertising campaigns. For the six months ended June 30, 2000 and 1999, total loan solicitation costs, including amortized loan origination costs, were $231.1 million and $201.7 million.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments, and for second quarter of 2000 includes a one-time adjustment related to the previously mentioned settlement. The following table presents non-interest expense for the three and six months ended June 30, 2000 and 1999:

                                           Three Months Ended June 30           Six Months Ended June 30
                                       ---------------------------------------------------------------------
   (dollars in thousands)                    2000             1999               2000              1999
------------------------------------------------------------------------------------------------------------
   Non-interest expense
   Salaries and employee benefits            $ 173,335        $ 121,784        $   348,315         $ 217,771
   Solicitation and advertising                119,020          102,231            231,142           201,678
   Occupancy, furniture, and equipment          32,798           18,877             63,397            34,181
   Data processing and communication            44,690           29,852             85,308            54,614
   Other/(1)/                                  412,448          105,096            553,200           186,702
                                       ---------------------------------------------------------------------
       Total                                 $ 782,291        $ 377,840        $ 1,281,362         $ 694,946
                                       =====================================================================

  (1) Year 2000 expenses include the $272.6 million one-time adjustment related to the previously mentioned settlement.

Income Taxes

     The Company recognized income tax expense of $41.9 million and $84.6 million for the three months ended June 30, 2000 and 1999. The Company's effective tax rate was 40.0% for the three months ended June 30, 2000 and 1999.

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

Delinquencies

     The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of June 30, 2000 and 1999. An account is contractually delinquent if the minimum payment is not received by the next billing date. Total 30+ day delinquencies on managed loans increased to 6.48% as of June 30, 2000 from 5.66% as of December 31, 1999 and 4.70% as of June 30, 1999. This increase reflects the overall change in the loan portfolio composition including the previously mentioned sale of home loans, and account seasoning in lower line credit card asset classes.

                                                                June 30
                                -------------------------------------------------------------------------
                                      2000                                   1999
                                ----------------------------------     ----------------------------------
                                                        % of                                   % of
                                                        Total                                  Total
(dollars in thousands)               Loans              Loans               Loans              Loans
---------------------------------------------------------------------------------------------------------
Reported:
Loans outstanding                   $ 12,556,680          100.00%          $  8,164,979          100.00%
Loans delinquent:
     30 - 59 days                        306,531            2.44%               158,234            1.94%
     60 - 89 days                        245,144            1.95%               101,321            1.24%
     90 or more days                     473,251            3.77%               186,591            2.28%
                                    -------------       ----------         -------------        ---------
     Total                          $  1,024,926            8.16%          $    446,146            5.46%
                                    =============       ==========         =============        =========
Managed:
Loans outstanding                   $ 22,301,724          100.00%          $ 16,239,935          100.00%
Loans delinquent:
     30 - 59 days                        452,653            2.03%               276,929            1.71%
     60 - 89 days                        340,635            1.53%               171,009            1.05%
     90 or more days                     651,608            2.92%               314,772            1.94%
                                    -------------       ----------         -------------        ---------
     Total                          $  1,444,896            6.48%          $    762,710            4.70%
                                    =============       ==========         =============        =========

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

     The annualized managed net credit loss rate increased to 7.42% for the three months ended June 30, 2000, compared to 7.16% for the same period in 1999. The increased managed net credit loss rate, which was less than expected, reflects increases in credit loss rates on the Company's lower line credit card portfolios due to account seasoning. The continued seasoning of the Company's lower line asset classes is expected to result in an increase in the managed net credit loss rate to the 8% range in the second half of 2000. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's risk adjusted return approach.

     The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30                             June 30
                                                       --------------------------------    --------------------------------
(dollars in thousands)                                     2000              1999               2000             1999
---------------------------------------------------------------------------------------------------------------------------
Reported:
Average loans outstanding                               $ 12,653,981       $ 7,785,664       $ 12,425,208      $ 7,038,259
Net credit losses                                       $    247,371       $   127,653       $    476,590      $   227,626
Net credit losses as a percentage
   of average loans outstanding                                 7.82%             6.56%              7.67%            6.47%

Managed:
Average loans outstanding                               $ 22,603,662      $ 15,327,726       $ 22,092,021     $ 14,560,624
Net credit losses                                       $    419,527      $    274,436       $    806,794     $    537,195
Net credit losses as a percentage
   of average loans outstanding                                 7.42%             7.16%              7.30%            7.38%

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

     The following table sets forth the activity in the allowance for credit losses for the three and six months ended June 30, 2000 and 1999:

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                            June 30
                                                      --------------------------------   --------------------------------
(dollars in thousands)                                     2000             1999              2000             1999
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                           $ 1,160,360        $ 547,655       $ 1,028,377        $ 451,245
Provision for credit  losses                                 373,590          255,222           734,803          437,295
Reserve acquired / Other                                     (22,617)               -           (22,617)          14,310
Foreign currency translation                                    (166)               -              (177)               -
Credit losses                                               (274,379)        (150,282)         (529,461)        (265,788)
Recoveries                                                    27,008           22,629            52,871           38,162
                                                        -------------      -----------     -------------      -----------
Net credit losses                                           (247,371)        (127,653)         (476,590)        (227,626)
                                                        -------------      -----------     -------------      -----------
Balance at end of period                                 $ 1,263,796        $ 675,224       $ 1,263,796        $ 675,224
                                                        =============      ===========     =============      ===========

Allowance for credit losses to loans at period-end                                                10.06%            8.27%

The allowance for credit losses increased to $1.26 billion, or 10.06% of reported loans, as of June 30, 2000, from $1.03 billion, or 8.86% of reported loans, as of December 31, 1999 and $675.2 million, or 8.27% of reported loans, as of June 30, 1999. The increase in the allowance for credit losses as a percentage of reported loans reflects an increase in lower line credit card loans, which are generally expected to experience higher credit loss rates (see "--Risk Adjusted Revenue and Return").

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

     The following table summarizes the contractual maturities of deposits at the Company as of June 30, 2000 and December 31, 1999:

                                                         June 30, 2000                                December 31, 1999
                                          ---------------------------------------------  -------------------------------------------
                                              Direct         Other          Total           Direct         Other          Total
(dollars in thousands)                       Deposits      Deposits       Deposits         Deposits       Deposits       Deposits
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                          $  882,567   $   204,464    $  1,087,031      $  675,158     $  271,852    $   947,010
Over three months through 12 months            2,118,942     3,023,820       5,142,762       2,080,048      2,084,568      4,164,616
Over one year through five years               2,024,297     3,401,706       5,426,003       1,426,006      2,609,582      4,035,588
Over five years                                        -       561,472         561,472               -        330,000        330,000
Deposits without contractual maturity            917,607        37,865         955,472         999,753         61,156      1,060,909
                                          ---------------------------------------------  -------------------------------------------
     Total Deposits                           $5,943,413   $ 7,229,327    $ 13,172,740      $5,180,965     $5,357,158    $10,538,123
                                          =============================================  ===========================================

Deposits increased to $13.2 billion as of June 30, 2000 from $10.5 billion as of December 31, 1999. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

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

     Private securitizations generally utilize commercial paper-based conduit facilities and other variable funding programs to securitize loans receivable. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit and variable funding facilities totaled approximately $3.1 billion as of June 30, 2000.

     During the first six months of 2000, the Company completed two term securitizations totaling approximately $1.4 billion.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of June 30, 2000:

                                                                    Amount
                                                                Amortizing
          Year                                       (dollars in millions)
          ----------------------------------------------------------------
          2000                                                $         79
          2001                                                       1,129
          2002                                                       1,714
          2003                                                       1,604
          2004                                                       1,454
          2005                                                         411

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

     The following table shows the Company's unsecured funding availability and outstandings as of June 30, 2000:

                                                                                June 30, 2000
                                                         -------------------------------------------------------------------
                                                         Effective/                          Outstanding,      Final
(dollars or dollar equivalents in thousands)             Issue Date     Availability/(1)/        Net          Maturity
---------------------------------------------------------------------------------------------------------------------------
Senior and subordinated bank note program /(2)(3)/             2/98          $  4,000,000      $  731,721         2/13
Short-term credit facilities (three 364-day facilities)     Various               250,000              --      Various
Short-term U.K. credit facility (364-day facility)/(4)/        4/99                37,853              --         4/01
Revolving credit facility                                      1/99               750,000              --         1/03
Providian Financial shelf registration                         6/98             2,000,000              --           --
Capital Securities                                             2/97               160,000         160,000         2/27

(1) Short-term bank notes issued under the bank note program and short-term and long-term credit facilities are revolving funding sources. Funding availability is subject to market conditions and contractual provisions.

(2) Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of June 30, 2000.
(3) Bank notes currently outstanding under the bank note program are medium-term senior bank notes.
(4) (pound)25 million sterling facility in dollars using exchange rate as of June 30, 2000.

Investments

     The Company maintains cash reserves to provide adequate short-term liquidity. The Company also maintains a portfolio of high-quality investment securities such as U.S. government and agency obligations, mortgage-backed securities, commercial paper, interest-earning deposits with other banks, federal funds sold, and other cash equivalents. Investment securities increased to $2,504.1 million as of June 30, 2000 from $581.5 million as of December 31, 1999, due to steps taken to enhance the Company's liquidity position, funding opportunistically at attractive rates in the deposit market. Federal funds sold and securities purchased under resale agreements decreased to $1.2 billion as of June 30, 2000 from $1.3 billion as of December 31, 1999.

Credit Facilities

     The Company has additional backup liquidity in the form of a $750 million unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the prompt and complete payment, when due, of the borrowers' obligations under the credit facility. During the first six months of 2000, there were no borrowings under the credit facility. The Company is also a party to three separate 364-day lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit during the first six months of 2000. The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day line of credit in the amount of (pound)25 million ($37.9 million equivalent based on the exchange rate at June 30, 2000), under which short-term borrowings are available for general corporate purposes. The Company guarantees the prompt and complete payment, when due, of the borrower's obligations under the sterling facility.

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

                                                 Well            Adequately
                                              Capitalized       Capitalized
Capital Ratio       Calculation                  Ratios            Ratios
--------------------------------------------------------------------------------
Total risk-based    (Tier 1 + Tier 2)/Total
                    risk-based assets             * 10%          * 8%  + 10%

Tier 1              Tier 1/Total risk-based
                    assets                        * 6%           * 4%  +  6%

Leverage            Tier 1/Adjusted average
                    assets                        * 5%           * 4%  +  5%


*  Greater than or equal to
+  Less than

     At June 30, 2000, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                             Providian
                                             National       Providian
Capital Ratio                                Bank           Bank
---------------------------------------------------------------------
Total risk-based                             10.25%         15.40%
Tier 1                                        8.89%         14.10%
Leverage                                      9.68%          5.65%

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

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at June 30, 2000 and takes into consideration the Company's current hedging activity:

                                                         June 30, 2000 (1)
                                                  ------------------------------
Change in Interest Rates                               Percentage Change In
                                                  ------------------------------
(in basis points)                                      NII (2)      MVPE (3)
--------------------------------------------------------------------------------
+200                                                     (0.9)%        (8.6)%
Flat                                                        0%            0%
-200                                                      1.0%         10.1%

(1) The information shown is presented on a consolidated, managed asset/liability basis, giving effect to securitizations and related funding.
(2) The percentage change in this column represents NII for 12 months in a stable interest rate environment versus the NII in the specified rate scenarios.
(3) The percentage change in this column represents the MVPE in a stable interest rate environment versus the MVPE in the specified rate scenarios. MVPE is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing off-balance sheet transactions.

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

         The Company generally seeks to mitigate earnings volatility associated with interest rate movement by matching the repricing characteristics of reported and managed assets and liabilities. When matching the repricing characteristics of reported and managed assets and liabilities is not possible or efficient, the Company uses derivative financial instruments, including swap and cap agreements, to reduce interest rate risk.

         The Company does not trade in derivatives or use derivatives to speculate on interest rates or as an investment vehicle. The following table presents the notional amounts of swap and cap agreements purchased for the periods indicated:

                                                     Three Months Ended                        Six Months Ended
                                                         June 30                                   June 30
                                          ---------------------------------------   ---------------------------------------
(dollars in thousands)                          2000                  1999                2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Swap agreements:
         Beginning Balance                     $ 1,150,476             $ 635,500         $ 1,050,476             $ 635,500
         Additions                                 132,500                15,000             232,500                15,000
         Maturities                                 10,000                15,000              10,000                15,000
                                          -----------------     -----------------   -----------------     -----------------
         Ending Balance                        $ 1,272,976             $ 635,500         $ 1,272,976             $ 635,500
                                          =================     =================   =================     =================

Interest rate caps:
         Beginning Balance                       $ 642,927             $ 669,099           $ 644,878             $ 670,960
         Additions                                 114,226                12,250             210,976                62,250
         Maturities                                115,708                33,640             214,409                85,501
                                          -----------------     -----------------   -----------------     -----------------
         Ending Balance                          $ 641,445             $ 647,709           $ 641,445             $ 647,709
                                          =================     =================   =================     =================

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices. Following the initial media coverage, the San Francisco District Attorney's Office began an investigation into the Company's sales and collections practices. In November 1999, the Connecticut Attorney General's Office began an inquiry into the Company's sales and collections practices. On June 19, 2000, the Company reached a settlement with the Connecticut Attorney General's Office in which it agreed to pay $1.6 million to the State of Connecticut, to develop a process to determine whether any individual Connecticut consumers are entitled to restitution, and to modify certain business practices. On June 28, 2000 the Company's national bank subsidiary, Providian National Bank (the "Bank"), reached a settlement with the Office of the Comptroller of the Currency following an examination that included an investigation of customer complaints, and the Company reached a settlement with the San Francisco District Attorney and the California Attorney General, in which the Bank and the Company agreed to make certain changes to the Bank's business practices and to pay restitution to customers determined in accordance with the procedures in the settlement agreement, which the Company estimates will be approximately $300 million, and which is subject to a floor of $300 million. As part of the settlement, the Bank stipulated to the issuance by the Comptroller of a Consent Order obligating the Bank to make such changes and to pay the aforementioned restitution, and the Company stipulated to the entry of a judgment against it and the issuance of a permanent injunction effecting the terms of the settlement. In addition, the Company agreed to pay $5.5 million in civil penalties to the City and County of San Francisco.

         Since May 1999, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed in August 1999 in California state court in San Francisco against the Company, the Bank, and certain other subsidiaries, and seeks unspecified damages, including actual and punitive damages, attorney's fees and injunctive relief. The complaint alleges unfair and deceptive business practices, including failure to credit payments in a timely fashion, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. Similar actions filed in other California counties have been transferred to San Francisco County and coordinated with the Consolidated Action.

         As of August 10, 2000, three other class actions were pending in state courts in San Mateo County, California, Cook County, Illinois, and Bullock County, Alabama. These actions have not been consolidated with the Consolidated Action and are proceeding separately. A class consisting of a relatively small number of California customers has been certified in the San Mateo County, California action. No class has been certified in the Cook County, Illinois or Bullock County, Alabama actions. A motion to dismiss the Cook County, Illinois action has been granted with prejudice, and the plaintiff has filed an appeal. As of August 10, 2000, one consolidated putative class action was pending in federal court. The federal action (the "Multidistrict Action") is a consolidation of several different actions that had been filed in various federal courts and transferred by the Federal Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania. A consolidated complaint in the Multidistrict Action was filed on February 4, 2000.

         These other state and federal actions contain substantially the same allegations as those alleged in the Consolidated Action. Certain of the actions also allege one or more of the following: that the account agreement with customers contained unconscionable or improper terms and fees, that statements sent to customers failed to include Credit Protection and other add-on fees in the calculation of the annual percentage rate disclosed in those statements, refusal to honor cancellation requests, improper obtaining of credit reports, breached promises to raise credit limits, and breached promises of high credit limits.

         A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, alleges, in general, that the Company and certain of its officers made false and misleading statements concerning its future prospects and financial results in violation of the federal securities laws. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys fees. By order dated February 8, 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania for inclusion with the Multidistrict Action currently pending in that court.

         Two shareholder derivative actions, one filed on June 30, 2000 and one filed on July 14, 2000, have been filed in California state court in San Francisco. These actions seek redress against the members of the Company's board of directors and certain executive officers for breach of their fiduciary duties and for corporate waste arising out of their approval of, or failure to prevent, the Company's alleged unfair business practices, which allegedly resulted in liability, or potential liability, for restitution, penalties, and litigation costs. The unfair practices alleged in these complaints are similar to the ones at issue in the Multidistrict Action and the Consolidated Action, and many of them were covered by the Comptroller's Consent Order described above. These actions are at an early stage and no response is yet due.

         An informed assessment of the ultimate outcome or potential liability associated with the lawsuits described above is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits or that similar proceedings will not be brought. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

         In addition, the Company is commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of its business activities. In the opinion of the Company, any liability that is likely to arise with respect to these additional actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security holders.

(a)  The 2000 Annual Meeting of Stockholders was held on May 10, 2000.

(b)  The following directors were elected at such meeting:

     Shailesh J. Mehta
     F. Warren McFarlan
     Larry D. Thompson

     The following directors continued their term of office after such meeting:

     Christina L. Darwall               James V. Elliott
     Ruth M. Owades                     Lyle Everingham
     John L. Weinberg                   J. David Grissom

(c)  The following matters were voted upon at such meeting:

    Election of Directors          Votes For      Votes Withheld
    ---------------------          ---------      --------------

    Shailesh J. Mehta              123,511,742    1,180,025
    F. Warren McFarlan             123,529,813    1,161,954
    Larry D. Thompson              112,425,997    12,265,770

    Item                          Votes For      Votes Against       Abstain        Broker Nonvotes
    ----                          ---------      -------------       -------        ---------------
    Approval of the               68,668,600     34,227,429          566,233        21,229,505
    combination of the
    Company's 1997 Stock
    Option Plan and Stock
    Ownership Plan as the
    Amended and Restated 2000
    Stock Incentive Plan

    Item                          Votes For      Votes Against       Abstain
    ----                          ---------      -------------       -------
    Approval of the material      118,100,834    5,955,745           635,188
    terms of the Amended and
    Restated 2000 Management
    Incentive Plan

    Ratification of the           124,250,738        66,902          374,127
    selection of Ernst & Young
    LLP as independent
    auditors of the Company
    for 1999


     There were no broker non-votes with respect to the election of directors, the approval of the material terms of the Amended and Restated 2000 Management Incentive Plan, or the ratification of the selection of Ernst & Young LLP as the Company's independent auditors.

No other matter was voted upon at such meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K.

     Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 27.1   Financial Data Schedule.


     Exhibit 99.1 Office of the Comptroller of the Currency Consent Order and Stipulation and Consent to the Issuance of a Consent Order, each dated June 28, 2000 (In the Matter of Providian National Bank, Tilton, New Hampshire)

     Exhibit 99.2 Stipulated Final Judgment and Permanent Injunction and Stipulation for Entry of Final Judgement and Permanent Injunction (The People of the State of California vs. Providian Financial Corporation, et al.), each dated June 28, 2000.

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on June 20, 2000, attaching its press release dated June 20, 2000, revising its earnings guidance in light of recent legal developments.

     The Company filed a report on Form 8-K on July 7, 2000, attaching its press release dated June 28, 2000, announcing a final settlement agreement with the Office of the Comptroller of the Currency, the San Francisco District Attorney's Office and the California Attorney General.

(e) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.


                                                   Six Months
                                                      Ended         Year Ended December 31
                                                     June 30   ---------------------------------------------------------
(dollars in thousands)                                2000        1999       1998        1997       1996        1995
------------------------------------------------------------------------------------------------------------------------
EARNINGS TO FIXED CHARGES:
       Excluding interest on deposits                  9.99       9.83       10.88      14.20        5.93       4.90
       Including interest on deposits                  1.92       2.99        2.93       2.66        2.34       2.34

EARNINGS TO COMBINED FIXED CHARGES AND
PREFERRED STOCK: (1)
       Excluding interest on deposits                  9.99       9.83       10.88      13.28        5.19       4.32
       Including interest on deposits                  1.92       2.99        2.93       2.63        2.25       2.24

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

                                        Providian Financial Corporation
                                        -------------------------------
                                                 (Registrant)


Date: August 14, 2000                   /s/ David J. Petrini
                                        --------------------
                                        David J. Petrini
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and Duly
                                        Authorized Signatory)

Date: August 14, 2000                   /s/ Daniel Sanford
                                        ------------------
                                        Daniel Sanford
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Signatory)

                                 EXHIBIT INDEX


Exhibit No.
-----------

     Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 27.1   Financial Data Schedule

     Exhibit 99.1 Office of the Comptroller of the Currency Consent Order and Stipulation and Consent to the Issuance of a Consent Order, each dated June 28, 2000 (In the Matter of Providian National Bank, Tilton, New Hampshire)

     Exhibit 99.2 Stipulated Final Judgment and Permanent Injunction and Stipulation for Entry of Final Judgement and Permanent Injunction (The People of the State of California vs. Providian Financial Corporation, et al.), each dated June 28, 2000.