Form 10-Q
period 2000-09-30
PROVIDIAN FINANCIAL CORP
filed 2000-11-14
CIK 1035713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                                     1-12897
                            (Commission File Number)

                         PROVIDIAN FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              94-2933952
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification  No.)

               201 Mission Street, San Francisco, California 94105 (Address of principal executive offices) (Zip Code)


                                 (415) 543-0404
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     As of October 31, 2000, there were 142,933,381 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                         PROVIDIAN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                               September 30, 2000


PART I. FINANCIAL INFORMATION                                              Page

        Item 1. Financial  Statements (unaudited):
                 Condensed Consolidated Statements of Financial
                   Condition ...........................................    3
                 Condensed Consolidated Statements of Income ...........    4
                 Condensed Consolidated Statements of Changes in
                   Shareholders' Equity ................................    5
                 Condensed Consolidated Statements of Cash Flows .......    6
                 Notes to Condensed Consolidated Financial
                   Statements ..........................................    7

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................   12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ......................................   30

        Item 6. Exhibits and Reports on Form 8-K .......................   32

Signatures .............................................................   33

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                                   (unaudited)
                                                                                                   September 30         December 31
(dollars in thousands)                                                                                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                                       $    310,070        $    182,915
   Federal funds sold and securities
     purchased under resale agreements                                                                  220,583           1,298,000
   Investment securities:
     Available-for-sale                                                                               1,932,581             455,238
     Held-to-maturity                                                                                 1,160,261             126,258
   Loans held for securitization or sale                                                              1,263,858                --
   Loans receivable, less allowance for credit losses of $1,316,185
     at September 30, 2000 and $1,028,377 at December 31, 1999                                       11,685,343          10,545,173
   Premises and equipment, net                                                                          185,132             149,194
   Interest receivable                                                                                  161,999             108,087
   Due from securitizations                                                                             624,580             614,217
   Deferred taxes                                                                                       701,168             571,040
   Other assets                                                                                         418,748             290,755
                                                                                                   --------------------------------
          Total assets                                                                             $ 18,664,323        $ 14,340,877
                                                                                                   ================================

LIABILITIES
  Deposits:
     Non-interest bearing                                                                          $     67,105        $     63,890
     Interest bearing                                                                                13,752,718          10,474,233
                                                                                                   --------------------------------
                                                                                                     13,819,823          10,538,123

   Short-term borrowings                                                                                    300             126,289
   Long-term borrowings                                                                               1,085,441             958,056
   Deferred fee revenue                                                                                 640,128             578,607
   Accrued expenses and other liabilities                                                             1,146,895             647,326
                                                                                                   --------------------------------
          Total liabilities                                                                          16,692,587          12,848,401

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company (capital securities)                                               160,000             160,000

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued and outstanding: September 30, 2000--142,910,916
  shares; December 31, 1999--142,066,407 shares)                                                          1,431                 954
Retained earnings                                                                                     1,810,184           1,394,293
Cumulative other comprehensive income                                                                     9,236              (2,161)
Common stock held in treasury--at cost: (September 30, 2000--
  197,064 shares; December 31, 1999--1,053,573 shares)                                                   (9,115)            (60,610)
                                                                                                   --------------------------------
          Total shareholders' equity                                                                  1,811,736           1,332,476
                                                                                                   --------------------------------
          Total liabilities and shareholders' equity                                               $ 18,664,323        $ 14,340,877
                                                                                                   ================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30                       September 30
(dollars in thousands, except per share data)                           2000             1999               2000            1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans                                                          $  633,589        $  424,597        $1,804,460        $1,062,171
     Federal funds sold and securities
       purchased under resale agreements                                16,782             7,107            68,130            19,730
     Other                                                              40,954             7,544           100,213            21,892
                                                                 -------------------------------------------------------------------
Total interest income                                                  691,325           439,248         1,972,803         1,103,793

INTEREST EXPENSE
     Deposits                                                          211,312            89,073           598,624           227,302
     Borrowings                                                         13,459            28,546            47,676            71,088
                                                                 -------------------------------------------------------------------
Total interest expense                                                 224,771           117,619           646,300           298,390

          Net interest income                                          466,554           321,629         1,326,503           805,403

Provision for credit losses                                            332,241           288,279         1,067,044           725,574
                                                                 -------------------------------------------------------------------

          Net interest income after provision
            for credit losses                                          134,313            33,350           259,459            79,829

NON-INTEREST INCOME
     Servicing and securitizations                                     242,893           157,802           550,099           437,776
     Credit product fee income                                         479,063           484,153         1,600,849         1,240,782
     Other                                                              27,938             9,163           150,290            21,274
                                                                 -------------------------------------------------------------------
                                                                       749,894           651,118         2,301,238         1,699,832

NON-INTEREST EXPENSE
     Salaries and employee benefits                                    179,056           132,579           527,371           350,350
     Solicitation and advertising                                      138,821           115,972           369,963           317,650
     Occupancy, furniture, and equipment                                37,139            23,745           100,536            57,926
     Data processing and communication                                  46,940            33,593           132,248            88,207
     Other                                                             147,792           127,299           700,992           314,001
                                                                 -------------------------------------------------------------------
                                                                       549,748           433,188         1,831,110         1,128,134
                                                                 -------------------------------------------------------------------

          Income before income taxes                                   334,459           251,280           729,587           651,527

Income tax expense                                                     133,793           100,408           291,831           260,623
                                                                 -------------------------------------------------------------------

          Net Income                                                $  200,666        $  150,872        $  437,756        $  390,904
                                                                 ===================================================================

Earnings per common share - basic                                   $     1.41        $     1.07        $     3.08        $     2.77
                                                                 ===================================================================
Earnings per common share - assuming dilution                       $     1.36        $     1.04        $     3.00        $     2.69
                                                                 ===================================================================

Cash dividends paid per common share                                $     0.05        $     0.05        $     0.15        $     0.15
                                                                 ===================================================================

Weighted average common shares
   outstanding - basic (000)                                           142,186           141,296           141,943           141,316
                                                                 ===================================================================
Weighted average common shares
   outstanding - assuming dilution (000)                               147,714           145,070           146,136           145,553
                                                                 ===================================================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                             Cumulative     Common
                                                                  Additional                   Other        Stock
                                                        Common     Paid-In     Retained    Comprehensive    Held in
(dollars in thousands, except per share data)            Stock     Capital     Earnings        Income      Treasury         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                          $    954    $     --    $   866,005    $    (320)   $ (63,452)   $   803,187
Comprehensive income:
     Net Income                                                                   390,904                                  390,904
     Other comprehensive income, net of income tax:
           Unrealized loss on securities net of
                income taxes of $205                                                              (311)                       (311)
           Foreign currency translation adjustments
                net of income taxes of $33                                                         (49)                        (49)
                                                                                                                        ----------
     Other comprehensive income                                                                                               (360)
                                                                                                                        ----------
Comprehensive income                                                                                                       390,544
Cash dividend: Common - $0.15 per share                                           (21,272)                                 (21,272)
Purchase of 938,619 common shares for treasury                      25,723                                  (97,572)       (71,849)
Exercise of stock options and other awards                         (57,564)         4,917                    74,919         22,272
Issuance of restricted and unrestricted stock less
      forfeited shares                                                (440)                                   8,833          8,393
Deferred compensation related to grant of
      restricted and unrestricted stock less
      amortization of $5,711                                        (2,682)                                                 (2,682)
Net tax effect from employee stock plans                            34,963                                                  34,963
                                                      ----------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                         $    954    $     --    $ 1,240,554    $    (680)   $ (77,272)   $ 1,163,556
                                                      ============================================================================

BALANCE AT DECEMBER 31, 1999                          $    954    $     --    $ 1,394,293    $  (2,161)   $ (60,610)   $ 1,332,476
Comprehensive income:
     Net Income                                                                   437,756                                  437,756
     Other comprehensive income, net of income tax:
           Unrealized gain on securities net of
                income taxes of ($7,867)                                                        11,801                      11,801
           Foreign currency translation adjustments
                net of income taxes of $269                                                       (404)                       (404)
                                                                                                                        ----------
     Other comprehensive income                                                                                             11,397
                                                                                                                        ----------
Comprehensive income                                                                                                       449,153
Cash dividend: Common - $0.15 per share                                           (21,396)                                 (21,396)
Adjustment for stock dividend                              477        (473)            (4)                                      --
Purchase of 592,182 common shares for treasury                      25,786                                  (57,063)       (31,277)
Exercise of stock options and other awards                         (47,558)          (465)                   80,730         32,707
Issuance of restricted and unrestricted stock less
     forfeited shares                                               (8,636)                                  27,828         19,192
Deferred compensation related to grant of
     restricted and unrestricted stock less
     amortization of $10,219                                        (8,973)                                                 (8,973)
Net tax effect from employee stock plans                            39,854                                                  39,854
                                                      ----------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                         $  1,431    $     --    $ 1,810,184    $   9,236    $  (9,115)   $ 1,811,736
                                                      ============================================================================

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
PROVIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                                               Nine Months Ended
                                                                                                                  September 30
(dollars in thousands)                                                                                        2000           1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                                           $   437,756    $   390,904
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses                                                                         1,067,044        725,574
       Depreciation and amortization of premises and equipment                                                36,583         23,308
       Amortization of net loan acquisition costs                                                             24,831         41,182
       Amortization of deferred compensation
         related to restricted and unrestricted stock                                                         10,219          5,711
       Increase in deferred income tax benefit                                                              (137,507)      (181,917)
       Increase in net deferred fee revenue                                                                   61,521        188,995
       Increase in interest receivable                                                                       (53,912)       (27,919)
       Gain from sale of home loans                                                                          (64,671)            --
       Net increase in other assets                                                                         (153,511)      (112,195)
       Net increase in accrued expenses and other liabilities                                                539,423        190,688
                                                                                                         --------------------------
                             Net cash provided by operating activities                                     1,767,776      1,244,331

INVESTING ACTIVITIES
       Net (increase) decrease in money market instrument investments                                     (1,034,003)        99,882
       Net cash used for loan originations and principal
         collections on loans receivable                                                                  (5,821,634)    (5,083,567)
       Net increase in securitized loans                                                                     867,563      1,109,720
       Net proceeds from sale of home loans                                                                1,548,173             --
       Portfolio acquisitions                                                                                     --       (127,119)
       Increase in due from securitizations                                                                  (10,363)      (139,365)
       Purchases of investment securities                                                                 (1,568,774)      (170,742)
       Proceeds from maturities of  investment securities                                                    111,099        125,950
       Decrease (increase) in federal funds sold and securities purchased under resale agreements          1,077,417       (640,295)
       Net purchases of premises and equipment                                                               (73,229)       (68,366)
                                                                                                         --------------------------
                             Net cash used by investing activities                                        (4,903,751)    (4,893,902)

FINANCING ACTIVITIES
       Net increase in deposits                                                                            3,281,700      2,681,263
       Proceeds from issuance of term federal funds                                                          995,000      1,718,000
       Repayment of term federal funds                                                                    (1,095,037)    (1,712,000)
       (Decrease) increase in other short-term borrowings                                                    (25,952)       480,938
       Proceeds from issuance of convertible senior notes                                                    402,500            -
       (Decrease) Increase in other long-term borrowings                                                    (275,115)       629,603
       Purchase of treasury stock                                                                            (31,277)       (71,849)
       Dividends paid                                                                                        (21,396)       (21,272)
       Proceeds from exercise of stock options                                                                32,707         22,272
                                                                                                         --------------------------
                             Net cash provided by financing activities                                     3,263,130      3,726,955
                                                                                                         --------------------------

Net increase in cash and cash equivalents                                                                    127,155         77,384
Cash and cash equivalents at beginning of period                                                             182,915        176,348
                                                                                                         --------------------------
Cash and cash equivalents at end of period                                                               $   310,070    $   253,732
                                                                                                         ==========================

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2000  (unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Note 2 - Earnings Per Share

     The following table sets forth the computation of both the basic and assumed conversion methods of earnings per share.

                                                     Three Months Ended     Nine Months Ended
                                                        September 30          September 30
(dollars in thousands, except per share data)         2000       1999       2000       1999
---------------------------------------------------------------------------------------------
Basic
Net Income available to common stockholders         $200,666   $150,872   $437,756   $390,904
                                                    =========================================
Weighted average common shares outstanding           142,186    141,296    141,943    141,316
                                                    =========================================
Earnings per common share--basic                    $   1.41   $   1.07   $   3.08   $   2.77
                                                    =========================================
Diluted
Net Income available to common stockholders         $200,666   $150,872   $437,756   $390,904
Plus: Income impact of assumed conversions
     Interest on 3.25% convertible senior notes
          (net of tax)                                   807        --         807        --
                                                    -----------------------------------------
Net Income available to common stockholders with
     assumed conversions                            $201,473   $150,872   $438,563   $390,904
                                                    =========================================

Weighted average common shares outstanding           142,186    141,296    141,943    141,316
Plus: Incremental shares from assumed conversions
   Restricted stock issued--non vested                   622        549        596        551
   Employee stock options(1)                           3,671      3,088      3,128      3,686
   3.25% convertible senior notes                      1,204        --         404        --
   Forward purchase contracts                             31        137         65        --
                                                    -----------------------------------------
Dilutive potential common shares                       5,528      3,774      4,193      4,237
                                                    -----------------------------------------
Adjusted weighted average common shares              147,714    145,070    146,136    145,553
                                                    =========================================
Earnings per common share--assuming dilution        $   1.36   $   1.04   $   3.00   $   2.69
                                                    =========================================

(1) During the three and nine months ended September 30, 2000, options to purchase 1,699,001 and 2,690,650 shares of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

Note 3 - Loans Receivable and Allowance for Credit Losses

     The following is a summary of the Company's loans receivable at September 30, 2000 and December 31, 1999:

(dollars in thousands)                  September 30, 2000    December 31,1999
------------------------------------------------------------------------------
Credit cards                               $ 12,961,222        $ 10,075,185
Home loans                                       18,966           1,520,795
Other                                            21,340              13,974
                                           --------------------------------
                                             13,001,528          11,609,954
Allowance for credit losses                  (1,316,185)         (1,028,377)
Net deferred origination fees                      --               (36,404)
                                           --------------------------------
                                           $ 11,685,343        $ 10,545,173
                                           ================================

     The activity in the allowance for credit losses for the nine months ended September 30, 2000 and 1999 was as follows:

                                               Nine Months Ended September 30
(dollars in thousands)                             2000                1999
-----------------------------------------------------------------------------
Balance at beginning of period                $  1,028,377        $    451,245
Provision for credit losses                      1,067,044             725,574
Allowance acquired/Other                           (22,617)             14,310
Foreign currency translation                            37                --
Credit losses                                     (841,246)           (414,783)
Recoveries                                          84,590              56,437
                                              --------------------------------
Net credit losses                                 (756,656)           (358,346)
                                              --------------------------------
Balance at end of period                      $  1,316,185        $    832,783
                                              ================================

Note 4 - Loans Held for Securitization or Sale

     Loans held for securitization or sale are those loans eligible for securitization which management has committed to securitize or sell, generally within six months. These assets, which were securitized or sold during October 2000, are reported at the lower of cost or fair market value.

Note 5 - Sale of Home Loans

     On February 29, 2000, the Company announced a realignment of resources previously dedicated to its home loan business. The Company has transitioned these resources, including employees and facilities, into its credit card and e-commerce businesses, which have experienced rapid growth and have greater potential returns. On June 16, 2000, the Company sold $1.5 billion of home equity loans which resulted in a one-time pre-tax gain of $64.7 million which was included in non-interest income -other on the Company's consolidated statements of income.

Note 6 - Convertible Notes

     On August 23, 2000, the Company issued $402,500,000 of 3.25% Convertible Senior Notes due August 15, 2005 (the "Notes") with interest payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2001. The Notes are initially convertible, at the option of the holders, at the conversion rate of 7.2446 shares of the Company's common stock per $1,000 of Note principal. The Company has the option to redeem the Notes on or after August 20, 2003.

Note 7 - Credit Product Fee Income

     During the third quarter of 2000, the Company recognized the estimated uncollectible portion of accrued fees on certain delinquent accounts. Previously, these accrued fees were reversed against current fee revenue upon charge-off, which generally occurs no later than 180 days after an account becomes delinquent. This change resulted from continued growth in credit product fee income. The effect of adopting this change was to advance the timing of fee income reversals, resulting in a decrease in loans receivable and non-interest income of $95 million at the time of adoption.

Note 8 - Shareholders' Equity

     In October 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock, in the form of a stock dividend. For each share of the Company's common stock held at the close of business on the record date, one additional share will be issued. Distribution of the additional shares will be made on November 30, 2000 to shareholders of record at the close of business on November 15, 2000.

     During the third quarter of 2000, the Company extended several agreements to purchase, on a forward basis, shares of its common stock. At the Company's election, the agreements may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. As of September 30, 2000, the agreements covered 1,865,899 shares of the Company's common stock at a weighted forward price of $99.3526 per share. The agreements have terms of one year but may be settled earlier at the Company's option. If the agreements had been settled on a net share basis at the September 30, 2000 market price of the Company's common stock ($127.00 per share), the Company would have received approximately 406,199 shares of its common stock from the counterparties. During the nine months ended September 30, 2000, the Company received 390,714 shares of common stock from the settlement of forward purchase agreements, which resulted in a $26.0 million increase in additional paid in capital.

Note 9 - Cumulative Other Comprehensive Income

     The components of cumulative other comprehensive income, net of related tax, for the nine months ended September 30, 2000 and 1999 were as follows:

                                         Unrealized          Foreign        Cumulative Other
                                        Gain/(Loss)         Currency         Comprehensive
(dollars in thousands)                 on Securities       Translation           Income
-------------------------------------------------------------------------------------------
Balance, January 1, 1999                 $   (320)          $   --             $   (320)
  Other comprehensive income                 (516)               (82)              (598)
  Tax benefit (expense)                       205                 33                238
                                         ----------------------------------------------
Balance, September 30, 1999              $   (631)          $    (49)          $   (680)
                                         ==============================================

Balance, January 1, 2000                 $ (2,207)          $     46           $ (2,161)
  Other comprehensive income               19,668               (673)            18,995
  Tax benefit (expense)                    (7,867)               269             (7,598)
                                         ----------------------------------------------
Balance, September 30, 2000              $  9,594           $   (358)          $  9,236
                                         ==============================================

Note 10 - Segment Information

     The operations of the Company are principally concentrated in its Credit Card operating segment. All other operations of the Company have been included in the segment titled "Other". Credit Card customer relationships are initiated through direct marketing and other distribution channels or credit card portfolio acquisitions from other financial institutions. The Other segment includes First Select, which specializes in the purchase of delinquent loans for collection, and the Company's e-commerce operations and international consumer lending operations. Segment reporting has been reorganized as a result of the Company's home loan portfolio sale and because it is no longer originating home loans. Previously, home loan operations were combined with its First Select business to form the reporting segment titled "Emerging Businesses". Prior periods have been restated to reflect the change in segment reporting. Revenue from cross-marketed products, which is derived from both the Credit Card segment and the Other segment, is included in the respective segment summary financial information.

     It is the Company's practice to analyze its financial performance on a managed basis. Segment information presented below is based on the Company's managed loan portfolios. The Company securitizes certain loans and records such securitizations as sales, which has the effect of removing such loans from the Company's consolidated statements of financial condition.

     The following is a summary of the Company's segment activity on a managed basis for the three and nine months ended September 30, 2000 and 1999:

                                          Credit
(dollars in thousands)                     Card           Other          Total
--------------------------------------------------------------------------------
Three Months Ended September 30, 2000
  Revenue                               $ 1,285,165        75,037    $ 1,360,202
  Profit or loss                        $   455,004       (32,399)   $   422,605
  Assets                                $23,595,742     1,092,405    $24,688,147
Three Months Ended September 30, 1999
  Revenue                               $ 1,055,841        52,805    $ 1,108,646
  Profit or loss                        $   270,900       (13,842)   $   257,058
  Assets                                $16,636,125     1,770,037    $18,406,162

Nine Months Ended September 30, 2000
  Revenue                               $ 3,747,777       227,398    $ 3,975,175
  Profit or loss                        $   953,228       (32,811)   $   920,417
  Assets                                $23,595,742     1,092,405    $24,688,147
Nine Months Ended September 30, 1999
  Revenue                               $ 2,796,685       126,059    $ 2,922,744
  Profit or loss                        $   735,727       (42,490)   $   693,237
  Assets                                $16,636,125     1,770,037    $18,406,162

     The impact of securitizations on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. The following is a reconciliation of the Company's segment activity on a managed basis to the consolidated statements of income of the Company for the periods ended September 30, 2000 and 1999:

                                Three Months Ended September 30         Nine Months Ended September 30
(dollars in thousands)             2000            1999                    2000               1999
-----------------------------------------------------------------------------------------------------
Total segment profits           $ 422,605       $ 257,058                $ 920,417          $ 693,237
Corporate and other               (88,146)         (5,778)                (190,830)           (41,710)
                                ---------------------------------------------------------------------
   Income before income taxes   $ 334,459       $ 251,280                $ 729,587          $ 651,527
                                =====================================================================

Note 11 - Commitments and Contingencies

     On June 28, 2000, the Company announced that it had reached a final settlement agreement with the Office of the Comptroller of the Currency, the San Francisco District Attorney's office and the California Attorney General, ending their inquiries into the Company's business practices. The Company agreed to make certain business practice changes and to pay a one-time restitution to affected customers. During the quarter ended June 30, 2000 the Company recorded a net pre-tax charge of $272.6 million to non-interest expense on its consolidated statements of income as a result of its obligations under the settlement agreement. For more detailed information on legal proceedings affecting the Company, see "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Note 12 - New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"), was issued and extends the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Based on the Company's current level of derivative and hedging activities, the implementation of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, should not have a material impact on the Company's consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140, which replaces FASB Statement No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and requires certain additional disclosures. SFAS 140 will be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS 140 disclosure requirements will be required for financial statements for fiscal years ending after December 15, 2000. The Company intends to adopt SFAS 140 on the required effective dates. Implementation of SFAS 140 is not expected to have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Providian Financial Corporation (the "Company") is a leading provider of consumer finance products, including credit cards, deposits, and cross-marketed products. The Company offers its lending and deposit products primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to a broad spectrum of consumers in the United States, the United Kingdom and in Argentina. Credit card products range from gold and platinum cards with high credit lines to lower line classic and secured cards designed for consumers underserved by traditional financial institutions. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), level of solicitation and marketing expenses, and account servicing efficiency. The Company's market focus is to seek out profitable consumer segments and apply its risk adjusted, return driven approach to customer segmentation and pricing. The Company believes this strategy has been responsible for its continued overall strong performance. During the first nine months of 2000 the Company incurred the following one-time events:

     On June 28, 2000, the Company announced that it had reached a final settlement agreement with the Office of the Comptroller of the Currency, the San Francisco District Attorney's office and the California Attorney General, ending their inquiries into the Company's business practices. The Company agreed to make certain business practice changes and to pay a one-time restitution to affected customers. During the quarter ended June 30, 2000 the Company recorded a net pre-tax charge of $272.6 million to non-interest expense on its consolidated statements of income as a result of its obligation under the settlement agreement.

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

Forward-Looking Information

     Certain statements contained herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures arising from aggressive competition from other consumer lenders; factors that affect the delinquency rate on the Company's consumer loans and the rate at which the Company's consumer loans are charged off; changes in the cost and availability of funding due to changes in the deposit market, credit market or securitization market, or the way in which the Company is perceived in such markets; the effects of government policy and regulation, including restrictions and /or limitations arising from banking laws, regulations and examinations; legal proceedings; and the ability to attract and retain key personnel. These and other risks and uncertainties are described in detail in the Company's 1999 Annual Report on Form 10-K under the heading "Cautionary Statements," and in other filings made by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

     Net income for the three months ended September 30, 2000 was $200.7 million, an increase of 33% over net income of $150.9 million for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000, before one-time adjustments for the settlement charge and the gain on the sale of home equity loans in the second quarter, was $562.6 million, an increase of 44% over net income of $390.9 million for the nine months ended September 30, 1999. The key drivers to the third quarter and year-to-date performance came from growth in outstanding loan balances and customer accounts combined with improved customer retention. Net income for the nine months ended September 30, 2000 was $437.8 million after the second quarter one-time adjustments.

     As of September 30, 2000, managed loans, which include reported and securitized loans, were $24.5 billion. Managed credit card loans were $24.1 billion, an increase of $5.1 billion, or 26.7%, over the balance at December 31, 1999. This growth in managed credit card loans was achieved through increases in the Company's loan originations, improved customer retention and increased purchase activity from existing customers facilitated by the Company's ability to upgrade proven customers to higher line products.

     The Company's managed net interest margin on loans increased to 12.90% for the third quarter of 2000 compared to 12.40% for the same period in 1999. The managed net credit loss rate for the third quarter of 2000 increased to 7.61% from 6.40% for the same period in 1999 and is up from 7.42% for the second quarter of 2000. The increase quarter over quarter reflects account seasoning within the managed portfolio and was less than expected. Consistent with the Company's expectations, the 30+ day managed delinquency rate for the third quarter of 2000 increased to 6.71% from 6.48% for the second quarter of 2000 and 5.20% for the third quarter of 1999. This account seasoning is expected to result in a continued increase in the Company's managed net credit loss rate, which is expected to rise to the 8% range in the fourth quarter of 2000. The dollar contribution to managed revenue from non-interest income for the third quarter of 2000 increased more than 10% over the same period in 1999 to $620.2 million, due primarily to increased revenue from cross-marketed products and loan activity fees. The Company reinvested a portion of the increased revenue to strengthen loan loss reserves, increase marketing investment and build infrastructure, through the expansion of the employee base and product support systems. Year over year, non-interest expense increased $116.6 million during the third quarter of 2000 to $549.7 million, reflecting expenses associated with servicing a greater number of customers and maintaining an employee base that has grown by 27% over that period.

     The Company's return on reported assets was 4.53% for the third quarter of 2000, down from 5.62% for the same period in 1999. The decrease is primarily the result of the Company's decision to strengthen its balance sheet liquidity by increasing its investment security portfolio. The return on average managed assets for the third quarter of 2000 and 1999, was 2.92% and 3.20%, respectively. Return on equity was 47.49% for the third quarter of 2000, down from 54.89% for the same period in 1999.

Managed Consumer Loan Portfolio and the Impact of Securitization

     The  Company   securitizes   consumer  loan  receivables.   For  additional
discussion of the Company's securitization activities, see "--Funding and Liquidity." Securitized assets sold to external investors are not considered assets of the Company and therefore are not shown on the Company's consolidated statements of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed basis. To perform this analysis, the Company uses an adjusted income statement and statement of financial condition, which add back the effect of securitizations. The following table summarizes the Company's managed loan portfolio:

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30                        September 30
                                                                  ------------------------------      -----------------------------
(dollars in thousands)                                                2000             1999               2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
Period-End Balances:
Reported consumer loans                                                                               $14,265,386       $ 9,520,735
Securitized consumer loans                                                                             10,284,140         8,835,433
                                                                                                      -----------       -----------
    Total managed consumer loan portfolio                                                             $24,549,526       $18,356,168
                                                                                                      ===========       ===========

Average Balances:
Reported consumer loans                                           $13,402,828       $ 8,994,243       $12,753,895       $ 7,697,174
Securitized consumer loans                                          9,992,190         8,268,226         9,776,064         7,773,717
                                                                  -----------       -----------       -----------       -----------
    Total average managed consumer loan portfolio                 $23,395,018       $17,262,469       $22,529,959       $15,470,891
                                                                  ===========       ===========       ===========       ===========

Operating Data and Ratios:
Reported:
          Average earning assets                                  $16,807,971       $10,094,134       $16,208,824       $ 8,758,022
          Return on average assets                                       4.53%             5.62%             3.41%             5.57%
          Net interest margin (1)                                       11.10%            12.75%            10.91%            12.26%
Managed:
          Average earning assets                                  $26,800,161       $18,362,360       $25,984,888       $16,531,739
          Return on average assets                                       2.92%             3.20%             2.17%             3.06%
          Net interest margin (1)                                       11.36%            12.15%            10.82%            12.01%

(1) Net interest margin is equal to net interest income divided by average earning assets.

Financial Statement Impact

     The Company's securitizations are treated as sales under generally accepted accounting principles ("GAAP"). The Company receives the proceeds of the sale, and the securitized loans are removed from the Company's consolidated statements of financial condition. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive collections allocated to such subordinated interest after payment to investors. Such retained interests are recorded at fair value and are included in "due from securitizations" on the Company's consolidated statements of financial condition. At the time it enters into a securitization, the Company recognizes an "interest-only strip receivable" asset, which is the present value of the projected excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the excess of the finance charge and fee revenue generated by the securitized loans over the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses. During the revolving period of a securitization, an additional interest-only strip receivable is recognized each month, as additional receivables are generated in the accounts that are in the securitized pool to replenish the investors' share of principal collections on the securitized loans. Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strips receivable and then, to the extent the amount received exceeds the related component of the interest-only strips receivable, as servicing and securitization income.

     When loans are securitized, the Company retains a "seller's interest" generally equal to the total amount of the pool of assets included in the securitization less the investors' portion of those assets and securitized interests retained by the Company. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. The seller's interest is classified on the Company's consolidated statements of financial condition as loans receivable at par less the associated allowance for credit losses. Periodically, the Company may transfer new loans receivable into a securitized pool in order to maintain the seller's interest above an agreed-upon minimum.

     The Company services the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets have not been recognized in connection with the Company's securitizations.

     The effect of securitization accounting on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. For the three months ended September 30, 2000 and 1999, securitization accounting had the effect of: reducing net interest income by $294.7 million and $236.2 million; reducing the provision for credit losses by $165.1 million and $145.7 million; and increasing non-interest income by $129.6 million and $90.5 million. For the nine months ended September 30, 2000 and 1999, securitization accounting had the effect of: reducing net interest income by $782.8 million and $683.5 million; reducing the provision for credit losses by $495.3 million and $455.2 million; and increasing non-interest income by $287.5 million and $228.3 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitization income rather than a reduction of the allowance for credit losses, the Company's provision for credit losses is lower than would be the case had such loans not been securitized.

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

     Managed risk adjusted revenue and return for the three months ended September 30, 2000 were $929.5 million and 15.89% compared to $819 million and 18.99% for the same period in 1999. For the nine months ended September 30, 2000, managed risk adjusted revenue and return, before one-time second quarter adjustments, were $2.79 billion and 16.50%, compared to $2.09 billion and 18.02% for the same period in 1999. The decrease in managed risk adjusted return reflects a decrease in the managed net interest margin on loans, which has absorbed numerous rate increases by the Federal Reserve in the last year, and an increase in the managed net credit loss rates, which reflects account seasoning in the managed loan portfolio.

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

     Managed net interest income for the three months ended September 30, 2000 was $761.3 million, compared to $557.8 million for the same period in 1999, representing an increase of $203.5 million, or 36%. Managed net interest margin on average managed earning assets decreased to 11.36% for the three months ended September 30, 2000, from 12.15% for the same period in 1999. For the nine months ended September 30, 2000, managed net interest income was $2,109.3 million, compared to $1,488.9 million for the same period in 1999, an increase of $620.4 million, or 42%. Managed net interest margin on average managed earning assets decreased to 10.82% for the nine months ended September 30, 2000, from 12.35% for the same period in 1999. The decrease was the result of the Company's decision to increase liquidity utilizing its investment portfolio. Managed net interest margin on average managed loans increased to 12.90% for the three months ended September 30, 2000, from 12.40% for the same period in 1999.

Statement of Average Balances, Income and Expense, Yields and Rates

     The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 2000 and 1999. Interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes.

                                                                                Three Months Ended September 30
                                                      ------------------------------------------------------------------------------
                                                                           2000                                     1999
                                                      ---------------------------------------   ------------------------------------
                                                        Average           Income/      Yield/      Average         Income/    Yield/
(dollars in thousands)                                  Balance           Expense       Rate       Balance         Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets
        Consumer loans                               $ 13,402,828     $    633,589     18.91%   $  8,994,243   $    424,597   18.88%
        Interest-earning cash                             151,473            2,454      6.48%        118,129          1,447    4.90%
        Federal funds sold                              1,014,041           16,782      6.62%        567,164          7,107    5.01%
        Investment securities                           2,239,629           38,500      6.88%        414,598          6,097    5.88%
                                                     ------------     ------------     -----    ------------   ------------   -----
Total interest-earning assets                          16,807,971     $    691,325     16.45%     10,094,134   $    439,248   17.41%

Allowance for loan losses                              (1,325,863)                                  (738,282)
Other assets                                            2,225,373                                  1,373,961
                                                     ------------                               ------------
Total assets                                         $ 17,707,481                               $ 10,729,813
                                                     ============                               ============

LIABILITIES AND EQUITY:
Interest-bearing liabilities
        Deposits                                     $ 13,296,600     $    211,312      6.36%   $  6,473,313   $     89,073    5.50%
        Borrowings                                        896,966           13,459      6.00%      1,920,960         28,546    5.94%
                                                     ------------     ------------     -----      ----------   ------------   -----
Total interest-bearing liabilities                     14,193,566     $    224,771      6.33%      8,394,273   $    117,619    5.60%

Other liabilities                                       1,663,614                                  1,076,182
                                                     ------------                               ------------
Total liabilities                                      15,857,180                                  9,470,455

Capital securities                                        160,000                                    160,000

Equity                                                  1,690,301                                  1,099,358
                                                     ------------                               ------------
Total liabilities and equity                         $ 17,707,481                               $ 10,729,813
                                                     ============                               ============

NET INTEREST SPREAD:                                                                   10.12%                                 11.81%
                                                                                       =====                                  =====

Interest income to
        average interest-earning assets                                                16.45%                                 17.41%
Interest expense to
        average interest-earning assets                                                 5.35%                                  4.66%
                                                                                       -----                                  -----
Net interest margin                                                                    11.10%                                 12.75%
                                                                                       =====                                  =====

                                                                                  Nine Months Ended September 30
                                                   -------------------------------------------------------------------------------
                                                                        2000                                     1999
                                                   -----------------------------------------     ---------------------------------
                                                      Average          Income/       Yield/       Average       Income/      Yield/
(dollars in thousands)                                Balance          Expense        Rate        Balance       Expense      Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets
        Consumer loans                             $ 12,753,895     $  1,804,460     18.86%   $  7,697,174   $  1,062,171   18.40%
        Interest-earning cash                           135,156            6,170      6.09%        124,272          4,421    4.74%
        Federal funds sold                            1,475,452           68,130      6.16%        540,251         19,730    4.87%
        Investment securities                         1,844,321           94,043      6.80%        396,325         17,471    5.88%
                                                   ------------     ------------     -----    ------------   ------------   -----
Total interest-earning assets                        16,208,824     $  1,972,803     16.23%      8,758,022   $  1,103,793   16.80%

Allowance for loan losses                            (1,206,762)                                  (622,901)
Other assets                                          2,122,283                                  1,229,452
                                                   ------------                               ------------
Total assets                                       $ 17,124,345                               $  9,364,573
                                                   ============                               ============


LIABILITIES AND EQUITY:
Interest-bearing liabilities
        Deposits                                   $ 12,902,378     $    598,624      6.19%   $  5,666,742   $    227,302    5.35%
        Borrowings                                      997,168           47,676      6.37%      1,611,164         71,088    5.88%
                                                   ------------     ------------     -----    ------------   ------------   -----
Total interest-bearing liabilities                   13,899,546     $    646,300      6.20%      7,277,906   $    298,390    5.47%

Other liabilities                                     1,492,092                                    944,750
                                                   ------------                               ------------
Total liabilities                                    15,391,638                                  8,222,656

Capital securities                                      160,000                                    160,000

Equity                                                1,572,707                                    981,917
                                                   ------------                               ------------
Total liabilities and equity                       $ 17,124,345                               $  9,364,573
                                                   ============                               ============

NET INTEREST SPREAD:                                                                 10.03%                                 11.33%
                                                                                     =====                                  =====

Interest income to
        average interest-earning assets                                              16.23%                                 16.80%
Interest expense to
        average interest-earning assets                                               5.32%                                  4.54%
                                                                                     -----                                  -----
Net interest margin                                                                  10.91%                                 12.26%
                                                                                     =====                                  =====

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

                                              Three Months Ended September 30                 Nine Months Ended September 30
                                                       2000 vs. 1999                                   2000 vs. 1999
                                          -----------------------------------------       -----------------------------------------
                                                               Change due to (1)                              Change due to (1)
                                           Increase       -------------------------        Increase       -------------------------
(dollars in thousands)                    (Decrease)        Volume           Rate         (Decrease)        Volume            Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Consumer loans                            $ 208,992       $ 208,316       $     676       $ 742,289       $ 715,078       $  27,211
Federal funds sold                            9,675           6,872           2,803          48,400          41,977           6,423
Other securities                             33,410          31,668           1,742          78,321          73,838           4,483
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total interest income                   252,077         246,856           5,221         869,010         830,893          38,117

Interest Expense:
Deposits                                    122,239         106,448          15,791         371,322         330,663          40,659
Borrowings                                  (15,087)        (15,372)            285         (23,412)        (28,928)          5,516
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total interest expense                  107,152          91,076          16,076         347,910         301,735          46,175
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Net interest income                   $ 144,925       $ 155,780       $ (10,855)      $ 521,100       $ 529,158       $  (8,058)
                                          =========       =========       =========       =========       =========       =========

(1) The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the schedule.

Non-Interest Income

     Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 52% of gross reported revenues for the three months ended September 30, 2000. Total non-interest income increased 15.2%, or $98.8 million, to $749.9 million for the three months ended September 30, 2000, compared to $651.1 million for the same period in 1999. For the nine months ended September 30, 2000, before the one-time adjustment related to the second quarter sale of home loans, total non-interest income increased 31.6%, or $536.7 million, to $2.24 billion, compared to $1.70 billion for the same period in 1999. The increase is primarily attributable to increased credit product fee income realized from cross-marketed products and loan activity fees resulting from growth in the customer base. After the one-time second quarter adjustment, total non-interest income was $2.30 billion for the nine months ended September 30, 2000.

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

     As of September 30, 2000, securitizations outstanding provided $10.1 billion in funding, representing 37% of total managed funding, compared with $8.6 billion, or 45%, as of September 30, 1999. The decrease in securitizations outstanding as a percentage of total managed funding as of September 30, 2000 was due to the Company's efforts to increase deposit funding. Securitization, however, remains a key element of the Company's funding strategy and, as market conditions warrant, securitization as a component of total managed funding may increase in future quarters. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth under "--Funding and Liquidity."

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

     For the three months ended September 30, 2000, servicing and securitization income increased $85.1 million from the same period in 1999, to $242.9 million. For the nine months ended September 30, 2000, servicing and securitization income increased $112.3 million over the same period in 1999, to $550.1 million. Excess servicing yields on securitized loans improved for the first nine months of 2000 due to decreases in net credit loss rates which were partially offset by decreased finance charge and fee yields on securitized loans.

Credit Product Fee Income

     For the three months ended September 30, 2000, credit product fee income decreased to $479.1 million from $484.2 million for the same period in 1999, reflecting a reduction of late and overlimit fees resulting from the change in the third quarter to accelerate the recognition of the estimated uncollectible portion of accrued fees on certain delinquent accounts, described in Note 7 to the condensed consolidated financial statements. For the nine months ended September 30, 2000, credit product fee income increased 29% to $1,600.8 million, compared to $1,240.8 million for the same period in 1999.

     Credit product fee income includes loan performance fees, such as late, overlimit and returned check charges, as well as certain account activity fees, such as interchange income, annual membership income, and cash advance and processing fees. Account activity fees also include other income (formerly referred to as "membership services" income) arising primarily from fee products cross-marketed to the Company's customer base, which increased to $187.2 million and $597.3 million, or 13% and 54%, for the three and nine months ended September 30, 2000, respectively, compared to $165.2 million and $387.1 million for the same periods in the prior year. These increases are primarily attributed to increased sales of cross-marketed products to a growing customer base. Income on products cross-marketed to customers is recognized ratably over the term of the product, net of an allowance for estimated refunds, beginning after the end of the free or money-back guarantee period, if any. Certain fee revenue realized from securitized loans is not included in credit product fee income but is recorded as part of servicing and securitization income.

Non-Interest Expense

     Non-interest expense includes employee salaries and benefits; loan solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts. The Company also incurs advertising costs to promote its consumer financial products. In accordance with GAAP, the Company has capitalized only the direct nonsolicitation costs (loan origination costs) associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. For the three months ended September 30, 2000 and 1999, the Company amortized loan origination costs of $9.7 million and $14.6 million. For the three months ended September 30, 2000 and 1999, total loan solicitation costs, including amortized loan origination costs, were $138.8 million and $116.0 million. The increase in loan solicitation costs reflects new marketing initiatives, including television and Internet advertising campaigns. For the nine months ended September 30, 2000 and 1999, total loan solicitation costs, including amortized loan origination costs, were $370.0 million and $317.7 million.

     Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments, and for the second quarter of 2000 includes a one-time adjustment related to the previously mentioned settlement. The following table presents non-interest expense for the three and nine months ended September 30, 2000 and 1999:

                                                             Three Months Ended September 30         Nine Months Ended September 30
                                                             -------------------------------        --------------------------------
(dollars in thousands)                                           2000                1999                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expense
Salaries and employee benefits                                $  179,056          $  132,579          $  527,371          $  350,350
Solicitation and advertising                                     138,821             115,972             369,963             317,650
Occupancy, furniture, and equipment                               37,139              23,745             100,536              57,926
Data processing and communication                                 46,940              33,593             132,248              88,207
Other (1)                                                        147,792             127,299             700,992             314,001
                                                              ----------------------------------------------------------------------
       Total                                                  $  549,748          $  433,188          $1,831,110          $1,128,134
                                                              ======================================================================

(1) Year 2000 expenses include the $272.6 million one-time adjustment related to the previously mentioned settlement.


Income Taxes

     The Company recognized income tax expense of $133.8 million and $100.4 million for the three months ended September 30, 2000 and 1999. The Company's effective tax rate was 40.0% for the three months ended September 30, 2000 and 1999.

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

     The Company's policy is to recognize principal credit losses on all delinquent unsecured loans (including the unsecured portion of any partially secured credit card loans) no later than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Accounts of bankrupt credit card customers are charged off upon notification of bankruptcy. Accounts of deceased credit card customers are charged off upon determination of uncollectibility but in no case later than 180 days after such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge income is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, the Company continues collection activity, to the extent legally permissible. Any collections on previously charged off loans are recognized as recoveries when realized.

Delinquencies

     An account is contractually delinquent if the minimum payment is not received by the next billing date. Total 30+ day delinquencies on managed loans increased to 6.71% as of September 30, 2000 from 5.66% as of December 31, 1999 and 5.20% as of September 30, 1999. This increase reflects the overall change in the loan portfolio composition including the previously mentioned sale of home loans, and account seasoning in lower line credit card asset classes. The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of September 30, 2000 and 1999:

                                                                                         September 30
                                                           -------------------------------------------------------------------------
                                                                        2000                                      1999
                                                           ------------------------------             ------------------------------
                                                                                  % of                                        % of
                                                                                  Total                                       Total
(dollars in thousands)                                          Loans             Loans                   Loans               Loans
------------------------------------------------------------------------------------------------------------------------------------
Reported:
Loans outstanding                                           $14,265,386            100.00%            $ 9,520,735            100.00%
Loans delinquent:
      30 - 59 days                                              397,955              2.79%                186,547              1.96%
      60 - 89 days                                              272,752              1.91%                133,714              1.40%
      90 or more days                                           480,395              3.37%                257,821              2.71%
                                                            -----------            ------             -----------            ------
      Total                                                 $ 1,151,102              8.07%            $   578,082              6.07%
                                                            ===========            ======             ===========            ======
Managed:
Loans outstanding                                           $24,549,526            100.00%            $18,356,168            100.00%
Loans delinquent:
      30 - 59 days                                              576,427              2.35%                319,267              1.74%
      60 - 89 days                                              386,292              1.57%                219,201              1.19%
      90 or more days                                           684,455              2.79%                415,887              2.27%
                                                            -----------            ------             -----------            ------
      Total                                                 $ 1,647,174              6.71%            $   954,355              5.20%
                                                            ===========            ======             ===========            ======


Net Credit Losses

     Net credit losses for consumer loans represent the principal amount of losses from customers who have not paid their existing loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries. The principal amounts of such losses include cash advances, purchases, and certain financed cross-marketed product sales and exclude accrued finance charge and fee income, and fraud losses.

     The annualized managed net credit loss rate increased to 7.61% for the three months ended September 30, 2000, compared to 6.40% for the same period in 1999. The increased managed net credit loss rate, which was less than expected, reflects increases in credit loss rates on the Company's lower line credit card asset classes due to account seasoning. The continued seasoning of the Company's lower line asset classes is expected to result in an increase in the managed net credit loss rate to the 8% range in the fourth quarter of 2000. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's risk adjusted return approach.

     The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

                                                                   Three Months Ended                      Nine Months Ended
                                                                     September 30                             September 30
                                                            -------------------------------         -------------------------------
(dollars in thousands)                                         2000                1999                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Reported:
Average loans outstanding                                   $13,402,828         $ 8,994,243         $12,753,895         $ 7,697,174
Net credit losses                                           $   280,066         $   130,720         $   756,656         $   358,346
Net credit losses as a percentage
   of average loans outstanding                                    8.36%               5.81%               7.91%               6.21%

Managed:
Average loans outstanding                                   $23,395,018         $17,262,469         $22,529,959         $15,470,891
Net credit losses                                           $   445,140         $   276,398         $ 1,251,934         $   813,593
Net credit losses as a percentage
   of average loans outstanding                                    7.61%               6.40%               7.41%               7.01%

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

     As part of the quantitative evaluation of the allowance for credit losses, the Company segregates loans by portfolio type. These include portfolios of various types of credit card products and acquired loan portfolios. The quantitative factors the Company uses to establish portfolio-level reserves are historical delinquencies, historical credit loss rates, level of security (if applicable), customer characteristics, and other factors. Loan portfolios are grouped into pools, and certain qualitative factors are applied to those pools, consistent with applicable bank regulatory guidelines. In evaluating the need to establish additional allowances on a pool or portfolio, the Company takes into consideration qualitative factors, including general economic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures. The Company compares actual credit loss performance against estimated credit losses, and may modify its loan loss allowance evaluation model accordingly.

     The following table sets forth the activity in the allowance for credit losses for the three and nine months ended September 30, 2000 and 1999:


                                                                      Three Months Ended                   Nine Months Ended
                                                                        September 30                           September 30
                                                                ------------------------------        -----------------------------
(dollars in thousands)                                             2000                1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                  $ 1,263,796        $   675,224        $ 1,028,377       $   451,245
Provision for credit losses                                         332,241            288,279          1,067,044           725,574
Reserve acquired / Other                                               --                 --              (22,617)           14,310
Foreign currency translation                                            214               --                   37              --
Credit losses                                                      (311,785)          (148,995)          (841,246)         (414,783)
Recoveries                                                           31,719             18,275             84,590            56,437
                                                                -----------        -----------        -----------       -----------
Net credit losses                                                  (280,066)          (130,720)          (756,656)         (358,346)
                                                                -----------        -----------        -----------       -----------
Balance at end of period                                        $ 1,316,185        $   832,783        $ 1,316,185       $   832,783
                                                                ===========        ===========        ===========       ===========

Allowance for credit losses to loans at period-end                                                          10.12%             8.75%


The allowance for credit losses increased to $1.32 billion, or 10.12% of reported loans, as of September 30, 2000, from $1.03 billion, or 8.86% of reported loans, as of December 31, 1999 and $832.8 million, or 8.75% of reported loans, as of September 30, 1999. The increase in the allowance for credit losses as a percentage of reported loans reflects an increase in lower line credit card loans, which are generally expected to experience higher credit loss rates (see "--Risk Adjusted Revenue and Return").

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

     The Company offers maturity terms for its funding products that range from one week to 30 years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuances in the securitization and capital markets. Maturities are managed by the types of funding sources utilized and by the rates offered on different products. The Company seeks to maintain a balanced distribution of maturities, avoiding undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections with the goal of ensuring that liquidity levels are adequate to support maturities.

     The following table summarizes the contractual maturities of deposits at the Company as of September 30, 2000 and December 31, 1999:


                                                               September 30, 2000                       December 31, 1999
                                                   ---------------------------------------   ---------------------------------------
                                                      Direct         Other        Total         Direct       Other          Total
(dollars in thousands)                               Deposits      Deposits      Deposits      Deposits     Deposits       Deposits
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                               $   950,970   $ 1,525,597   $ 2,476,567   $   675,158   $   271,852   $   947,010
Over three months through 12 months                  2,120,142     2,325,202     4,445,344     2,080,048     2,084,568     4,164,616
Over one year through five years                     1,937,348     3,384,661     5,322,009     1,426,006     2,609,582     4,035,588
Over five years                                             --       645,000       645,000            --       330,000       330,000
Deposits without contractual maturity                  893,691        37,212       930,903       999,753        61,156     1,060,909
                                                   ---------------------------------------   ---------------------------------------
     Total Deposits                                $ 5,902,151   $ 7,917,672   $13,819,823   $ 5,180,965   $ 5,357,158   $10,538,123
                                                   =======================================   =======================================


     Deposits increased to $13.8 billion as of September 30, 2000 from $10.5 billion as of December 31, 1999. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

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

     Private securitizations may utilize commercial paper-based conduit facilities and other variable funding programs to securitize loans receivable. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit and variable funding facilities totaled approximately $3.3 billion as of September 30, 2000.

     During the first nine months of 2000, the Company completed three term securitizations totaling approximately $1.9 billion. The Company securitized an additional $1.3 billion in loans in October 2000.

     The Company's term securitizations are expected to amortize over the periods indicated below, based on currently outstanding securitized loans as of September 30, 2000:

                                                                  Amount
                                                              Amortizing
          Year                                     (dollars in millions)
          --------------------------------------------------------------
          2000                                              $   --
          2001                                                 945
          2002                                               1,562
          2003                                               1,403
          2004                                               1,818
          2005                                                 865

The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace the funding reflected in the amortization schedule summarized above, although no assurances can be given to that effect.

     The Company, through one of its banking subsidiaries, maintains a program for the issuance of senior and subordinated debt instruments. Under this program, the Company from time to time may issue fixed or variable rate debt instruments with maturities ranging from seven days to 15 years.

     On August 23, 2000, the Company issued $402,500,000 of 3.25% Convertible Senior Notes due August 15, 2005 (the "Notes") with interest payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2001. The Notes are initially convertible, at the option of the holders, at the conversion rate of 7.2446 shares of the Company's common stock per $1,000 of Note principal. The Company has the option to redeem the Notes on or after August 20, 2003.

     The following table shows the Company's unsecured funding availability and outstandings as of September 30, 2000:

                                                                                      September 30, 2000
                                                                   ------------------------------------------------------------
                                                                    Effective/                       Outstanding,       Final
(dollars or dollar equivalents in thousands)                       Issue Date     Availability(1)        Net          Maturity
-------------------------------------------------------------------------------------------------------------------------------
Senior and subordinated bank note program (2)(3)                         2/98       $2,970,000       $  731,721          2/13
Short-term credit facilities (three 364-day facilities)               Various          250,000             --         Various
Short-term U.K. credit facility (364-day facility)(4)                    4/99           37,853             --            4/01
Revolving credit facility                                                1/99          750,000             --            1/03
Providian Financial shelf registration                                   6/98        1,597,500          402,500          8/05
Capital Securities                                                       2/97             --            160,000          2/27

(1)  Short-term bank notes issued under the bank note program and short-term and
     long-term  credit  facilities  are  revolving   funding  sources.   Funding
     availability is subject to market conditions and contractual provisions.

(2) Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of September 30, 2000.

(3)  Bank  notes  currently   outstanding   under  the  bank  note  program  are
     medium-term senior bank notes.

(4) (pound)25 million sterling facility in dollars using exchange rate as of September 30, 2000.

Investments

     The  Company  maintains  cash  reserves  to  provide  adequate   short-term
liquidity. The Company also maintains a portfolio of high-quality investment securities such as U.S. government and agency obligations, mortgage-backed securities, commercial paper, interest-earning deposits with other banks, federal funds sold, and other cash equivalents. Investment securities increased to $3,092.8 million as of September 30, 2000 from $581.5 million as of December 31, 1999, due to steps taken to enhance the Company's liquidity position, by funding opportunistically at attractive rates in the deposit market. Federal funds sold and securities purchased under resale agreements decreased to $220.6 million as of September 30, 2000 from $1,298.0 million as of December 31, 1999.

Credit Facilities

     The Company has additional backup liquidity in the form of a $750 million unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the prompt and complete payment, when due, of the borrowers' obligations under the credit facility. During the first nine months of 2000, there were no borrowings under the credit facility. The Company is also a party to three separate 364-day lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit during the first nine months of 2000. The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day line of credit in the amount of (pound)25 million ($37.9 million equivalent based on the exchange rate at September 30, 2000), under which short-term borrowings are available for general corporate purposes. The Company guarantees the prompt and complete payment, when due, of the borrower's obligations under the sterling facility.

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


                                                                          Well           Adequately
                                                                      Capitalized       Capitalized
 Capital Ratio                         Calculation                       Ratios            Ratios
---------------------------------------------------------------------------------------------------
Total risk-based       (Tier 1 + Tier 2)/Total risk-based assets         => 10%         => 8% < 10%
Tier 1                 Tier 1/Total risk-based assets                    =>  6%         => 4% <  6%
Leverage               Tier 1/Adjusted average assets                    =>  5%         => 4% <  5%

     At September 30, 2000, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                             Providian
                                              National          Providian
Capital Ratio                                   Bank               Bank
--------------------------------------------------------------------------
Total risk-based                                10.50%            14.71%
Tier 1                                           9.13%            13.42%
Leverage                                        10.89%             5.94%

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

     The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at September 30, 2000 and takes into consideration the Company's current hedging activity:

                                            September 30, 2000 (1)
                                        ----------------------------
                                            Percentage Change In
 Change in Interest Rates               ----------------------------
 (in basis points)                           NII(2)         MVPE(3)
 -------------------------------------------------------------------
 +200                                        (1.4)%         (6.5)%
 Flat                                           0%             0%
 -200                                         1.5%           7.3%

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

     Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Company's foreign currency exchange rate risk is primarily limited to the unhedged portion of the Company's net investment in its foreign subsidiaries and branches. The Company uses forward exchange contracts to reduce its exposure to foreign currency exchange rate risk.

     The Company does not trade in derivatives or use derivatives to speculate on interest rates or foreign exchange rates or as an investment vehicle. The following table presents the notional amounts of swap and cap agreements purchased for the periods indicated:


                                                                  Three Months Ended                         Nine Months Ended
                                                                     September 30                              September 30
                                                           -------------------------------           -------------------------------
(dollars in thousands)                                        2000                 1999                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Swap agreements:
            Beginning balance                              $1,272,976           $  635,500           $1,050,476           $  635,500
            Additions                                          82,500              115,000              315,000              130,000
            Maturities                                           --                 10,000               10,000               25,000
                                                           ----------           ----------           ----------           ----------
            Ending balance                                 $1,355,476           $  740,500           $1,355,476           $  740,500
                                                           ==========           ==========           ==========           ==========

Interest rate caps:
            Beginning balance                              $  641,445           $  647,709           $  644,878           $  670,960
            Additions                                         149,179               96,750              360,155              159,000
            Maturities                                        150,633               98,161              365,042              183,662
                                                           ----------           ----------           ----------           ----------
            Ending balance                                 $  639,991           $  646,298           $  639,991           $  646,298
                                                           ==========           ==========           ==========           ==========

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices. Following the initial media coverage, the San Francisco District Attorney's Office began an investigation into the Company's sales and collections practices. In November 1999, the Connecticut Attorney General's Office began an inquiry into the Company's sales and collections practices. On June 19, 2000, the Company reached a settlement with the Connecticut Attorney General's Office in which it agreed to pay $1.6 million to the State of Connecticut, to develop a process to determine whether any individual Connecticut consumers are entitled to restitution, and to modify certain business practices. On June 28, 2000 the Company's national bank subsidiary, Providian National Bank (the "Bank"), reached a settlement with the Office of the Comptroller of the Currency following an examination that included an investigation of customer complaints, and the Company reached a settlement with the San Francisco District Attorney and the California Attorney General, in which the Bank and the Company and certain subsidiaries of the Company agreed to make certain changes to their business practices and to pay restitution to customers determined in accordance with the procedures in the settlement agreement. The Company estimates that the total restitution, which is subject to a floor of $300 million, will be approximately $310 million. The Bank has begun mailing checks to persons entitled to restitution and expects that substantially all the payments will be made in the fourth quarter of 2000. As part of the settlement, the Bank stipulated to the issuance by the Comptroller of a Consent Order obligating the Bank to make such changes and to pay the aforementioned restitution, and the Company and certain of its subsidiaries stipulated to the entry of a judgment and the issuance of a permanent injunction effecting the terms of the settlement. In addition, the Company agreed to pay $5.5 million in civil penalties to the City and County of San Francisco.

     Since May 1999, a number of lawsuits have been filed against the Company and, in some cases, against certain of the Company's subsidiaries by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed in August 1999 in California state court in San Francisco against the Company, the Bank, and certain other subsidiaries of the Company, and seeks unspecified damages, including actual and punitive damages, attorneys' fees and injunctive relief. The complaint alleges unfair and deceptive business practices, including failure to credit payments in a timely fashion, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. Similar actions filed in other California counties have been transferred to San Francisco County and coordinated with the Consolidated Action.

     As of November 14, 2000, three class actions were pending in state courts in San Mateo County, California, Cook County, Illinois, and Bullock County, Alabama. These actions have not been consolidated with the Consolidated Action and are proceeding separately. A class consisting of a relatively small number of California customers has been certified in the San Mateo County, California action. No class has been certified in the Cook County, Illinois or Bullock County, Alabama actions. A motion to dismiss the Cook County, Illinois action has been granted with prejudice, and the plaintiff has filed an appeal. As of November 14, 2000, one consolidated putative class action was pending in federal court. The federal action (the "Multidistrict Action") is a consolidation of several different actions that had been filed in various federal courts, and transferred by the Federal Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania. A consolidated complaint in the Multidistrict Action was filed on February 4, 2000.

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

     A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, alleges, in general, that the Company and certain of its officers made false and misleading statements concerning its future prospects and financial results in violation of the federal securities laws. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. By order dated February 8, 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania for inclusion with the Multidistrict Action currently pending in that court. On June 9, 2000 an amended consolidated class action complaint was filed, and on September 15, 2000 a second amended consolidated class action complaint was filed. On September 30, 2000, a motion to dismiss the second amended consolidated class action complaint was filed on behalf of all defendants.

     Two shareholder derivative actions, one filed on June 30, 2000 and one filed on July 14, 2000, have been filed in California state court in San Francisco. In addition, on September 14, 2000 a shareholder derivative lawsuit was filed in Delaware chancery court. These actions seek redress against the members of the Company's board of directors and certain executive officers for breach of their fiduciary duties and for corporate waste arising out of their approval of, or failure to prevent, the Company's alleged unfair business practices, which allegedly resulted in a liability, or potential liability, for restitution, penalties, and litigation costs. The unfair practices alleged in these complaints are similar to the ones at issue in the Multidistrict Action and the Consolidated Action, and many of them were covered by the Comptroller's Consent Order described above. These complaints are at an early stage and no response is yet due.

     An informed assessment of the ultimate outcome or potential liability associated with the lawsuits described above and other potential claims that could arise out of the alleged unfair business practices is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits or that similar proceedings will not be brought. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

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

     The Company filed a report on Form 8-K on August 23, 2000 with respect to its Registration Statement on Form S-3 and the issuance of its 3.25% Convertible Senior Notes due August 15, 2005.

(e) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

                                              Nine Months
                                                 Ended               Year Ended December 31
                                               September    ---------------------------------------------
(dollars in thousands)                            2000      1999      1998      1997      1996      1995
---------------------------------------------------------------------------------------------------------
EARNINGS TO FIXED CHARGES:
           Excluding interest on deposits        12.55      9.83     10.88     14.20      5.93      4.90
           Including interest on deposits         2.10      2.99      2.93      2.66      2.34      2.34

EARNINGS TO COMBINED FIXED CHARGES AND
PREFERRED STOCK: (1)
           Excluding interest on deposits        12.55      9.83     10.88     13.28      5.19      4.32
           Including interest on deposits         2.10      2.99      2.93      2.63      2.25      2.24

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


                                           Providian Financial Corporation
                                           -------------------------------
                                                    (Registrant)


Date: November 14, 2000                    /s/ David J. Petrini
                                           -------------------------------
                                           David J. Petrini
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Signatory)

Date: November 14, 2000                    /s/ Daniel Sanford
                                           -------------------------------------
                                           Daniel Sanford
                                           Senior Vice President and Controller
                                           (Chief Accounting Officer and Duly
                                           Authorized Signatory)