Form 10-K
period 2000-12-31
PROVIDIAN FINANCIAL CORP
filed 2001-03-30
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12897

PROVIDIAN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2933952 (I.R.S. Employer Identification No.)
201 Mission Street, San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

(415) 543-0404
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 12, 2001, 285,196,292 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $13,476,383,393, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to stockholders for the year ended December 31, 2000, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001 (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

PROVIDIAN FINANCIAL CORPORATION
2000 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

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

    The Company, operating through its subsidiaries, provides lending and deposit products to customers in the United States and the United Kingdom and offers credit cards in Argentina. The Company serves a broad, diversified market with its loan products, which include credit cards and cardholder service products. The Company ranks as a leading bankcard issuer in the United States, with over $31 billion in assets under management and over 16 million customers.

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

    The Company's business strategy is market driven and customer-focused. The Company serves a broad market spectrum of consumers with a product portfolio that includes credit cards, cardholder services and deposits. Using sophisticated data-based technology, the Company identifies market segments within this broad market. It applies its customer-focused approach to ascertain the particular credit needs of potential customers and customizes products to meet those needs, over time, with the goal of developing multiple product relationships with each customer and establishing a long-term relationship with each customer.

    A component of the Company's business strategy is its dynamic risk management capabilities, which utilize proprietary technology and business processes to optimize the balance between risk and return. The Company's internally-generated customer segmentation and credit risk models are applied and continually updated to address the individual customer's risk profile in product pricing, account management and collections.

    The Company invests in its customer satisfaction infrastructure through systems and processes designed to provide high levels of service, with the goal of maintaining sustainable, quality customer relationships in its chosen markets.

    From a one-market, one-product company in 1985, when it introduced its first product, the Company has evolved into a leading provider of consumer financial services. The adaptive capability-based business model that originated in the Company's credit card business has been applied to the Company's other businesses. For example, Global E-Commerce's core strategy is to utilize on-line, database and "off-line" marketing skills to attract new customers, develop a customer-focused Web site experience, and serve a broad spectrum of customers through various credit and deposit product offerings. The Company's core competencies are also being applied in the United Kingdom, where, in addition to offering credit cards, the Company began deposit operations in the fourth quarter of 2000, and in Argentina, where the Company began marketing and offering credit cards in 2000.

    The Company markets its products to consumers throughout the United States through direct mail, telemarketing and other channels, including television and the Internet. In the United Kingdom and Argentina, the Company markets its products primarily through direct mail. By using these marketing channels rather than a branch-based distribution system, the Company seeks to avoid high overhead costs and to maintain the flexibility to easily enter and exit geographic markets.

PRODUCTS AND SERVICES

    The Company provides credit card loans, cardholder service products and deposit products. It operates through the following businesses: Integrated Card Business, Global E-Commerce, International and First Select.

Integrated Card Business

    The Company offers credit card loans generated primarily through Visa and MasterCard credit cards. The Integrated Card Business also includes a portfolio of unsecured consumer revolving line of credit loans that are accessed by checks rather than credit cards. As of December 31, 2000, the Company had $27.1 billion of managed loans outstanding (of which $13.8 billion were included in loans reported on the Company's financial statements).

    The Company serves a broad spectrum of customers with its credit card products, which range from platinum to classic and secured credit cards. Consumers who qualify for platinum credit cards may receive a credit line of $5,000 or more, interest at fixed or variable rates, and other features and services. Gold, classic and secured credit cards are designed to serve individuals in the middle market and those who have limited access to credit due to past credit problems or little or no credit history. Through its proprietary customer segmentation and credit risk models, the Company is able to identify customers in this population that it believes will have significantly lower default rates than the average for such population generally. This allows the Company to offer a prudent mix of product features designed to meet the customer's needs, while adhering to the Company's profitability and risk guidelines, under which higher risk is offset by higher yield. Products offered to this population generally have processing fees and/or annual membership fees, lower credit limits, and pricing that reflects the higher operating costs and delinquencies associated with these products. Through these products, the Company provides consumers access to the credit card payment system and an opportunity to establish or enhance their credit standing through responsible use of their credit.

    The Company offers a number of cardholder service products to enhance customers' use of their credit cards. Cardholder service products focus on broad themes such as home, health, credit, auto and travel and generally offer a package of benefits and services that the Company develops internally or assembles from third-party vendors. Among the benefits and services offered are health-related credit and prescription and other health-related discounts and referrals, auto- and other travel-related benefits, a shopping and discount service, a credit card registration service, and a program that offers nonaccrual of interest and deferral of payments on credit card loans payable to the Company in case of unemployment, disability or hospitalization.

    The credit process for credit card products offered through direct mail and telemarketing channels generally begins with a "prescreening" review to identify consumers who, based on proprietary credit and segmentation criteria, are likely to be interested in and eligible for an account. In addition to direct mail and telemarketing, the Company uses television, the Internet and alternative media to market to consumers. Customers who respond are reviewed according to the Company's credit and underwriting criteria. The Company establishes pricing and credit limits based on the customer's credit profile and loan feature preferences and on the Company's profitability and risk guidelines. The Company monitors customers' risk profiles regularly and may adjust product features and/or pricing as the relationships evolve, in order to strengthen profitability and reduce loss exposure over time. In cases where the customer fails to comply with the account agreement, the Company may increase the interest rate. The Company charges late fees, returned check fees and overlimit fees, and may charge other fees when appropriate, in accordance with the terms of the account agreement. The account agreement reserves to the Company the right to change or terminate any terms, conditions, services or features of the account (including increasing or decreasing periodic finance charges, other charges or minimum payment requirements).

    The Company's collections efforts use risk assessment and segmentation to determine when to contact a customer whose account balance has become past due, with an emphasis on early intervention. Arrangements may be made with customers to extend or change payment schedules. Collections activities commence when warranted under the account agreement and may continue after an account is charged off. For a discussion of the Company's charge-off policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality."

    In 2000, the Company introduced the Providian VISA with Smart Technology, a credit card with a "smart" chip capable of storing customer identification and account information and designed to facilitate acceptance online and at Visa merchant locations. The Company also began offering online access to account information and customer benefits and services through the Cardmember Center and a recurring-payment enhancement to the PaySmart electronic payment service, which facilitates bill payment through automatic withdrawals from a customer's checking or savings account. In addition, during 2000, the Company introduced Gold Premier, a credit card designed to meet the changing needs of its customers. New customer service centers were opened in Henderson, Nevada and in El Paso, San Antonio and Austin, Texas during 2000 to provide support for the Company's continuing growth in new credit card customers.

    In February 2000, the Company announced that it was realigning resources previously dedicated to its home loan business. In June 2000, the Company sold $1.5 billion of home equity loans. Although it no longer originates home loans, the Company continues to provide access to home loan products offered by other lenders through its GetSmart.com Web site.

Global E-Commerce

    The Company's Global E-Commerce business currently consists of www.aria.com, a credit card Web site that allows consumers to apply and receive a credit decision online; www.providian.com, which offers certificates of deposit and money market accounts; and www.getsmart.com, an online marketplace designed to match individual consumers seeking a specific product, such as a credit card, home loan or auto loan, with lenders offering those products. Customers are generally attracted to the Web sites through customary Internet methods, such as banner advertisements, and non-Internet marketing methods, such as television commercials and direct mail and telephone marketing channels. During 2000, the Global E-Commerce business introduced a number of new capabilities, including a digital wallet, online account management, online bill payment, and wireless account access.

International

    The Company offers credit cards, cardholder service products and retail deposits in the United Kingdom through an international branch of PNB located in London, England. In July 2000, the Company, through an Argentine subsidiary, began offering credit cards in Argentina, marketed primarily by direct mail solicitation.

First Select

    Through its First Select business, the Company purchases and services distressed credit card assets from other issuers, leveraging its proprietary recovery process.

GEOGRAPHIC DIVERSITY

    The Company's loan portfolios are geographically diverse, with no significant regional concentration of credit risk.

COMPETITION

    The Company faces intense and increasing competition from other consumer lenders and financial institutions. In particular, the Company's credit card business competes with national, regional and local bankcard issuers and with other general purpose credit card issuers. In addition, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks, and this may increase the number of competitors in the banking industry and the level of competition for banking products. See "—Legislative Developments." The trend toward consolidation in the credit card industry has accelerated in recent years, and large issuers may compete with the Company by leveraging their size, brand names and vendor relationships to gain market share. In addition, competitors are continually introducing new techniques to attract and retain customers. Some of the most heavily used techniques are advertising, target marketing, balance transfers, price competition, including "teaser" rates, incentive programs, and co-branding (for example, using the name of a sports team or a professional association on credit cards). Traditional consumer lenders have increased or improved their on-line offerings and new on-line credit providers have been established, competing with the Company's Global E-Commerce products. Competition for customers in our higher yielding portfolios has also increased as additional lenders have been attracted to this market or increased their offerings in this market.

    In addition to competition for customers, the Company faces competition when it seeks to obtain funds to use in its business. This competition comes from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits, sell debt securities or sell securities backed by assets such as consumer loans receivable.

FUNDING AND LIQUIDITY

    The Company offers retail deposit products directly to its customers. These deposit products include money market deposit accounts and certificates of deposit ("CDs") ranging in term from three months to five years. The Company markets its retail deposits by submitting its offered rates to national surveys, providing toll-free numbers for potential and existing customers to obtain rate quotes, and providing rates and fulfillment materials on the Company's Web site (www.providian.com). The Company also maintains relationships with national broker-dealer networks, which offer retail CDs to their customers under master CD structures. In addition, the Company offers directly-placed and broker-placed CDs to institutional investors.

    The Company securitizes a significant portion of its assets, thereby reducing its needs for funding from other sources. A securitization generally involves the transfer by the Company to a trust or other special purpose entity of loans receivable generated by a designated pool of accounts. The trust or special purpose entity may issue either certificates representing undivided ownership interests in, or notes collateralized by, the loans receivable.

    The Company has access to funding through term federal funds, overnight federal funds, bank notes and a $750 million revolving credit facility. In August 2000, the Company issued $402.5 million of

3.25% Convertible Senior Notes due August 15, 2005 with interest payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2001. The 3.25% Convertible Senior Notes are convertible, at the option of the holders, at the initial conversion rate of 14.4892 shares of the Company's common stock per $1,000 of principal. The Company has the option to redeem the 3.25% Convertible Senior Notes on or after August 20, 2003. In February 2001, the Company issued $884 million in principal amount at maturity of Zero Coupon Convertible Notes due February 15, 2021, which accrue original issue discount at the rate of 4.00% per annum and which generated gross proceeds of approximately $400 million. The Zero Coupon Notes are convertible, at the option of the holders, at the initial conversion rate of 6.2240 shares of the Company's common stock per $1,000 of principal amount at maturity. The Company may redeem all or a portion of the Zero Coupon Notes at any time on or after February 15, 2006, and the holders have the option of requiring the Company to repurchase them on certain specified dates at the prices provided for in the notes.

    As of December 31, 2000, $622 million of medium-term bank notes and $111 million of mandatorily redeemable capital securities were outstanding. The Company is a party to several short-term credit facilities totaling $287 million (including the U.S. dollar equivalent, as of December 31, 2000, of a facility denominated in pounds sterling). For further discussion of the Company's funding and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funding and Liquidity."

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

    In addition, the Company purchases charged-off credit card accounts through First Select, Inc., a wholly owned subsidiary of PNB, and operates the GetSmart.com online marketplace through GetSmart.com, Inc., a wholly owned subsidiary of the Company. The Company's consumer lending activities in Argentina are operated through Providian Financial S.A., an Argentine corporation.

EMPLOYEES

    As of December 31, 2000, the Company had 12,449 employees and a total workforce, including temporaries and contract employees, of 13,055.

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

    Providian Financial S.A. is an Argentine corporation that is not licensed as a financial institution, but is subject to various regulations of the Central Bank of Argentina. In March 2001, Providian Financial S.A. acquired Banco Linares Sudamericano, an Argentine bank, which is regulated by the Central Bank of Argentina.

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

    The restrictions on CEBA-grandfathered banks were liberalized by the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, PNB is permitted to engage in new activities, which it was not permitted to do under CEBA, so long as it does not both accept demand deposits and make commercial loans. The GLB Act also eased CEBA restrictions on PNB's ability to cross-market its products and services with the products and services of its affiliates. In addition, the GLB Act increased the Company's ability to acquire the assets of additional insured depository institutions, effectively eliminating the CEBA restriction that prevented the Company from acquiring more than 5% of the assets of another insured depository institution. See "—Legislative Developments."

    The Company could be required to register as a bank holding company under the BHCA if PNB ceases to observe the CEBA restrictions, as modified by the GLB Act, or if the Company or any of its affiliates acquires control of an additional insured depository institution (excluding exempt institutions such as credit card banks). If the Company were required to register as a bank holding company, it would be subject to the restrictions set forth in the BHCA, which, among other things, would limit the Company's activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto. These BHCA restrictions, if they were to apply to the Company, would not be expected to have a material adverse effect on the Company's business as currently conducted. If the Company were required to register as a bank holding company, it could elect, if it met certain eligibility requirements, to become a financial holding company under the GLB Act and thereby be permitted to engage in a more expansive list of activities than are permitted for bank holding companies under the BHCA. See "—Legislative Developments."

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

    For purposes of the BHCA, an individual or entity may not acquire "control" of the Company, and a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares of the Company, without the prior written approval of the Federal Reserve Board. The Company's CEBA grandfather rights are nontransferable. Thus, if an individual or entity acquired "control" of the Company or if a bank holding company acquired ownership or control of more than 5% of the voting shares of the Company, the Company would be required to limit its activities and its non-banking subsidiaries' activities to those deemed by the Federal Reserve Board to be closely related to banking and a proper incident thereto. As noted above, however, if the Company became a financial holding company under the GLB Act, it would be permitted to engage in a more expansive list of activities than are permitted for bank holding companies under the BHCA. See "—Legislative Developments."

Dividends and Transfers of Funds

    A primary source of funds for the Company is dividends from its banking subsidiaries. Federal law limits the extent to which PNB or PB can supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, restrictions concerning the payment of dividends, and Sections 23A and 23B of the Federal Reserve Act of 1913 governing transactions between a financial institution and its affiliates. In addition, PNB and PB are subject to federal regulatory oversight to assure safety and soundness. In general, federal banking laws prohibit an insured depository institution from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. See "—Capital Requirements." PB is subject to similar Utah laws governing industrial loan corporations.

Capital Requirements

    PNB is subject to risk-based capital guidelines contained in regulations adopted by the Comptroller. PB is subject to risk-based capital guidelines contained in regulations adopted by the FDIC. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to several weighted categories. Higher levels of capital are required for the categories defined as representing greater risk. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy." The Company's banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators with respect to components, risk weightings and other factors.

    Under current regulatory guidelines, institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%, which correspond to the minimum levels needed to be adequately capitalized. See "—Federal Deposit Insurance Corporation Improvement Act of 1991." The Comptroller and the FDIC may, however, seek to set higher capital requirements when an institution's particular circumstances warrant. These risk-based capital guidelines are subject to change by the applicable regulators and may be increased from time to time, generally or with respect to specific types of assets. The Comptroller and the FDIC have established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and prescribing a minimum leverage ratio of 4% for institutions that do not meet the criteria. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum. In addition, in January 2001 the Comptroller and the

FDIC published examination guidance with respect to loan programs targeted to borrowers having a higher risk of default, indicating that examiners will generally expect institutions to quantify and document a capital methodology reflecting the risk characteristics of those portfolios. As of December 31, 2000, PNB had a total risk-based capital ratio of 10.58%, a Tier 1 risk-based capital ratio of 9.22% and a leverage ratio of 11.90%, and PB had a total risk-based capital ratio of 14.94%, a Tier 1 risk-based capital ratio of 13.64% and a leverage ratio of 6.34%.

    In 1995, the Comptroller and the FDIC amended the risk-based capital standards pertaining to asset transfers in which an institution retains recourse risk but contractually limits its exposure. Under the "low level recourse" regulation that was adopted, the amount of risk-based capital required in connection with such asset transfers will not exceed the institution's maximum contractual liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy." In March 2000 the federal banking regulators published for comment proposed regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. If adopted, these regulations may increase the cost of credit enhancement provided by banks in connection with the securitization of consumer loans receivable and may impose certain capital requirements based on the amount of securitized assets under management, while possibly reducing the cost of senior securities issued in such transactions. The Company is unable at this time to assess what impact this proposal may have on its business.

    In August 2000, the federal bank regulatory agencies announced proposed changes to the regulatory capital guidelines for banks with respect to the treatment of residual interests in asset securitizations, which are assets recorded on the balance sheet of a company that represent interests retained by a seller of financial assets in a securitization and are structured to absorb more than a proportionate share of credit losses related to the securitized assets through subordination provisions or other credit enhancement techniques. The proposal would require increased risk-based capital in respect of such residual interests and would require regulatory capital deductions for such interests held above a specified limit. While the Company's preliminary analysis of the proposal is that it would likely result in a reduction in its regulatory capital ratios, the Company does not currently anticipate that it would cause its banking subsidiaries to lose their status as "well capitalized" for regulatory capital purposes.

    In January 2001, the Basel Committee on Bank Supervision proposed revisions to the global risk-based capital rules set forth in the 1988 Basel Accord. The proposal modifies the Basel Committee's June 1999 proposal for a new capital adequacy framework for banks. If implemented, the new rules, among other changes, would replace the current risk weightings for most credit risks with a system based on external and internal ratings, and expose banks that securitize assets to a capital system also based on external and internal ratings. Changes in U.S. capital standards resulting from the Basel Committee's proposal are not expected before 2004. The Company is unable at this time to assess what impact, if any, this proposal may have on its business.

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

    As of December 31, 2000, each of PNB and PB met the requirements to be considered a "well capitalized" institution. Under the regulatory definition of brokered deposits, as of December 31, 2000, PNB had brokered deposits of $6.26 billion and PB had brokered deposits of $1.1 billion.

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

Deposit Insurance Assessments

    Under the FDIC's risk-based insurance assessment system, each insured institution is placed in one of nine risk categories, based on its level of capital, supervisory evaluations, and other relevant information. The assessment rate applicable to PNB and PB depends in part on the risk assessment classification assigned to them by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. BIF-insured institutions such as PNB and PB are currently assessed premiums at an annual rate between 0% to 0.27% of eligible deposits. PNB and PB are also subject to assessment for payment of Financing Corporation ("FICO") bonds issued in the 1980s as part of the resolution of the problems of the savings and loan industry. The FICO assessment rate applicable to BIF-insured deposits is 0.0196% per annum for the first quarter of 2001 and may be adjusted quarterly to reflect a change in the assessment base for the BIF.

Consumer Protection Laws

    The relationship of the Company's lending subsidiaries and their customers is extensively regulated by federal and state consumer protection laws. The most significant laws include the Truth-in-Lending Act of 1968, Equal Credit Opportunity Act of 1974, Fair Credit Reporting Act of 1970, Truth-in-Savings Act of 1991, Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, Electronic Funds Transfer Act of 1978, the Gramm-Leach-Bliley Act of 1999, and the Federal Trade Commission Act. These statutes, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. These statutes also limit the liability of credit card holders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and on the use of consumer credit reports, regulate the privacy of consumer information, and prohibit unfair and deceptive practices. In the United Kingdom, the Consumer Credit Act of 1974 governs the relationship between PNB and its borrowers, and the Data Protection Act of 1998 places restrictions on the transfer or release of personal data, including the electronic transfer of personal data to any country outside the European Union. In Argentina, the Company's credit card operations are principally governed by the Consumer Protection Law.

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

Legislative Developments

    The GLB Act became law on November 12, 1999. The GLB Act repealed the Glass-Steagall Act of 1933, which separated commercial and investment banking, and eliminated the BHCA's prohibition on insurance underwriting by bank holding companies. As a result, the GLB Act permits the affiliation of commercial banks, securities firms and insurance companies. This change may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards.

    The GLB Act created a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The GLB Act established the Federal Reserve Board as the primary regulator of financial holding companies, with state insurance authorities continuing to oversee insurance affiliates and the Securities and Exchange Commission continuing to regulate broker-dealer affiliates.

    The GLB Act also established new privacy requirements applicable to all financial institutions. Regulation P, which will become fully effective on July 1, 2001, has been promulgated by the federal banking regulators, including the Comptroller and the FDIC, and requires financial institutions to issue privacy notices and provide consumers with an opportunity to opt out of certain types of information sharing with unaffiliated third parties. The GLB Act also expressly permits the states to adopt privacy requirements that are more stringent than under federal law. Some states have proposed legislation containing stricter information sharing requirements. However, such proposals are generally at an early stage and the extent and nature of such requirements, if they are adopted, cannot be predicted.

    Over the last several years, legislation has been proposed in Congress to substantially revise the laws governing consumer bankruptcy. The U.S. House of Representatives and the U.S. Senate recently approved separate versions of new bankruptcy reform legislation. In general, the bankruptcy reform legislation contains provisions intended to curb abuse in the current bankruptcy system, including a means test for consumer bankruptcy filings, and includes new requirements for consumer lending disclosures.

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

CAUTIONARY STATEMENTS

    Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of the "belief," "anticipation" or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements which are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The Company undertakes no obligation to update any forward-looking statements.

    The risks and uncertainties that could cause actual results to differ from those in the forward-looking statements include the following:

Intense Competition

    We face intense and increasingly aggressive competition from other consumer lenders in all of our product lines. Many of our competitors are substantially larger and have greater financial resources than us, and customer loyalty is often limited. Competitive practices, such as the offering of lower interest rates and fees, larger credit lines, and the offering of incentives to customers, could hurt our ability to attract and retain customers. Our success has also attracted new lenders to traditionally underserved markets such as the customers who are included in our higher yielding portfolios, resulting in increased competition. As a result, the rate at which we originate new loans may decrease, or the rate at which customers repay their loans may increase, which could hurt our profitability.

    The GLB Act, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards. To the extent that the GLB Act promotes competition or consolidation among financial service providers active in the consumer credit market, we could experience increased competition for customers, employees and funding. However, we are unable to predict at this time the scope or extent of any such impact.

    In October 1998, the U.S. Justice Department filed a complaint against MasterCard International Incorporated, Visa U.S.A. Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition between Visa and MasterCard in the market for general purpose credit card products and networks in violation of the antitrust laws. The government seeks as relief that only member banks "dedicated" to one association be permitted to participate in the governance of that association. In addition, the complaint challenges the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/Novus or other competing networks. The case was tried in the summer of 2000 and a decision is pending. Neither the ultimate outcome of this litigation nor its effect on the competitive environment in the credit card industry if the lawsuit succeeds can be predicted with any certainty.

Increased Delinquencies and Credit Losses

    The delinquency rate on our consumer loans and the rate at which our consumer loans are charged off as uncollectible (referred to as the credit loss rate) have increased recently and may continue to increase, depending on a number of factors, including (i) an increase in balances outstanding in our higher yielding portfolios, which generally experience higher delinquency and credit loss rates, and in the average age of our loan portfolios, referred to as "seasoning," which generally results in increased delinquency and credit loss rates, (ii) our acquisition of loan portfolios from third parties, which may experience higher delinquency and credit loss rates compared to loans originated by us, and (iii) an increase in the number of customers seeking protection under the bankruptcy laws. In addition, it is generally believed that the U.S. may be entering a period of decreased growth, higher unemployment and general economic uncertainty. Increased delinquencies and credit losses are likely to occur during a national or regional economic downturn or recession, or could occur for other reasons. Increased credit loss rates could result as the proportion of younger loans in our total portfolio is reduced. Such a reduction could result from slower growth in new loan originations, an increase in acquisitions of seasoned portfolios, or the normal seasoning of our higher yielding portfolios.

Vendor Relationships

    Our business depends on a number of services provided by third parties, including telemarketing and data processing providers, nationwide credit bureaus, postal and telephone service providers, public utilities, bankcard associations and providers of transaction processing services. A major disruption in one or more of these services could significantly hurt our operations.

Interest Rate Changes

    The rate of interest we pay for our funding may increase if market interest rates rise. If the rate of interest we earn on our loans does not increase by the same amount, our earnings could be reduced. Our earnings could also be hurt in a period of falling interest rates, as we are currently experiencing, if the rates on our consumer loans fall faster than the rate we pay for our funding or if customers prepay fixed rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Risk Management."

Cost and Availability of Funding

    We obtain funding for our lending operations primarily from depositors, securitizations, institutional investors and commercial lenders. Changes in the deposit, credit or securitization markets, including the way in which we are perceived in those markets, could make one or more of these funding sources more expensive or unavailable. These changes could result from changes in the regulatory, tax and accounting environment, competition for funds, events that disrupt capital markets, or other reasons beyond our control. Competition for funding sources comes from a wide variety of institutions, many of which have greater resources and higher financial ratings than we do. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funding and Liquidity."

Government Policy and Regulation

    Federal and state laws significantly limit the types of activities in which our banking subsidiaries may engage and the manner in which we may offer, extend, manage and collect loans. Congress, the states and other governmental bodies in the jurisdictions in which we operate may enact new laws and regulations, or amend existing laws and regulations, relating to consumer protection and debtor relief. Such laws and regulations could make it more difficult or expensive for us to collect our loans, limit the interest and fees that we may charge our customers, and impose disclosure requirements relating to pricing and other terms. Our earnings could also be hurt by changes in government fiscal or monetary policies, including changes in capital requirements and our rate of taxation, and by changes in general social and economic conditions.

Growth, Product Development and Acquisitions

    A major contributor to our growth and earnings has been the development and expansion of cardholder service products and higher yielding credit card portfolios. Competition in these markets is likely to intensify. Growth may be adversely affected by an economic downturn, higher unemployment and general economic uncertainty. Sales of cardholder service products may not continue at historical levels, and there can be no assurance that we will be able to develop new products and services that will enable us to sustain our recent rates of earnings growth. In addition, a portion of our historical growth in managed loans and customer accounts resulted from portfolio acquisitions. There can be no assurance that we will acquire additional loan portfolios, that the acquired portfolios will perform as expected, or that such acquisitions will be profitable.

Management and Operations

    Our growth and profitability depend on our ability to retain key executives and managers, attract capable employees, maintain and develop the systems necessary to operate our businesses and control the rate of growth of our expenses. Expenses could significantly increase due to acquisition-related conversion costs and other acquisition-related expenses, new product development, facilities expansions, increased funding or staffing costs and other internal and external factors.

Legal Proceedings

    In June 2000, we reached a settlement with the Office of the Comptroller of the Currency, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to certain business practices. In December 2000, we announced that we had reached an agreement to resolve a number of class action lawsuits, primarily involving the marketing and sale of our cardholder service products, that had been consolidated in the California Superior Court in San Francisco and the Federal District Court for the Eastern District of Pennsylvania. Court approval of the class action settlements is required. In connection with the settlements, we agreed to make certain business practice changes and to pay restitution to affected customers. In general, we face the risk of other governmental proceedings and litigation, including class action lawsuits, challenging our product terms, rates, disclosures, collections or other practices, under the settlements reached and under state and federal consumer protection statutes and other laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to lending practices and privacy. We face the potential of litigation and compliance costs and may from time to time be required to change specific business practices, depending on the outcome of such litigation and other legal proceedings. For legal proceedings currently affecting us, see the discussion under the heading "Legal Proceedings."

Other Industry Risks

    We face the risk of fraud by accountholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of our products. The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures may interrupt or delay our ability to provide services to our customers. In particular, we face technological challenges in the developing online credit card and financial services market. The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in the products and services offered by our Global E-Commerce business. Security breaches, acts of vandalism, and developments in computer capabilities could result in a compromise or breach of the technology we use to protect customer transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Principal Occupation and Business Experience
Shailesh J. Mehta Age: 51	Chief Executive Officer since 1988 and Chairman of the Board and President since June 1997. Mr. Mehta was President and Chief Operating Officer of Providian Corporation, the Company's former parent, from December 1994 to June 1997.
David Alvarez Age: 32
President, Integrated Card Business, since August 2000, and President, Credit Cards, from October 1999 to August 2000. Mr. Alvarez was Executive Vice President from June 1997 to October 1999, responsible for the management of marketing and operations for higher line credit card products. Mr. Alvarez was Senior Vice President from November 1995 to June 1997, with responsibilities for credit card and home loan marketing. Mr. Alvarez joined the Company in 1990.
Ellen Richey Age: 52
Vice Chairman since October 1999 and General Counsel and Secretary since January 1995. Ms. Richey was Executive Vice President from June 1997 to October 1999 and Senior Vice President from January 1995 to June 1997. Ms. Richey joined the Company in 1994.
David J. Petrini Age: 40
Vice Chairman, Finance, Administration and Technology, effective as of April 2, 2001. Executive Vice President and Chief Financial Officer from December 1998 until April 2, 2001 and Treasurer from December 1998 to March 1999. Mr. Petrini was Senior Vice President and Chief Financial Officer from January 1997 to December 1998 and Senior Vice President and Senior Financial Officer from December 1994 to January 1997. Mr. Petrini joined the Company in 1986.
James H. Rowe Age: 42
Executive Vice President and Chief Financial Officer, effective as of April 2, 2001, and Chairman of the Board of GetSmart.com, Inc. since February 1999. President, Global E-Commerce, from August 2000 to April 2, 2001. Executive Vice President, E-Commerce from October 1999 to August 2000. Chief Executive Officer of GetSmart.com, Inc. from February 1999 to March 2000. Mr. Rowe was Senior Vice President from February 1998 to February 1999, with responsibility for the marketing and development of the Company's cardholder services products. From March 1997 to February 1998, Mr. Rowe was Senior Vice President, Corporate Development and Investor Relations. From February 1995 to March 1997, Mr. Rowe was Vice President, Corporate Development and Planning at Providian Corporation. He joined the Company in 1994.
James P. Redmond Age: 56
Executive Vice President and Chief Risk Management Officer since 1998. Mr. Redmond joined the Company in April 1998 as Senior Vice President and was promoted to Executive Vice President in December 1998. Mr. Redmond was Senior Credit Officer, U.S. Bankcards, at Citibank, N.A. from 1996 to 1998. Prior to that, he held positions as Senior Credit Officer and Senior Vice President at Bank of America.

James G. Jones Age: 52
President, International Business, since September 2000. Mr. Jones was President of Direct Banking and Insurance at Bank of America, responsible for telephone banking, interactive banking, military banking, student lending, associate banking, and insurance, from 1998 to 2000. He was Group Executive Vice President and Head of Consumer Credit at Bank of America from 1992 to 1998.

ITEM 2.  PROPERTIES

    The Company leases its executive offices at 201 Mission Street, San Francisco, California, currently consisting of approximately 150,000 square feet. The initial lease term, which expires on July 31, 2001, has been extended to November 30, 2006 with respect to approximately 63,000 square feet. The Company owns its processing center at 4900, 4920, 4940, 5020 and 5040 Johnson Drive, Pleasanton, California, consisting of approximately 282,000 square feet. PNB owns its headquarters office located at 295 Main Street, Tilton, New Hampshire and has branches located at 44 Main Street, Belmont, New Hampshire and 25 Old Broad Street, London, England, which are leased. PB's offices, which are leased, are located at 5215 Wiley Post Way, Salt Lake City, Utah. GetSmart.com, Inc.'s offices are located at 150 Spear Street. In Argentina, Providian Financial S.A. leases office space in Buenos Aires at Hipolito Irigoyen 900 and at Rivadavia 611.

    Significant operations centers and other properties are located at the following leased premises: 150 Spear Street, San Francisco, California (80,000 square feet); 123 Mission Street, San Francisco, California (90,000 square feet); 160 Spear Street, San Francisco, California (60,000 square feet); 2700 Gateway Oaks Drive, Sacramento, California (91,000 square feet); 1333 Broadway, Oakland, California (144,000 square feet); 425, 427, 431 and 435 Executive Court North, Fairfield, California (58,000 square feet); 324 Campus Lane, Suite C, Fairfield, California (15,000 square feet); 4460 Rosewood Drive, Pleasanton, California (108,000 square feet); 3801 South Collins Boulevard, Arlington, Texas (200,000 square feet); 4300 Centerview, San Antonio, Texas (73,000 square feet); 6500 Tracor Lane, Austin, Texas (66,000 square feet); 1440 Goodyear Drive, El Paso, Texas (126,0000 square feet); 2280 Corporate Circle, Henderson, Nevada (63,000 square feet); 53 and 54 Regional Drive, Concord, New Hampshire (28,000 square feet); 1531 Ormsby and 1600 Ormsby Road, Louisville, Kentucky 90,000 square feet); 10400 Linn Station Road, Louisville, Kentucky (33,000 square feet); and Crawley, England (42,000 square feet).

ITEM 3.  LEGAL PROCEEDINGS

    Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices, which were followed by investigations into the Company's sales and collections practices by the San Francisco District Attorney's Office and the Connecticut Attorney General's Office. In June 2000, the Company reached settlements with the San Francisco District Attorney, the California Attorney General and the Connecticut Attorney General, and PNB reached a settlement with the Office of the Comptroller of the Currency. Under these settlements, the Company and certain subsidiaries of the Company, including PNB, agreed to make certain changes to their business practices and to pay restitution to customers determined in accordance with the procedures in the settlement agreements. The total restitution payable in connection with these settlements is expected to be approximately $310 million. Substantially all the restitution payments were made in the fourth quarter of 2000. As part of the settlements, PNB stipulated to the issuance by the Comptroller of a Consent Order obligating PNB to make such changes and to pay the aforementioned restitution, and the Company and certain of its subsidiaries stipulated to the entry of a judgment and the issuance of a permanent injunction effecting the terms of the settlement. In addition, the Company agreed to pay $5.5 million in civil penalties to the City and County of San Francisco.

    Beginning in May 1999, a number of lawsuits were filed against the Company, and in some cases against certain of the Company's subsidiaries, by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed in August 1999 in California state court in San Francisco against the Company, PNB, and certain other subsidiaries of the Company, and sought unspecified damages, including actual and punitive damages, attorneys' fees and injunctive relief. The complaint alleged unfair and deceptive business practices, including failure to credit payments in a timely fashion, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. Similar actions filed in other California counties were transferred to San Francisco County and coordinated with the Consolidated Action. Several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, were also filed in federal court. The Federal Judicial Panel on Multidistrict Litigation transferred these actions (the "Multidistrict Action") to the Eastern District of Pennsylvania.

    On December 28, 2000, the Company reached an agreement to settle the Consolidated Action and the Multidistrict Action. The classwide settlement is subject to court approval. The Company estimates the total value of the settlement at approximately $105 million, including attorneys' fees and restitution in the form of cash and in-kind payments. The Company recorded net pre-tax charges of $272.6 million and $36.7 million during the second and fourth quarters of 2000 to non-interest expense on its consolidated statements of income in connection with the settlement agreements.

    Three other class actions are pending in state courts in San Mateo County, California, Cook County, Illinois, and Bullock County, Alabama. These actions were not consolidated with the Consolidated Action and are proceeding separately. A class consisting of a relatively small number of California customers has been certified in the San Mateo County, California action. No class has been certified in the Cook County, Illinois or Bullock County, Alabama actions. A motion to dismiss the Cook County, Illinois action has been granted with prejudice, and the plaintiff has filed an appeal. These other state actions also contain substantially the same allegations as those alleged in the Consolidated Action. Certain of the actions also allege unconscionable or improper terms and fees, disclosure violations, failure to honor customer requests and breach of promises to customers.

    A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, arises out of alleged unfair business practices similar to the ones at issue in the Multidistrict Action and the Consolidated Action and alleges, in general, that the Company and certain of its officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. In February 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania. In June and September 2000, amended consolidated class action complaints were filed. In October 2000, a motion to dismiss the amended consolidated class action complaint was filed on behalf of all defendants. A ruling on the motion to dismiss is pending.

    Two shareholder derivative actions were filed in June and July 2000 in California state court in San Francisco. In addition, a shareholder derivative lawsuit was filed in Delaware state court in December 2000. These actions seek redress against the members of the Company's board of directors and certain executive officers for breach of their fiduciary duties and for corporate waste arising out of their approval of, or failure to prevent, alleged unfair business practices similar to the ones at issue in the Multidistrict Action and the Consolidated Action, which allegedly resulted in liability, or potential liability, for restitution, penalties, and litigation costs. The Company has not yet filed a response to these actions.

    In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. The Company has not yet been served in this action.

    An informed assessment of the ultimate outcome or potential liability associated with the remaining pending lawsuits described above and other potential claims that could arise out of the Company's business practices is not feasible at this time. Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits or that similar proceedings will not be brought. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 113 of the registrant's Annual Report to stockholders for the year ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

    Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on page 68 of the registrant's Annual Report to stockholders for the year ended December 31, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 69 through 85 of the registrant's Annual Report to stockholders for the year ended December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Risk Management," on pages 84 and 85 of the registrant's Annual Report to stockholders for the year ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page 86; "Consolidated Statements of Income," on page 87; "Consolidated Statements of Changes in Shareholders' Equity," on pages 88 and 89; "Consolidated Statements of Cash Flows," on page 90; "Notes to Consolidated Financial Statements," on pages 91 through 111; "Report of Independent Auditors," on page 112; and "Quarterly Data," on page 113; of the registrant's Annual Report to stockholders for the year ended December 31, 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

    Information concerning executive officers of the Company may be found in Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation and Certain Transactions" and "Human Resources Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated by reference to the information under the captions "Related Transactions" and "Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages 86 through 112 of the registrant's Annual Report to stockholders for the year ended December 31, 2000, are incorporated by reference herein:

Page
Consolidated Statements of Financial Condition December 31, 2000 and 1999	86
Consolidated Statements of Income Years Ended December 31, 2000, 1999 and 1998	87
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2000, 1999 and 1998	88-89
Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999 and 1998	90
Notes to Consolidated Financial Statements	91-111
Report of Independent Auditors	112

(a)(2)  Financial Statement Schedules

    None.

(a)(3)  List and Index of Exhibits

    The following exhibits are incorporated by reference or filed herewith. References to the 1997 Form 10 are to the Company's Registration Statement on Form 10 effective April 18, 1997.

Exhibit Number	Description of Exhibit
2	Agreement and Plan of Distribution, dated as of December 28, 1996, between Providian Corporation and the Company (incorporated by reference to Exhibit 2.1 to the 1997 Form 10).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997), as amended by Certificate of Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
4.1	Rights Agreement, dated as of June 1, 1997, between the Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997), as amended by Amendment No. 1 to Rights Agreement dated February 17, 1999 (incorporated by reference to Exhibit 4 to the Company's report on Form 8-K filed on March 26, 1999).
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

4.3	Certificate of Trust of Providian Capital I, dated as of January 21, 1997 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
4.4	Amended and Restated Trust Agreement, dated as of February 4, 1997, among the Company, as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
4.5	Junior Subordinated Indenture, dated as of February 4, 1997, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
4.6	Guarantee Agreement, dated as of February 4, 1997, between the Company, as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
4.7.1	Senior Indenture, dated as of May 1, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.25 to the Company's Current Report on Form 8-K filed May 19, 1999).
4.7.2	First Supplemental Indenture, dated as of August 23, 2000, between the Company and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 23, 2000).
4.7.3	Form of the Company's 3.25% Convertible Senior Note due August 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 23, 2000).
4.7.4	Second Supplemental Indenture, dated as of February 15, 2001, between the Company and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2001).
4.7.5	Form of the Company's Zero Coupon Convertible Note due February 15, 2021 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 22, 2001).
4.8	Subordinated Indenture, dated as of May 1, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.26 to the Company's Current Report on Form 8-K filed May 19, 1999).
10.1*	Employment Agreement, dated as of March 27, 1997, between the Company and Shailesh J. Mehta (incorporated by reference to Exhibit 10.1 to the 1997 Form 10).
10.2*	Form of Change of Control Employment Agreement, as entered into between the Company and certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997), and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K).
10.3*	Providian Financial Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, File Number 333-28767); and Providian Financial Corporation 1997 Stock Option Plan UK Sub-Plan and First Amendment to Providian Financial Corporation 1997 Stock Option Plan (as amended and restated June 4, 1997), adopted May 11, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.4*	Providian Financial Corporation Stock Ownership Plan, as amended and restated June 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998) and Appendixes A and B to Providian Financial Corporation Stock Ownership Plan, as amended on October 21, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998); and Providian Financial Corporation Stock Ownership Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation Stock Ownership Plan (as amended and restated June 23, 1998), adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.5*	Providian Financial Corporation Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.6*	Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit 10.3 to the 1997 Form 10); and Providian Financial Corporation Amended and Restated 2000 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.7*	Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective April 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.8*	Providian Financial Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997); and Providian Financial Corporation 1997 Employee Stock Purchase Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Employee Stock Purchase Plan, adopted June 29, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.9*	Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.10	Tax Disaffiliation Agreement, dated as of June 10, 1997, between Providian Corporation and the Company (incorporated by reference to the form of such agreement filed as Exhibit 2.7 to the 1997 Form 10).
10.11	Credit Agreement, dated as of January 12, 1999, among Providian National Bank and Providian Bank, as Borrowers, Providian Financial Corporation, as Guarantor, the Lenders named therein, the Syndication Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.12	Distribution Agreement, dated as of February 20, 1998, between the Company and the Agents named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.13	Distribution Agreement, dated as of May 14, 1999, between the Company and the Agents named therein (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed May 19, 1999).

10.14	Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.15*	Consulting Agreement, dated as of November 1, 2000, between Providian Bancorp Services and James V. Elliott.
11	Computation of Earnings Per Share (included in Exhibit 13).
12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13	Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2000.
21	Subsidiaries of the Company.
23	Consent of independent auditors.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(b)
Reports on Form 8-K

    No report on Form 8-K has been filed during the last quarter of the year ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

PROVIDIAN FINANCIAL CORPORATION
Date: March 30, 2001	By:	/s/ SHAILESH J. MEHTA Shailesh J. Mehta Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHAILESH J. MEHTA Shailesh J. Mehta	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001
/s/ DAVID J. PETRINI David J. Petrini	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2001
/s/ DANIEL SANFORD Daniel Sanford	Senior Vice President and Controller (Principal Accounting Officer)	March 30, 2001
/s/ CHRISTINA L. DARWALL Christina L. Darwall	Director	March 30, 2001
/s/ JAMES V. ELLIOTT James V. Elliott	Director	March 30, 2001
/s/ LYLE EVERINGHAM Lyle Everingham	Director	March 30, 2001
/s/ J. DAVID GRISSOM J. David Grissom	Director	March 30, 2001

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 30, 2001
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 30, 2001
/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Director	March 30, 2001
/s/ LARRY D. THOMPSON Larry D. Thompson	Director	March 30, 2001
/s/ JOHN L. WEINBERG John L. Weinberg	Director	March 30, 2001

QuickLinks

PART I
ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES