Form 10-Q
period 2001-03-31
PROVIDIAN FINANCIAL CORP
filed 2001-05-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

1-12897
(Commission File Number)

PROVIDIAN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2933952
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Mission Street, San Francisco, California 94105
(Address of principal executive offices) (Zip Code)

(415) 543-0404
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, there were 285,473,063 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

March 31, 2001

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited):
		Condensed Consolidated Statements of Financial Condition	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Changes in Shareholders' Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	29
	Item 6.	Exhibits and Reports on Form 8-K	31
Signatures			32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition
Providian Financial Corporation and Subsidiaries

(dollars in thousands)	March 31 2001	December 31 2000
	(unaudited)
Assets
Cash and cash equivalents	$895,643	$446,705
Federal funds sold and securities purchased under resale agreements or similar arrangements	218,500	307,206
Investment securities:
Available-for-sale	3,103,758	1,885,474
Held-to-maturity	—	686,214
Loans receivable, less allowance for credit losses of $1,523,267 at March 31, 2001 and $1,445,638 at December 31, 2000	12,977,048	12,324,519
Premises and equipment, net	194,676	193,327
Interest receivable	145,655	158,633
Due from securitizations	1,184,848	971,939
Deferred taxes	674,412	679,782
Other assets	517,023	401,514

Total assets	$19,911,563	$18,055,313

Liabilities
Deposits:
Non interest-bearing	$82,191	$79,824
Interest-bearing	13,885,483	13,033,592

	13,967,674	13,113,416
Short-term borrowings	499,856	18,744
Long-term borrowings	1,411,558	1,024,163
Deferred fee revenue	599,379	661,646
Accrued expenses and other liabilities	1,114,978	1,094,104

Total liabilities	17,593,445	15,912,073
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (capital securities)	111,057	111,057
Shareholders' Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: March 31, 2001 — 286,215,960 shares; December 31, 2000 — 286,215,960 shares)	2,862	2,862
Retained earnings	2,227,936	2,014,205
Cumulative other comprehensive income	17,751	21,092
Common stock held in treasury — at cost (March 31, 2001 — 990,974 shares; December 31, 2000 — 304,530 shares)	(41,488)	(5,976)

Total shareholders' equity	2,207,061	2,032,183

Total liabilities and shareholders' equity	$19,911,563	$18,055,313

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)
Providian Financial Corporation and Subsidiaries

	Three months ended March 31,
(in thousands, except per share data)
	2001	2000
Interest Income
Loans	$673,990	$576,726
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,281	31,735
Other	38,297	19,438

Total interest income	720,568	627,899
Interest Expense
Deposits	205,467	185,887
Borrowings	19,582	18,771

Total interest expense	225,049	204,658

Net interest income	495,519	423,241
Provision for credit losses	419,499	361,213

Net interest income after provision for credit losses	76,020	62,028
Non-Interest Income
Servicing and securitizations	248,267	154,083
Credit product fee income	587,290	546,418
Other	49,700	27,039

	885,257	727,540
Non-Interest Expense
Salaries and employee benefits	182,796	174,980
Solicitation and advertising	153,628	112,122
Occupancy, furniture, and equipment	55,003	37,386
Data processing and communication	54,828	40,618
Other	137,164	133,965

	583,419	499,071

Income from operations before income taxes	377,858	290,497
Income tax expense	149,240	116,179

Income from operations	228,618	174,318
Cumulative effect of change in accounting principle	1,846	—

Net Income	$230,464	$174,318

Earnings per common share—basic	$0.81	$0.62

Earnings per common share—assuming dilution	$0.78	$0.60

Cash dividends paid per common share	$0.0300	$0.0250

Weighted average common shares outstanding—basic	284,794	283,280

Weighted average common shares outstanding—assuming dilution	298,042	290,500

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
Balance at December 31, 1999	$954	$—	$1,394,293	$(2,161)	$(60,610)	$1,332,476
Comprehensive income:
Net Income			174,318			174,318
Other comprehensive income:
Unrealized gain on securities net of income tax expense of $2,340				3,510		3,510
Foreign currency translation adjustments net of income tax benefit of $113				(170)		(170)

Other comprehensive income						3,340

Comprehensive income						177,658
Cash dividend: Common — $0.025 per share			(7,121)			(7,121)
Purchase of 62,970 common shares for treasury					(2,342)	(2,342)
Exercise of stock options and other awards		23,395	(29,139)		7,999	2,255
Issuance of restricted and unrestricted stock less forfeited shares		(8,701)			30,218	21,517
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,134		(18,383)				(18,383)
Net tax effect from employee stock plans		3,689				3,689

Balance at March 31, 2000	$954	$—	$1,532,351	$1,179	$(24,735)	$1,509,749

Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			230,464			230,464
Other comprehensive income:
Unrealized loss on securities net of income tax benefit of $2,502				(3,325)		(3,325)
Foreign currency translation adjustments net of income tax benefit of $47				(16)		(16)

Other comprehensive income						(3,341)

Comprehensive income						227,123
Cash dividend: Common — $0.03 per share			(8,570)			(8,570)
Purchase of 1,722,203 common shares for treasury		(599)			(72,820)	(73,419)
Exercise of stock options and other awards		(9,260)	(8,163)		28,998	11,575
Issuance of restricted and unrestricted stock less forfeited shares		5,386			8,310	13,696
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,576		(10,119)				(10,119)
Net tax effect from employee stock plans		14,592				14,592

Balance at March 31, 2001	$2,862	$—	$2,227,936	$17,751	$(41,488)	$2,207,061

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Providian Financial Corporation and Subsidiaries

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Operating Activities
Net Income	$230,464	$174,318
Less: Cumulative effect of change in accounting principle	(1,846)	—

Income from continuing operations	228,618	174,318
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	419,499	361,213
Depreciation and amortization of premises and equipment	29,874	11,489
Amortization of net loan acquisition costs	13,582	7,443
Amortization of deferred compensation related to restricted and unrestricted stock	3,576	3,134
Decrease in deferred fee revenue	(62,267)	(16,198)
Decrease (increase) in deferred income tax benefit	372	(56,775)
Decrease (increase) in interest receivable	12,978	(11,833)
Net increase in other assets	(133,716)	(27,081)
Net increase in accrued expenses and other liabilities	37,798	195,132

Net cash provided by operating activities	550,314	640,842
Investing Activities
Net cash used for loan originations and principal collections on loans receivable	(1,618,170)	(1,310,885)
Net increase in securitized loans	552,487	11,307
Increase in due from securitizations	(212,909)	(47,997)
Purchases of investment securities	(3,941,149)	(1,824,458)
Proceeds from maturities and sales of investment securities	3,410,863	21,341
Decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	88,706	65,572
Net purchases of premises and equipment	(31,223)	(33,298)

Net cash used by investing activities	(1,751,395)	(3,118,418)
Financing Activities
Net increase in deposits	851,926	2,583,707
Proceeds from issuance of term federal funds	343,000	330,000
Repayment of term federal funds	(255,000)	(230,009)
Increase (decrease) in other short-term borrowings	393,112	(9,999)
Proceeds from long-term borrowings	400,354	—
Repayment of long-term borrowings	(12,959)	(58,105)
Purchase of treasury stock	(73,419)	(2,342)
Dividends paid	(8,570)	(7,121)
Proceeds from exercise of stock options	11,575	2,255

Net cash provided by financing activities	1,650,019	2,608,386

Net Increase in Cash and Cash Equivalents	448,938	130,810
Cash and cash equivalents at beginning of period	446,705	182,915

Cash and cash equivalents at end of period	$895,643	$313,725

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2001 (unaudited)

Note 1.  Organization and Basis of Presentation

    Providian Financial Corporation (the "Company") is a Delaware corporation, with executive offices located in San Francisco, California. Through its subsidiaries, the Company provides consumer lending and deposit products in the United States, the United Kingdom, and Argentina. The Company's principal wholly owned subsidiaries are Providian National Bank ("PNB") and Providian Bank ("PB"). The Company markets consumer loans and deposits using distribution channels such as mail, telephone, television, and the Internet.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

Note 2.  Loans Receivable and Allowance for Credit Losses

    The following is a summary of the Company's loans receivable at March 31, 2001 and December 31, 2000:

(dollars in thousands)	March 31, 2001	December 31, 2000
Credit cards	$14,461,794	$13,734,789
Other loans	38,521	35,368
Allowance for credit losses	(1,523,267)	(1,445,638)

	$12,977,048	$12,324,519

    The activity in the allowance for credit losses for the three months ended March 31, 2001 and 2000 is as follows:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Balance at beginning of period	$1,445,638	$1,028,377
Provision for credit losses	419,499	361,213
Other	1,212	(11)
Credit losses	(375,117)	(255,082)
Recoveries	32,035	25,863

Balance at end of period	$1,523,267	$1,160,360

Note 3.  Earnings per Common Share

    The following table sets forth the computation of both the basic and assumed conversion methods of earnings per common share:

	Three months ended March 31,
(in thousands, except per share data)
	2001	2000
Basic
Income before accounting change	$228,618	$174,318
Cumulative effect of change in accounting principle, net of related taxes	1,846	—

Net income available to common stockholders	$230,464	$174,318

Weighted average common shares outstanding	284,794	283,280

Earnings per common share before effect of change in accounting principle	$0.80	$0.62

Earnings per common share after effect of change in accounting principle	$0.81	$0.62

Diluted
Income before change in accounting principle	$228,618	$174,318
Plus: Income impact of assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	1,979	—

Net income available before change in accounting principle with assumed conversions	230,597	174,318
Cumulative effect of change in accounting principle, net of related taxes	1,846	—

Net income available to common stockholders with assumed conversions	$232,443	$174,318

Weighted average common shares outstanding	284,794	283,280
Plus: Incremental shares from assumed conversions
Restricted stock issued — non vested	891	1,238
Employee stock options (1)	6,269	5,490
3.25% convertible senior notes	5,832	—
Forward purchase contracts	256	492

Dilutive potential common shares	13,248	7,220

Adjusted weighted average common shares	298,042	290,500

Earnings per common share before effect of change in accounting principle	$0.77	$0.60

Earnings per common share after effect of change in accounting principle	$0.78	$0.60

(1)
During the three months ended March 31, 2001, options to purchase 3.1 million shares of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

Note 4.  Accounting Policy for Derivative Financial Instruments

    Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge), or (4) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (an economic hedge).

    For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the condensed consolidated statements of income in "other non-interest income." The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in cumulative other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in cumulative other comprehensive income is recognized on the same line in the condensed consolidated statements of income as the hedged item. The effective portion of the change in the fair value of a derivative used as a net investment hedge of a foreign operation is recorded in the foreign currency translation adjustment account within shareholders' equity. The ineffective portion of the change in the fair value of a net investment hedge is recorded in "other non-interest income." For derivatives designated as economic hedges, changes in fair value are reported in current earnings in "other non-interest income."

    The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the condensed consolidated statements of financial condition at fair value in other assets and accrued expenses and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

    For the three months ended March 31, 2001, the Company's fair value and net investment hedge ineffectiveness was immaterial. None of the Company's hedges are currently designated as cash flow hedges.

Note 5.  Recently Issued Accounting Pronouncement

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and required certain additional disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements were required for financial statements for fiscal years ending after December 15, 2000 and were adopted by the Company in the financial statements contained in its 2000 Annual Report to stockholders. Implementation of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

Note 6.  Convertible Notes

    In February 2001, the Company issued $884.0 million principal amount at maturity of zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain events. The notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company may pay cash rather than deliver shares of its common stock upon conversion under certain circumstances based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes.

Note 7.  Cumulative Effect of Change in Accounting Principle—Derivative Instruments

    As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported in the statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon the adoption of the standard to recognize its derivatives at fair value and to recognize the difference (attributable to hedged risks) between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment was to increase reported income for the quarter by $1.8 million, net of related taxes.

Note 8.  Shareholders' Equity

    The Company is party to several agreements in which it has contracted to purchase shares of its common stock on a forward basis. At the Company's election, the agreements may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is greater than the forward purchase price, the Company will receive the net differential. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the Company will settle the agreed-upon premium amount due to the counterparty. As of March 31, 2001, the agreements covered 2,405,094 shares of the Company's common stock at a weighted average forward price of $57.96 per share. The agreements have terms of one year but may be settled earlier at the Company's option. If the agreements had been settled on a net share basis at the March 31, 2001 market price of the Company's common stock ($49.05 per share), the Company would have delivered approximately 437,038 shares of its common stock to the counterparties. During the three months ended March 31, 2001, settlements from forward purchase agreements resulted in the Company receiving 1,584,304 shares of its common stock and paying premiums of $0.6 million, which were recorded as adjustments to additional paid-in capital.

    The computation of basic and diluted earnings per share for the quarter ended March 31, 2000 have been retroactively adjusted to include the effect of the Company's stock split in the fourth quarter of 2000.

Note 9.  Cumulative Other Comprehensive Income

    The components of cumulative other comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 1999	$(2,207)	$46	$(2,161)
Other comprehensive income	5,850	(283)	5,567
Tax benefit (expense)	(2,340)	113	(2,227)

Balance at March 31, 2000	$1,303	$(124)	$1,179

Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(5,827)	(63)	(5,890)
Tax benefit (expense)	2,502	47	2,549

Balance at March 31, 2001	$18,188	$(437)	$17,751

Note 10.  Segment Information

    The Company derives its income primarily from credit card finance charges, various credit card fees, cardholder service product sales, and servicing fees and excess servicing on securitized credit card loans. After the sale of the home loan business in 2000, the Company reorganized its reporting segments to include the former Emerging Businesses segment and the Other segment in one aggregated Credit Card segment. Prior periods have been restated to reflect the change in segment reporting.

    The Company analyzes its financial performance on a managed basis. Segment information is presented below on the Company's managed loan portfolios:

(dollars in thousands)	Total Managed	Securitization Adjustment	Total Reported
March 31, 2001
Interest income	$1,318,400	$(597,832)	$720,568
Interest expense	429,148	(204,099)	225,049

Net interest income	889,252	(393,733)	495,519
Provision for credit losses	722,672	(303,173)	419,499

Net interest income after provision for credit losses	166,580	(90,560)	76,020
Non-interest income	794,697	90,560	885,257
Non-interest expense	583,419	—	583,419

Income before income taxes	377,858	—	377,858
Income tax expense	149,240	—	149,240
Cumulative effect of change in accounting principle	1,846	—	1,846

Net Income	$230,464	$—	$230,464

Ending loans outstanding	$28,405,460	$(13,905,145)	$14,500,315

Total assets	$33,219,120	$(13,307,557)	$19,911,563

March 31, 2000
Interest income	$1,019,294	$(391,395)	$627,899
Interest expense	358,990	(154,332)	204,658

Net interest income	660,304	(237,063)	423,241
Provision for credit losses	519,261	(158,048)	361,213

Net interest income after provision for credit losses	141,043	(79,015)	62,028
Non-interest income	648,525	79,015	727,540
Non-interest expense	499,071	—	499,071

Income before income taxes	290,497	—	290,497
Income tax expense	116,179	—	116,179

Net Income	$174,318	$—	$174,318

Ending loans outstanding	$22,108,547	$(9,427,700)	$12,680,847

Total assets	$27,022,630	$(9,713,641)	$17,308,989

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    The Company is a leading provider of consumer lending and deposit products offered primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to consumers in the United States, the United Kingdom, and Argentina. The Company's market focus is to seek out profitable consumer segments and develop products and services to meet their needs while applying its risk adjusted return approach to market segmentation and product pricing. This approach allows the Company to offer a variety of products with a range of yields based on the level of risk undertaken. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit usage, credit quality (delinquencies and credit losses), solicitation and marketing expenses, and account servicing efficiency.

Forward-Looking Information

    Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions, operations, legal proceedings, and the ability to attract and retain key personnel. These and other risks and uncertainties are described in detail in the Company's 2000 Annual Report on Form 10-K under the heading "Cautionary Statements." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

    Net income for the three months ended March 31, 2001 was $230.5 million, an increase of 32% over net income of $174.3 million for the three months ended March 31, 2000. The key drivers of this first quarter performance were growth in outstanding loan balances and customer accounts combined with improved customer retention.

    As of March 31, 2001, managed loans were $28.41 billion, an increase of $1.28 billion, or 4.73%, over the balance at December 31, 2000. This growth in managed loans was achieved through increases in the Company's loan originations, improved customer retention, and increased purchase activity by existing customers, which was facilitated by the Company's ability to offer proven customers enhanced products and higher credit lines. Managed accounts grew by 0.8 million during the first quarter as a result of various marketing campaigns and customer satisfaction programs.

    For the three months ended March 31, 2001, managed net interest income increased 35% to $889.3 million, compared to $660.3 million for the first quarter of 2000. The Company's managed net interest margin on loans increased to 12.77% for the first quarter of 2001, compared to 12.19% for the same period in 2000. For the first quarter of 2001, the managed net credit loss rate was 9.34%, compared to 8.48% and 7.18% for the fourth and first quarters of 2000. This increase was consistent with the Company's expectations and reflects account seasoning within the managed portfolio and the change in loan mix to a larger concentration of higher yielding portfolios that experience credit loss rates above those of the Company's lower yielding portfolios. The 30+ day managed delinquency rate as of March 31, 2001 increased to 7.64% from 7.52% as of December 31, 2000. Account seasoning, increased bankruptcy filings, and general economic conditions are expected to result in an increase in the Company's managed net credit loss rate during the second quarter of 2001. The contribution to managed revenue from non-interest income for the first quarter of 2001 increased 23% over the same period in 2000 to $794.7 million, due to increased revenue from credit product fees and servicing and securitization income. Year over year, managed non-interest expense increased $84.4 million to $583.4 million in the first quarter of 2001. The increase in non-interest expense reflects the Company's continued investments in marketing initiatives and its customer service infrastructure.

    The Company's return on managed assets was 2.93% for the first quarter of 2001, up from 2.71% for the same period in 2000. This increase is primarily the result of the Company's strategic exit from the lower yielding home loan market while increasing balance sheet liquidity by increasing its investment security portfolio. The return on equity of 43.52% for the first quarter of 2001 was down from 48.90% for the same period in 2000.

Managed Consumer Loan Portfolio And The Impact Of Securitization

    The Company securitizes consumer loans in order to diversify funding sources and to obtain an efficient all-in cost of funds. For additional discussion of the Company's securitization activities, see "—Funding and Liquidity." Securitized loans sold to investors are not considered assets of the Company and therefore are not shown on the Company's statements of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed basis. To perform this analysis, the Company uses an adjusted income statement and statement of financial condition, which add back the effect of securitizations.

    Financial Statement Impact.  The Company's securitizations are treated as sales under GAAP. The Company receives the proceeds of the sale and the securitized loans are removed from the Company's consolidated statements of financial condition. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive collections allocated to such subordinated interest after payment to senior investors. Such retained interests are recorded at fair value and are included in due from securitizations on the Company's consolidated statements of financial condition. At the time it enters into a securitization, the Company recognizes an "interest-only strip receivable" asset, which is the present value of the projected excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the excess of the finance charge and fee revenue generated by the securitized loans over the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses.

    During the revolving period of a securitization, no principal payments are made to the investors. Instead, monthly principal payments received on the loans are used to purchase replacement loans receivable from the Company, and the Company recognizes additional interest-only strips receivable. Revenue resulting from excess servicing income is recognized each month, first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest-only strip receivable, as servicing and securitization income.

    When loans are securitized, the Company retains a "seller's interest" generally equal to the total amount of the pool of assets included in the securitization less the sum of the investors' portion of those assets and the subordinated interests retained by the Company. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. The seller's interest is classified on the Company's consolidated statements of financial condition as loans receivable at par with an associated allowance for credit losses. Periodically, the Company may transfer new loans into a securitized pool in order to maintain the seller's interest above an agreed-upon minimum.

    The Company continues to service the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets have not been recognized in connection with the Company's securitizations.

    The effect of securitization accounting on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. For the three months ended March 31, 2001 and 2000, securitization accounting had the effect of reducing net interest income by $393.7 million and $237.0 million; reducing the provision for credit losses by $303.2 million and $158.0 million; and increasing non-interest income by $90.5 million and $79.0 million. Because credit losses on the securitized loans are reflected as a reduction in servicing and securitization income rather than a reduction of the allowance for credit losses, the Company's provision for credit losses is lower than if such loans had not been securitized.

    The following table summarizes the Company's managed loan portfolio:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Period-End Balances
Reported consumer loans	$14,500,315	$12,680,847
Securitized consumer loans	13,905,145	9,427,700

Total managed consumer loan portfolio	$28,405,460	$22,108,547

Average Balances
Reported consumer loans	$14,262,271	$12,196,433
Securitized consumer loans	13,425,071	9,383,946

Total average managed consumer loan portfolio	$27,687,342	$21,580,379

Operating Data and Ratios
Reported:
Average earning assets	$17,227,946	$15,621,788
Return on average assets	4.94%	4.24%
Net interest margin (1)	11.50%	10.84%
Managed:
Average earning assets	$30,653,017	$25,005,734
Return on average assets	2.93%	2.71%
Net interest margin (1)	11.60%	10.56%

(1)
Net interest margin is net interest income divided by average earning assets.

    Cash Flow Impact.  When loans are securitized, the Company receives cash proceeds from investors net of transaction fees and expenses. The Company uses these proceeds to reduce alternative funding liabilities, invest in short-term liquid investments, and for other general corporate purposes. The investors' share of finance charge and fee revenue generated by the securitized loans is distributed each month to pay interest to investors, related credit losses, servicing fees, credit enhancement costs, and other transaction expenses. Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to the Company. During the revolving period of a securitization, the Company retains the investors' share of monthly principal collections, net of credit losses, which is used to purchase additional loans receivable for transfer into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a specified amount each month) is either distributed each month to the investors or held in an account for accumulation and later distribution to the investors.

Risk Adjusted Revenue And Return

    One measure of product profitability that incorporates revenue and the most significant costs inherent in consumer loan risk analysis is risk adjusted revenue, which is net interest income on loans plus non-interest income less net credit losses. The Company uses risk adjusted revenue as a measure of loan portfolio profitability, consistent with its goal of matching the revenue base of customer accounts with the risks undertaken. Risk adjusted revenue may also be expressed as a percentage of average consumer loans, in which case it is referred to as risk adjusted return.

    Managed risk adjusted revenue and return for the three months ended March 31, 2001 were $1.03 billion and 14.91%, compared to $918.7 million and 17.03% for the same period in 2000. The decrease in managed risk adjusted return was primarily due to an increase in the managed net credit loss rate.

    The components of risk adjusted revenue are discussed in more detail in subsequent sections of this Management's Discussion and Analysis.

Net Interest Income And Margin

    Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings. Managed net interest income also includes interest earned from securitized loans less interest paid to securitization investors.

    Managed net interest income for the three months ended March 31, 2001 was $889.3 million, compared to $660.3 million for the same period in 2000, representing an increase of $229.0 million, or 35%. Managed net interest margin on average managed earning assets increased to 11.60% for the three months ended March 31, 2001, from 10.56% during the first quarter of 2000. Also increasing was managed net interest margin on average managed loans, which was 12.77% for the three months ended March 31, 2001, up from 12.19% for the same period in 2000. The increase in managed net interest income resulted from an increase of $8.12 billion in average managed credit card loans and higher finance charge yields. The higher finance charge yields resulted from a change in the credit card loan portfolio mix and the divestiture of our lower yielding home loan portfolio. The increase in the managed net interest margin on average managed earning assets of more than 1% year over year occurred despite increased investment in more liquid investment securities, which realize lower yields.

Statement Of Average Balances, Income And Expense, Yields And Rates

    The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2001 and 2000 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended March 31,
	2001			2000
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$14,262,271	$673,990	18.90%	$12,196,433	$576,726	18.91%
Interest-earning cash	175,738	2,375	5.40%	127,871	1,809	5.66%
Federal funds sold	603,758	8,281	5.49%	2,192,817	31,735	5.79%
Investment securities	2,186,179	35,922	6.57%	1,104,667	17,629	6.38%

Total interest-earning assets	17,227,946	$720,568	16.73%	15,621,788	$627,899	16.08%
Allowance for loan losses	(1,504,148)			(1,101,701)
Other assets	2,919,467			1,921,220

Total assets	$18,643,265			$16,441,307

Liabilities and Equity
Interest-bearing liabilities
Deposits	$13,207,051	205,467	6.22%	$12,337,384	185,887	6.03%
Borrowings	1,484,671	19,582	5.28%	1,155,204	18,771	6.50%

Total interest-bearing liabilities	14,691,722	$225,049	6.13%	13,492,588	$204,658	6.07%
Other liabilities	1,722,255			1,362,668

Total liabilities	16,413,977			14,855,256
Capital securities	111,057			160,000
Equity	2,118,231			1,426,051

Total liabilities and equity	$18,643,265			$16,441,307

Net Interest Spread			10.60%			10.01%

Interest income to average interest-earning assets			16.73%			16.08%
Interest expense to average interest-earning assets			5.23%			5.24%

Net interest margin			11.50%			10.84%

Interest Volume And Rate Variance Analysis

    Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. Net interest income is also affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of the increase (decrease) in reported interest income and expense resulting from changes in volume and rates:

	Three months ended March 31, 2001 vs. 2000
		Change due to (1)
(dollars in thousands)	Increase (Decrease)
		Volume	Rate
Interest Income
Consumer loans	$97,264	$97,569	$(305)
Federal funds sold	(23,454)	(21,889)	(1,565)
Other securities	18,859	18,405	454

Total interest income	92,669	94,085	(1,416)
Interest Expense
Deposits	19,580	13,531	6,049
Borrowings	811	4,739	(3,928)

Total interest expense	20,391	18,270	2,121

Net interest income	$72,278	$75,815	$(3,537)

(1)
The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

    Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 55% of gross reported revenues for the three months ended March 31, 2001. Total non-interest income increased 21.7%, or $157.8 million, to $885.3 million for the three months ended March 31, 2001, compared to $727.5 million for the same period in 2000. This increase was attributable to increased credit product fee income and higher average securitized loan balances.

    Servicing and Securitization Income.  Servicing and securitization income relates directly to securitized loans. It includes a servicing fee, which generally offsets the Company's cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see "—Managed Consumer Loan Portfolio and the Impact of Securitization").

    The Company has issued more than $20 billion in public and private asset-backed securities since 1989 and has increased the amount of receivables securitized as the amount of total managed loans has increased. As of March 31, 2001, securitizations outstanding provided $13.31 billion in funding, representing 42% of total managed funding, compared with $12.81 billion, or 45%, as of December 31, 2000 and $9.71 billion, or 38%, as of March 31, 2000. As market conditions warrant, securitization as a component of total managed funding may increase or decrease in the future. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth in "—Funding and Liquidity."

    Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for loan losses and servicing expense, it will vary based upon the same factors that affect those items. Thus, changes in net credit losses (see "—Asset Quality, Net Credit Losses") and changes in interest rates (to the extent that the finance charges on the receivables or the interest payable to investors are based upon floating rates) will cause excess servicing income to vary (see "—Asset/Liability Risk Management").

    For the three months ended March 31, 2001, servicing and securitization income increased $94.2 million from the same period in the prior year, to $248.3 million. This increase resulted from higher average securitized loans outstanding and an increase of approximately $20 million in the market value of retained interests in securitizations.

    Credit Product Fee Income.  Credit product fee income includes interchange income, annual membership income, cash advance and processing fees, and other revenue arising primarily from cross-marketing of cardholder service products. In addition, credit product fee income includes loan performance fees, such as late, overlimit, and returned check charges.

    For the three months ended March 31, 2001 and 2000, credit product fee income was $587.3 million and $546.4 million. The Company expects continued moderation in the growth rate of credit product fee income as the Company focuses on increasing the proportion of higher credit quality loans, which have fewer up-front and annual fees, in its managed portfolio. For the three months ended March 31, 2001 and 2000, loan performance fees totaled $189.8 million and $106.6 million. Growth in new customers, improved retention of existing customers, and rising account activity contributed to the increase in credit product fee income. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitization income.

Non-Interest Expense

    Non-interest expense includes salaries and employee benefits; loan solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote the Company's products. In accordance with GAAP, the loan origination costs capitalized by the Company are the direct nonsolicitation costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. In the three months ended March 31, 2001 and 2000, the Company amortized loan origination costs of $13.6 million and $7.4 million. For the three months ended March 31, 2001 and 2000, total loan solicitation and advertising costs, including amortized loan origination costs, were $153.6 million and $112.1 million. This increase in loan solicitation costs reflects new marketing initiatives, including television and Internet advertising campaigns.

    Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three months ended March 31, 2001 and 2000:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Non-Interest Expense
Salaries and employee benefits	$182,796	$174,980
Solicitation and advertising	153,628	112,122
Occupancy, furniture, and equipment	55,003	37,386
Data processing and communication	54,828	40,618
Other	137,164	133,965

Total	$583,419	$499,071

Income Taxes

    The Company recognized income tax expense of $149.2 million and $116.2 million for the three months ended March 31, 2001 and 2000. The Company's effective tax rate was 39.5% and 40.0% for the three months ended March 31, 2001 and 2000. The decrease in the Company's effective tax rate was primarily the result of diversification of operations into states with varied tax rates.

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

    The level of credit losses directly affects earnings when reserves are established through recognition of provisions for credit losses. Provisions for credit losses generally depend on historical levels of credit losses and current trends. As new portfolios of consumer loans are originated or acquired, management uses historical credit loss and delinquency analysis of similar, more seasoned loan portfolios and certain qualitative factors to establish an allowance for credit losses inherent in the existing portfolio (see "—Allowance and Provision for Credit Losses"). As actual net credit losses are experienced, the previously established reserve is used to absorb the credit losses. The Company also adjusts the allowance for credit losses to reflect the sale of securitized loans and the removal of the related net loan value from the consolidated statements of financial condition.

    The Company's policy is to recognize principal credit losses on all delinquent unsecured loans (including the unsecured portion of any partially secured credit card loans) no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Accounts of bankrupt credit card customers are charged off after notification of bankruptcy. Accounts of deceased credit card customers are charged off upon determination of uncollectibility, but in no case later than 180 days after such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge and fee income, if any, is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, the Company continues collection activity to the extent legally permissible. Any collections on previously charged off loans are recognized as recoveries.

    Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date. Total 30+ day delinquencies on managed loans were 7.64% as of March 31, 2001, compared to 7.52% as of December 31, 2000 and 5.72% as of March 31, 2000. This increase reflects the overall change in the loan portfolio composition, including the sale of home loans, and growth and seasoning of the Company's higher yielding portfolios.

    The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of March 31, 2001 and 2000:

	March 31,
	2001		2000
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1)	$14,493,969	100.00%	$12,680,847	100.00%
Loans delinquent
30 — 59 days	$373,850	2.58%	$248,800	1.96%
60 — 89 days	293,558	2.02%	203,678	1.61%
90 or more days	619,825	4.28%	440,397	3.47%

Total	$1,287,233	8.88%	$892,875	7.04%

Managed
Loans outstanding(1)	$28,399,114	100.00%	$22,108,547	100.00%
Loans delinquent
30 — 59 days	$641,964	2.26%	$375,875	1.70%
60 — 89 days	487,596	1.72%	288,082	1.30%
90 or more days	1,041,053	3.66%	601,185	2.72%

Total	$2,170,613	7.64%	$1,265,142	5.72%

(1)
2001 loans outstanding exclude SFAS No. 133 market value adjustments of $6.3 million.

    Net Credit Losses.  Net credit losses for consumer loans represent the principal amount of losses from customers who have not paid their existing loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries. The principal amounts of such losses include cash advances, purchases, and certain financed cardholder service product sales, and exclude accrued finance charge income, fee income, and fraud losses.

    The managed net credit loss rate was 9.34% for the three months ended March 31, 2001 and 7.18% for the same period in 2000. The increased managed net credit loss rate, which was partially offset by higher net interest margins, reflects the overall change in the loan portfolio composition, including the sale of home loans, and the growth and seasoning of the Company's higher yielding portfolios. The continued seasoning of the Company's higher yielding portfolios, increases in bankruptcy filings, and general economic conditions are expected to result in an increase in the managed net credit loss rate in the second quarter of 2001. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's risk adjusted return approach.

    The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Reported
Average loans outstanding	$14,262,271	$12,196,433
Net credit losses	$343,082	$229,219
Net credit losses as a percentage of average loans outstanding	9.62%	7.52%
Managed
Average loans outstanding	$27,687,342	$21,580,379
Net credit losses	$646,255	$387,267
Net credit losses as a percentage of average loans outstanding	9.34%	7.18%

    Allowance and Provision for Credit Losses.  The Company maintains its allowance for credit losses at a level estimated to be adequate to absorb future credit losses, net of recoveries, inherent in the existing reported loan portfolio. The allowance for credit losses is maintained for reported loans only (see "—Managed Consumer Loan Portfolio and the Impact of Securitization"). Accordingly, the entire allowance is allocated to designated portfolios or pools of the Company's reported loans.

    As part of the quantitative evaluation of the allowance for credit losses, the Company segregates loans by portfolio type. These include portfolios of various types of credit card products and acquired loan portfolios. The quantitative factors the Company uses to establish portfolio-level reserves are historical delinquencies, historical credit loss rates, level of security (if applicable), customer characteristics, and other factors. Loan portfolios are grouped into homogenous pools, and certain qualitative factors, consistent with applicable bank regulatory guidelines, are applied to each pool and portfolio to further evaluate the adequacy of the allowance for that pool or portfolio. These qualitative factors include general economic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures. The Company compares actual credit loss performance against estimated credit losses, and may modify its loan loss allowance evaluation model accordingly.

    The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Balance at beginning of period	$1,445,638	$1,028,377
Provision for credit losses	419,499	361,213
Other	1,212	(11)
Credit losses	(375,117)	(255,082)
Recoveries	32,035	25,863

Balance at end of period	$1,523,267	$1,160,360

Allowance for credit losses to loans at period-end	10.51%	9.15%

Reported Loan Balance(1)	$14,493,969	$12,680,847

(1)
The 2001 reported loan balance excludes SFAS No. 133 market value adjustments of $6.3 million.

    The allowance for credit losses increased to $1.52 billion, or 10.51% of reported loans, as of March 31, 2001, from $1.45 billion, or 10.50% of reported loans, as of December 31, 2000 and $1.16 billion, or 9.15% of reported loans, as of March 31, 2000. This increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses (see "—Risk Adjusted Return and Revenue").

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

    Funding Sources and Maturities.  The Company seeks to fund its assets by diversifying its distribution channels and offering a variety of funding products. Among the products offered are retail and institutional deposits, money market accounts, public and private asset-backed securities, term federal funds, and bank notes. Distribution channels include direct phone and mail, brokerage and investment banking relationships, and the Internet.

    The Company offers maturity terms for its funding products that range from one week to 30 years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuances in the securitization and capital markets. Maturities are managed by the types of funding sources available and by the rates offered on different products. The Company seeks to maintain a balanced distribution of maturities, avoiding undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections to ensure that liquidity levels are adequate to support maturities.

    The following table summarizes the contractual maturities of deposits:

	March 31, 2001			December 31, 2000
(dollars in thousands)	Direct Deposits	Other Deposits	Total Deposits	Direct Deposits	Other Deposits	Total Deposits
Three months or less	$841,035	$409,093	$1,250,128	$696,492	$1,101,455	$1,797,947
Over three months through twelve months	2,301,301	2,897,753	5,199,054	2,290,179	2,178,797	4,468,976
Over one year through five years	1,818,046	4,141,980	5,960,026	1,873,852	3,380,364	5,254,216
Over five years	—	564,718	564,718	—	662,313	662,313
Deposits without contractual maturity	956,145	37,603	993,748	889,209	40,755	929,964

Total Deposits	$5,916,527	$8,051,147	$13,967,674	$5,749,732	$7,363,684	$13,113,416

    Deposits increased to $13.97 billion as of March 31, 2001 from $13.11 billion as of December 31, 2000. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

    The Company securitizes loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. The securitizations are diversified across the public and private securitization markets and across maturity terms. Pools of securitized loans provide cash flow for securities sold to investors under legal structures that generally provide for an interest-only (revolving) period and a principal repayment (amortization or accumulation) period. During the amortization or accumulation period, payments on the securitized loans are distributed or accumulated for payment to the securitization investors, and the portion of the securitized pool of assets reported on the Company's statement of financial condition will generally increase as a result of such distribution or accumulation.

    Private securitizations may utilize commercial paper based conduit facilities and other variable funding programs to securitize loans. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit facilities and variable funding programs totaled $3.86 billion and $3.08 billion as of March 31, 2001 and 2000. During the first three months of 2001, the Company completed one term securitization totaling $552.5 million.

    The Company's term securitizations are expected to amortize over the periods indicated below, based on outstanding securitized loans as of March 31, 2001:

Year	Amount Amortizing (dollars in millions)
2001	$904
2002	2,139
2003	3,097
2004	2,528
2005	1,411
2006	117

    The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace the funding reflected in the above amortization schedule, but no assurances can be given to that effect.

    The Company, through one of its banking subsidiaries, maintains a program for the issuance of senior and subordinated debt. Under this program, the Company from time to time may issue fixed or variable rate debt with maturities ranging from seven days to 15 years.

    The following table shows the Company's unsecured funding availability and outstandings as of March 31, 2001:

	March 31, 2001
(in thousands)	Effective/ Issue Date	Availability(1)	Outstanding	Final Maturity
Senior and subordinated bank note program(2),(3)	2/98	$2,983,000	$608,703	2/13
Short-term credit facilities (four 364-day facilities)	Various	250,000	—	Various
Short-term U.K. credit facility (364-day facility(4)	4/00	28,434	7,109	4/01
Revolving credit facility	1/99	750,000	—	1/03
Providian Financial shelf registration	6/98	1,197,145	802,855	Various
Capital Securities	2/97	—	111,057	2/27

(1)
Short-term bank notes issued under the bank note program and short-term and long-term credit facilities are revolving funding sources. Funding availability is subject to market conditions and contractual provisions.
(2)
Includes availability to issue up to $500 million of subordinated bank notes, none outstanding as of March 31, 2001.
(3)
Bank notes currently outstanding under the bank note program are medium-term senior bank notes.
(4)
£25 million sterling facility in dollars using exchange rate as of March 31, 2001.

    In February 2001, the Company issued $884.0 million principal amount at maturity of its zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The

Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain tax events. The convertible notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company may pay cash rather than deliver shares of its common stock upon conversion under certain circumstances based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes.

    The Company's strategy of opportunistic acquisitions may from time to time require funding. Potential sources of funding for such acquisitions include the following: cash flow from operations; sale of investment securities; repurchase agreements; borrowings under revolving credit facilities; asset securitizations; and issuance of publicly offered or privately placed debt or equity securities. There can be no certainty, however, that funding for future acquisitions will be available on terms favorable to the Company.

    The primary source of funds for payment of dividends on the Company's common stock is dividends received from its banking subsidiaries. The amount of dividends that a banking subsidiary may declare without pre-approval from its primary regulators is generally limited to the sum of its net income for the current year and its retained net income for the previous two years, less any dividends declared during the related three-year measurement period. In addition, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the Company's ability to pay dividends on its common stock depends on the future net income and capital requirements of its banking subsidiaries.

    Investments.  The Company maintains cash reserves to provide short-term liquidity. Additional liquidity is provided by the Company's interest-earning deposits with other banks, federal funds sold, securities purchased under resale agreements and similar arrangements, and other cash equivalents. The Company also maintains a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities increased to $3.10 billion as of March 31, 2001 from $2.57 billion as of December 31, 2000. Federal funds sold and securities purchased under resale agreements or similar arrangements decreased to $218.5 million as of March 31, 2001 from $307.2 million as of December 31, 2000.

    Credit Facilities.  The Company has additional backup liquidity in the form of a $750 million unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the payment, when due, of the borrowers' obligations under this credit facility. During the first quarter of 2001, there were no borrowings under this credit facility. The Company is also a party to four separate 364-day committed lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit during the first three months of 2001.

    The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day committed line of credit in the amount of £25 million ($35.5 million equivalent based on the exchange rate at March 31, 2001), under which short-term borrowings are available for general corporate purposes. The Company guarantees the payment, when due, of the borrower's obligations under the sterling facility.

    As of March 31, 2001, the Company had guaranteed the payment, when due, of $33.9 million of borrowings by Providian Financial S.A., the Company's Argentine subsidiary.

    The Company follows a contingency funding plan that defines tests for management to monitor the Company's liquidity position and prescribes management's actions in response to various circumstances.

Capital Adequacy

    Each of the Company's banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is "well capitalized" or "adequately capitalized" as set forth below:

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	> 10%	> 8% < 10%
Tier 1	Tier 1/Total risk-based assets	> 6%	> 4% < 6%
Leverage	Tier 1/Adjusted average assets	> 5%	> 4% < 5%

    At March 31, 2001, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	10.65%	15.29%
Tier 1	9.30%	13.97%
Leverage	12.84%	7.20%

    The capital requirements and classifications of the Company's banking subsidiaries are also subject to qualitative judgments by their regulators with respect to components, risk weighting, and other factors. In accordance with the banking regulators' risk-based capital standards, risk-based capital must be maintained for assets transferred with recourse in an amount no greater than the maximum amount of recourse for which a regulated entity is contractually liable under the recourse agreement. This rule, known as the low-level recourse rule, applies to transactions accounted for as sales under GAAP in which a bank contractually limits its risk of loss or recourse exposure to less than the full effective minimum risk-based capital requirement for the assets transferred. Low-level recourse transactions arise when a bank securitizes assets and uses contractual cash flows, retained subordinated interests, or other assets as credit enhancements. The Company's banking subsidiaries are required to hold risk-based capital equivalent to the maximum recourse exposure on the assets transferred, not to exceed the amount of risk-based capital that would be required if the low-level recourse rule did not apply.

Asset/Liability Risk Management

    The Company's assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). As a result, the Company's earnings are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature, reprice, prepay or withdraw in a specific period.

    The Company's receivables generally have a fixed yield or float at a spread above the prime rate. While the Company's fixed rate credit card receivables have no stated maturity or repricing period, the Company generally may adjust the rate charged after providing notice to the customer in accordance with applicable laws. Interest rates on the Company's liabilities are generally indexed to LIBOR or bear a fixed rate until maturity. This asset/liability structure exposes the Company to two types of interest rate risk: (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows; and (b) basis risk, which arises from changing spread relationships between yield curves and indexes.

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

    The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at March 31, 2001 and takes into consideration the Company's current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)
	NII(2)	MVPE(3)
+200	(2.8)%	(9.7)%
Flat	0%	0%
-200	2.9%	10.7%

(1)
The information shown is presented on a consolidated, managed asset/liability basis, giving effect to securitizations and related funding.

(2)
The percentage change in this column represents NII for twelve months in a stable interest rate environment versus the NII in the specified rate scenarios.

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

    As part of its interest rate risk measurement process, the Company must estimate how its customers and competitors will respond to changes in market interest rates. In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. Therefore, the table above should be viewed as the Company's estimate of the general effect of broad and sustained interest rate movements on the Company's net income and portfolio value.

    The Company generally seeks to mitigate earnings volatility associated with interest rate movement by matching the repricing characteristics of reported and managed assets and liabilities. When matching the repricing characteristics of reported and managed assets and liabilities is not possible or efficient, the Company uses derivative financial instruments, including interest rate swap and cap agreements, to reduce interest rate risk.

    Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Company's foreign currency exchange rate risk is primarily limited to the unhedged portion of the Company's net investment in its foreign subsidiaries and branches. The Company uses foreign exchange forward contracts to reduce its exposure to foreign currency exchange rate risk. As of March 31, 2001, the Company's foreign currency exposure included British pounds sterling and Argentine pesos, and the risk was substantially hedged. As the Company's foreign operations grow, the Company's exposure to foreign exchange risk is also likely to grow.

    The Company does not trade or invest in derivatives or use derivatives to speculate on interest rates. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

	Three months ended March 31,
(dollars in thousands)
	2001	2000
Interest Rate Swap Agreements
Beginning balance	$1,375,476	$1,050,476
Additions	1,017,500	100,000
Maturities	225,000	—

Ending balance	$2,167,976	$1,150,476

Interest Rate Cap Agreements
Beginning balance	$638,625	$644,878
Additions	84,678	96,750
Maturities	86,573	98,701

Ending balance	$636,730	$642,927

    Notional amounts of interest rate swaps outstanding have increased to offset, in part, the growth of fixed rate deposits. As market conditions or the Company's asset/liability mix change, the Company may increase or decrease the notional amount of interest rate swaps and caps outstanding in order to manage the Company's interest rate risk profile.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    Beginning in May 1999, the Company was the subject of media coverage concerning complaints made by some customers of the Company's banking subsidiaries regarding certain sales and collections practices, which were followed by investigations into the Company's sales and collections practices by the San Francisco District Attorney's Office and the Connecticut Attorney General's Office. In June 2000, the Company reached settlements with the San Francisco District Attorney, the California Attorney General and the Connecticut Attorney General, and PNB reached a settlement with the Office of the Comptroller of the Currency. Under these settlements, the Company and certain subsidiaries of the Company, including PNB, agreed to make certain changes to their business practices and to pay restitution to customers determined in accordance with the procedures in the settlement agreements. The total restitution payable in connection with these settlements is expected to be approximately $310 million. Substantially all the restitution payments were made in the fourth quarter of 2000. As part of the settlements, PNB stipulated to the issuance by the Comptroller of a Consent Order obligating PNB to make such changes and to pay the aforementioned restitution, and the Company and certain of its subsidiaries stipulated to the entry of a judgment and the issuance of a permanent injunction effecting the terms of the settlement. In addition, the Company agreed to pay $5.5 million in civil penalties to the City and County of San Francisco. During the second quarter of 2000, the Company recorded a net pre-tax charge of $272.6 million to non-interest expense in connection with such settlements.

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

    In December 2000, the Company reached an agreement to settle the Consolidated Action and the Multidistrict Action. The Court preliminarily approved the classwide settlement on April 20, 2001. The Company estimates the total value of the settlement at approximately $105 million, including attorneys' fees and restitution in the form of cash and in-kind payments. The Company recorded a net pre-tax charge of $36.7 million to non-interest expense during the fourth quarter of 2000 in connection with such settlement.

    Three other class actions are pending in state courts in San Mateo County, California, Cook County, Illinois, and Bullock County, Alabama. These actions were not consolidated with the Consolidated Action and are proceeding separately. The parties have reached an agreement to settle the San Mateo County, California action, which involves a class consisting of a relatively small number of California customers. The settlement, which will not have a material impact on the Company, is subject to court approval. No class has been certified in the Cook County, Illinois or Bullock County, Alabama actions. A motion to dismiss the Cook County, Illinois action has been granted with prejudice, and the plaintiff has filed an appeal. These other state actions also contain substantially the same allegations as those alleged in the Consolidated Action. Certain of the actions also allege unconscionable or improper terms and fees, disclosure violations, failure to honor customer requests and breach of promises to customers.

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

    In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits have since been filed in California and New York. The Company has not yet filed a response to these actions.

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
(b)
Reports on Form 8-K.

  The Company filed a report on Form 8-K on February 22, 2001 with respect to its Registration Statement on Form S-3 (Registration No. 333-55937) and the issuance of its Zero Coupon Convertible Notes due February 15, 2021.

(e)
Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

		Year Ended December 31,
(dollars in thousands)	Three Months Ended March 31, 2001
		2000	1999	1998	1997	1996
Earnings to Fixed Charges
Excluding interest on deposits	15.62	13.98	9.83	10.88	14.20	5.93
Including interest on deposits	2.63	2.21	2.99	2.93	2.66	2.34
Earnings to Combined Fixed Charges and Preferred Stock (1)
Excluding interest on deposits	15.62	13.98	9.83	10.88	13.28	5.19
Including interest on deposits	2.63	2.21	2.99	2.93	2.63	2.25

(1)
Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVIDIAN FINANCIAL CORPORATION (Registrant)

Date: May 14, 2001	/s/ JAMES H. ROWE James H. Rowe Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)
Date: May 14, 2001	/s/ DANIEL SANFORD Daniel Sanford Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

QuickLinks

PROVIDIAN FINANCIAL CORPORATION FORM 10-Q
INDEX
March 31, 2001
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES