Form 10-Q
period 2001-06-30
PROVIDIAN FINANCIAL CORP
filed 2001-08-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

    Yes   X      No

    As of July 31, 2001, there were 284,300,835 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

    Condensed Consolidated Statements of Financial Condition
Providian Financial Corporation and Subsidiaries

(dollars in thousands)	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Cash and cash equivalents	$1,213,647	$446,705
Federal funds sold and securities purchased under resale agreements or similar arrangements	1,851,200	307,206
Investment securities:
Available-for-sale	1,866,436	1,885,474
Held-to-maturity	—	686,214
Loans receivable, less allowance for credit losses of $1,527,805 at June 30, 2001 and $1,445,638 at December 31, 2000	12,947,725	12,324,519
Premises and equipment, net	201,942	193,327
Interest receivable	143,685	158,633
Due from securitizations	1,529,898	971,939
Deferred taxes	612,729	679,782
Other assets	549,841	401,514

Total assets	$20,917,103	$18,055,313

Liabilities
Deposits:
Non interest-bearing	$70,579	$79,824
Interest-bearing	15,318,907	13,033,592

	15,389,486	13,113,416
Short-term borrowings	81,689	18,744
Long-term borrowings	1,195,676	1,024,163
Deferred fee revenue	524,144	661,646
Accrued expenses and other liabilities	1,177,734	1,094,104

Total liabilities	18,368,729	15,912,073
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (capital securities)	111,057	111,057
Shareholders' Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: June 30, 2001—286,215,960 shares; December 31, 2000—286,215,960 shares)	2,862	2,862
Retained earnings	2,457,078	2,014,205
Cumulative other comprehensive income	8,287	21,092
Common stock held in treasury—at cost: (June 30, 2001—655,037 shares; December 31, 2000—304,530 shares)	(30,910)	(5,976)

Total shareholders' equity	2,437,317	2,032,183

Total liabilities and shareholders' equity	$20,917,103	$18,055,313

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)

Providian Financial Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)
	2001	2000	2001	2000
Interest Income
Loans	$662,987	$594,145	$1,336,977	$1,170,871
Federal funds sold and securities purchased under resale agreements or similar arrangements	7,822	19,613	16,103	51,348
Other	36,417	39,821	74,714	59,259

Total interest income	707,226	653,579	1,427,794	1,281,478
Interest Expense
Deposits	219,236	201,425	424,703	387,312
Borrowings	17,108	15,446	36,690	34,217

Total interest expense	236,344	216,871	461,393	421,529

Net interest income	470,882	436,708	966,401	859,949
Provision for credit losses	378,829	373,590	798,328	734,803

Net interest income after provision for credit losses	92,053	63,118	168,073	125,146
Non-Interest Income
Servicing and securitizations	276,910	153,123	525,177	307,206
Credit product fee income	579,582	575,368	1,166,872	1,121,786
Other	57,118	95,313	106,818	122,352

	913,610	823,804	1,798,867	1,551,344
Non-Interest Expense
Salaries and employee benefits	188,034	173,335	370,830	348,315
Solicitation and advertising	150,729	119,020	304,357	231,142
Occupancy, furniture, and equipment	56,579	37,828	111,582	75,214
Data processing and communication	56,950	44,690	111,778	85,308
Other	169,282	407,418	306,446	541,382

	621,574	782,291	1,204,993	1,281,362

Income from operations before income taxes	384,089	104,631	761,947	395,128
Income tax expense	151,729	41,859	300,969	158,038

Income from operations	232,360	62,772	460,978	237,090
Cumulative effect of change in accounting principle	—	—	1,846	—

Net Income	$232,360	$62,772	$462,824	$237,090

Earnings per common share—basic	$0.82	$0.22	$1.63	$0.84

Earnings per common share—assuming dilution	$0.79	$0.22	$1.57	$0.81

Cash dividends paid per common share	$0.030	$0.025	$0.060	$0.050

Weighted average common shares outstanding—basic	284,602	283,680	284,767	283,506

Weighted average common shares outstanding— assuming dilution	297,601	291,582	297,993	290,982

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
Balance at December 31, 1999	$954	$—	$1,394,293	$(2,161)	$(60,610)	$1,332,476
Comprehensive income:
Net Income			237,090			237,090
Other comprehensive income:
Unrealized gain on securities, net of income tax expense of $3,111				4,666		4,666
Foreign currency translation adjustments, net of income tax benefit of $286				(430)		(430)

Other comprehensive income						4,236

Comprehensive income						241,326
Cash dividend: Common—$0.05 per share			(14,252)			(14,252)
Purchase of 140,468 common shares for treasury					(5,937)	(5,937)
Exercise of stock options and other awards		11,432	(26,490)		24,931	9,873
Issuance of restricted and unrestricted stock less forfeited shares		(8,603)			29,871	21,268
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $7,229		(14,039)				(14,039)
Net tax effect from employee stock plans		11,210				11,210

Balance at June 30, 2000	$954	$—	$1,590,641	$2,075	$(11,745)	$1,581,925

Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			462,824			462,824
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $8,774				(12,742)		(12,742)
Foreign currency translation adjustments, net of income tax benefit of $31				(63)		(63)

Other comprehensive income (loss)						(12,805)

Comprehensive income						450,019
Cash dividend: Common—$0.06 per share			(17,153)			(17,153)
Purchase of 2,397,673 common shares for treasury		(959)			(109,599)	(110,558)
Exercise of stock options and other awards		(38,134)	(2,798)		76,685	35,753
Issuance of restricted and unrestricted stock less forfeited shares		5,218			7,980	13,198
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $7,081		(6,117)				(6,117)
Net tax effect from employee stock plans		39,992				39,992

Balance at June 30, 2001	$2,862	$—	$2,457,078	$8,287	$(30,910)	$2,437,317

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

Providian Financial Corporation and Subsidiaries

	Six months ended June 30,
(dollars in thousands)
	2001	2000
Operating Activities
Net Income	$462,824	$237,090
Less: Cumulative effect of change in accounting principle	(1,846)	—

Income from continuing operations	460,978	237,090
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	798,328	734,803
Depreciation and amortization of premises and equipment	37,589	24,769
Amortization of net loan acquisition costs	30,189	15,134
Amortization of deferred compensation related to restricted and unrestricted stock	7,081	7,229
(Decrease) increase in deferred fee revenue	(137,502)	5,114
Decrease (increase) in deferred income tax benefit	69,614	(80,888)
Decrease (increase) in interest receivable	14,948	(21,655)
Gain from sale of home loans	—	(64,671)
Net increase in other assets	(191,378)	(94,808)
Net increase in accrued expenses and other liabilities	125,371	325,438

Net cash provided by operating activities	1,215,218	1,087,555
Investing Activities
Net cash used for loan originations and principal collections on loans receivable	(4,045,187)	(3,291,438)
Net increase in securitized loans	2,638,854	328,636
Net proceeds from sale of home loans	—	1,548,173
(Increase) decrease in due from securitizations	(557,959)	4,231
Purchases of investment securities	(13,463,713)	(1,967,853)
Proceeds from maturities and sale of investment securities	14,153,106	53,050
(Increase) decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	(1,543,994)	91,100
Net purchases of premises and equipment	(46,204)	(54,806)

Net cash used by investing activities	(2,865,097)	(3,288,907)
Financing Activities
Net increase in deposits	2,274,321	2,634,617
Proceeds from issuance of term federal funds	325,856	1,445,000
Repayment of term federal funds	(340,856)	(1,545,027)
Increase in other short-term borrowings	77,945	24,048
Proceeds from long-term borrowings	409,154	—
Repayment of long-term borrowings	(237,641)	(226,335)
Purchase of treasury stock	(110,558)	(5,937)
Dividends paid	(17,153)	(14,252)
Proceeds from exercise of stock options and other awards	35,753	9,873

Net cash provided by financing activities	2,416,821	2,321,987

Net Increase in Cash and Cash Equivalents	766,942	120,635
Cash and cash equivalents at beginning of period	446,705	182,915

Cash and cash equivalents at end of period	$1,213,647	$303,550

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
June 30, 2001 (unaudited)

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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to a fair statement of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

Note 2. Loans Receivable and Allowance for Credit Losses

    The following is a summary of the Company's loans receivable at June 30, 2001 and December 31, 2000:

(dollars in thousands)	June 30, 2001	December 31, 2000
Credit cards	$14,436,704	$13,734,789
Other loans	38,826	35,368
Allowance for credit losses	(1,527,805)	(1,445,638)

	$12,947,725	$12,324,519

    The activity in the allowance for credit losses for the six months ended June 30, 2001 and 2000 is as follows:

	Six months ended June 30,
(dollars in thousands)
	2001	2000
Balance at beginning of period	$1,445,638	$1,028,377
Provision for credit losses	798,328	734,803
Credit losses	(791,275)	(529,461)
Recoveries	74,072	52,871
Other	1,042	(22,794)

Balance at end of period	$1,527,805	$1,263,796

Note 3. Earnings per Common Share

    The following table sets forth the computation of both the basic and assumed conversion methods of earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)
	2001	2000	2001	2000
Basic
Income before accounting change	$232,360	$62,772	$460,978	$237,090
Cumulative effect of change in accounting principle, net of related taxes	—	—	1,846	—

Net income available to common stockholders	$232,360	$62,772	$462,824	$237,090

Weighted average common shares outstanding	284,602	283,680	284,767	283,506
Earnings per common share before effect of change in accounting principle	$0.82	$0.22	$1.62	$0.84

Earnings per common share after effect of change in accounting principle	$0.82	$0.22	$1.63	$0.84

Diluted
Income before change in accounting principle	$232,360	$62,772	$460,978	$237,090
Plus: Income impact of assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	1,979	—	3,957	—

Net income available before change in accounting principle with assumed conversions	234,339	62,772	464,935	237,090
Cumulative effect of change in accounting principle, net of related taxes	—	—	1,846	—

Net income available to common stockholders with assumed conversions	$234,339	$62,772	$466,781	$237,090

Weighted average common shares outstanding	284,602	283,680	284,767	283,506
Plus: Incremental shares from assumed conversions
Restricted stock issued—non vested	904	1,464	827	1,324
Employee stock options (1)	6,024	6,092	6,315	5,728
3.25% convertible senior notes	5,832	—	5,832	—
Forward purchase contracts	239	346	252	424

Dilutive potential common shares	12,999	7,902	13,226	7,476

Adjusted weighted average common shares	297,601	291,582	297,993	290,982

Earnings per common share before effect of change in accounting principle	$0.79	$0.22	$1.56	$0.81

Earnings per common share after effect of change in accounting principle	$0.79	$0.22	$1.57	$0.81

(1)
During the three and six months ended June 30, 2001, options to purchase 3.1 million shares of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

Note 4. Accounting Policy for Derivative Financial Instruments and Cumulative Effect of Change in Accounting Principle

    Initially, upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as one of the following: (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge), or (4) a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (an economic hedge).

    For fair value hedges, both the effective and ineffective portions of the change in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the condensed consolidated statements of income in "other non-interest income." The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in cumulative other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in cumulative other comprehensive income is recognized on the same line in the condensed consolidated statements of income as the hedged item. The effective portion of the change in the fair value of a derivative used as a net investment hedge of a foreign operation is recorded in the foreign currency translation adjustment account within stockholders' equity. The ineffective portion of the change in the fair value of a net investment hedge is recorded in "other non-interest income." For derivatives designated as economic hedges, changes in fair value are reported in current earnings in "other non-interest income."

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

    The Company adopted SFAS No. 133 on January 1, 2001. Upon adoption, the Company recorded a transition adjustment, the effect of which was to increase reported income by $1.8 million, net of taxes, for the quarter ended March 31, 2001. For the three and six months ended June 30, 2001, the Company's fair value and net investment hedge ineffectiveness was immaterial. None of the Company's hedges are currently designated as cash flow hedges.

Note 5. Recently Issued Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and required certain additional disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements were required for financial statements for fiscal years ending after December 15, 2000 and were adopted by the Company in the financial statements contained in its 2000 Annual Report to stockholders. In April 2001, the FASB stated that certain one-step securitization structures utilized in the marketplace, including one-step securitization structures such as the ones used by the Company, would not meet certain isolation criteria that are required by SFAS No. 140 to account for asset securitizations as sales. In July 2001, the FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets," which stated that it was delaying the effective date of SFAS 140 as it applies to certain financial institutions' one-step securitization structures and that two-step securitization structures would be required for transactions occurring after December 31, 2001, with an extended transition period for conversion of one-step master trust securitization structures (five years from the publication of the FASB Technical Bulletin) to allow issuers to obtain sufficient approvals from the beneficial interest holders of the transferred assets. Implementation of SFAS 140 did not have a material impact on the Company's consolidated financial statements or results of operations, nor is it, including the required changes in securitization structures, expected to have a material impact on the Company's future consolidated financial statements and results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 141 in their fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

    In November 1999, the Emerging Issues Task Force (EITF) of the FASB issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This pronouncement requires that the holders of retained beneficial interests in securitized financial assets, such as the Company, recognize a portion of securitization (non-interest) income as interest income. It also presents guidelines for recording impairment of retained beneficial interests. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. The implementation of EITF 99-20 did not have a material impact on the Company's consolidated financial statements.

Note 6. Convertible Notes

    In February 2001, the Company issued $884.0 million principal amount at maturity of its zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain events. The notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company may pay cash rather than deliver shares of its common stock upon conversion under certain circumstances, based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes.

Note 7. Shareholders' Equity

    The Company is party to an agreement in which it has contracted to purchase shares of its common stock on a forward basis. At the Company's election, the agreement may be settled on a physical basis or, subject to certain conditions, on a net basis in shares of the Company's common stock or in cash. To the extent that the market price of the Company's common stock on a settlement date is greater than the forward purchase price, the Company will receive the net differential. To the extent that the market price of the Company's common stock on a settlement date is lower than the forward purchase price, the Company will settle the agreed-upon premium amount due to the counterparty. As of June 30, 2001, the agreement covered 1,767,268 shares of the Company's common stock at a weighted average forward price of $60.24 per share. The agreement is subject to final settlement in August 2001, but may be settled earlier at the Company's option. If the agreement had been settled on a net share basis at the June 30, 2001 market price of the Company's common stock ($59.20 per share), the Company would have delivered approximately 31,047 shares of its common stock to the counterparty. During the six months ended June 30, 2001, settlements from forward purchase agreements resulted in the Company receiving 2,222,130 shares of its common stock and paying premiums of nearly $1.0 million, which were recorded as adjustments to additional paid-in-capital.

    The computation of basic and diluted earnings per share for the quarter and year to date ended June 30, 2000 have been retroactively adjusted to include the effect of the Company's stock split in the fourth quarter of 2000.

Note 8. Cumulative Other Comprehensive Income

    The components of cumulative other comprehensive income for the six months ended June 30, 2001 and 2000 are as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 1999	$(2,207)	$46	$(2,161)
Other comprehensive income	7,777	(716)	7,061
Tax benefit (expense)	(3,111)	286	(2,825)

Balance at June 30, 2000	$2,459	$(384)	$2,075

Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(21,516)	(94)	(21,610)
Tax benefit	8,774	31	8,805

Balance at June 30, 2001	$8,771	$(484)	$8,287

Note 9. Segment Information

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

    The Company analyzes its financial performance on a managed basis. Segment information is presented below on the Company's managed loan portfolios:

(dollars in thousands)	Total Managed	Securitization Adjustment	Total Reported
Three months ended June 30, 2001
Interest income	$1,384,396	$(677,170)	$707,226
Interest expense	422,239	(185,895)	236,344

Net interest income	962,157	(491,275)	470,882
Provision for credit losses	758,921	(380,092)	378,829

Net interest income after provision for credit losses	203,236	(111,183)	92,053
Non-interest income	802,427	111,183	913,610
Non-interest expense	621,574	—	621,574

Income before income taxes	384,089	—	384,089
Income tax expense	151,729	—	151,729

Net income	$232,360	$—	$232,360

Ending loans outstanding	$30,467,042	$(15,991,512)	$14,475,530

Total assets	$36,061,158	$(15,144,055)	$20,917,103

Three months ended June 30, 2000
Interest income	$1,078,741	$(425,162)	$653,579
Interest expense	391,000	(174,129)	216,871

Net interest income	687,741	(251,033)	436,708
Provision for credit losses	545,745	(172,155)	373,590

Net interest income after provision for credit losses	141,996	(78,878)	63,118
Non-interest income	744,926	78,878	823,804
Non-interest expense	782,291	—	782,291

Income before income taxes	104,631	—	104,631
Income tax expense	41,859	—	41,859

Net income	$62,772	$—	$62,772

Ending loans outstanding	$22,301,724	$(9,745,044)	$12,556,680

Total assets	$26,816,943	$(9,574,974)	$17,241,969

Six months ended June 30, 2001
Interest income	$2,702,797	$(1,275,003)	$1,427,794
Interest expense	851,387	(389,994)	461,393

Net interest income	1,851,410	(885,009)	966,401
Provision for credit losses	1,481,593	(683,265)	798,328

Net interest income after provision for credit losses	369,817	(201,744)	168,073
Non-interest income	1,597,123	201,744	1,798,867
Non-interest expense	1,204,993	—	1,204,993

Income from operations before income taxes	761,947	—	761,947
Income tax expense	300,969	—	300,969
Cumulative effect of change in accounting principle	1,846	—	1,846

Net income	$462,824	$—	$462,824

Ending loans outstanding	$30,467,042	$(15,991,512)	$14,475,530

Total assets	$36,061,158	$(15,144,055)	$20,917,103

Six months ended June 30, 2000
Interest income	$2,098,035	$(816,557)	$1,281,478
Interest expense	749,990	(328,461)	421,529

Net interest income	1,348,045	(488,096)	859,949
Provision for credit losses	1,065,006	(330,203)	734,803

Net interest income after provision for credit losses	283,039	(157,893)	125,146
Non-interest income	1,393,451	157,893	1,551,344
Non-interest expense	1,281,362	—	1,281,362

Income before income taxes	395,128	—	395,128
Income tax expense	158,038	—	158,038

Net income	$237,090	$—	$237,090

Ending loans outstanding	$22,301,724	$(9,745,044)	$12,556,680

Total assets	$26,816,943	$(9,574,974)	$17,241,969

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

Forward-Looking Information

    Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, delinquencies, credit losses, vendor relationships, funding costs and availability, general economic conditions, government policy and regulations, risks related to growth, product development, acquisitions, operations, legal and regulatory proceedings, the ability to attract and retain key personnel, and international factors. These and other risks and uncertainties are described in detail in the Company's 2000 Annual Report on Form 10-K under the heading "Cautionary Statements." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

    Net income for the three months ended June 30, 2001 was $232.4 million, an increase of 24% over net income of $187.6 million(1) for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $462.8 million, an increase of 28% over net income of $361.9 million for the six months ended June 30, 2000, excluding one time adjustments. The key drivers of this second quarter and year to date performance were growth in outstanding loan balances and customer accounts combined with improved customer retention.

    As of June 30, 2001, managed loans were $30.47 billion, an increase of $3.34 billion, or 12.3%, over the balance at December 31, 2000. This growth in managed loans was achieved through increases in the Company's loan originations, improved customer retention, and increased purchase activity by existing customers, which was facilitated by the Company's ability to offer proven customers enhanced products and higher credit lines. Managed accounts grew by 1.4 million during the first six months of 2001 as a result of various marketing campaigns and customer satisfaction programs.

(1)
Excludes "one-time adjustments" consisting of a one-time net pretax charge ("one-time charge") of $272.6 million for legal settlements and a one-time pretax gain ("one-time gain") of $64.7 million from the sale of the home loan business.

    For the three months ended June 30, 2001, managed net interest income increased 40% to $962.2 million, compared to $687.8 million for the second quarter of 2000. The Company's managed net interest margin on loans increased to 13.13% for the second quarter of 2001, compared to 12.05% for the same period in 2000. For the second quarter of 2001, the managed net credit loss rate was 10.29%, compared to 7.42% for the second quarter of 2000 and 9.34% for the first quarter of 2001. This increase was attributable primarily to the seasoning of the managed loan portfolio and a rise in year-to-date consumer bankruptcies. The 30+ day managed delinquency rate as of June 30, 2001 increased to 8.04% from 7.64% as of March 31, 2001. The contribution to managed revenue from non-interest income for the second quarter of 2001 increased 18% over the same period in 2000, excluding the one-time gain, to $802.4 million, due to increased revenue from credit product fees and servicing and securitization income. Year over year, managed non-interest expense increased $111.9 million to $621.6 million in the second quarter of 2001, compared to $509.7 million in 2000, excluding one-time adjustments. The increase in non-interest expense reflects the Company's continued investments in marketing initiatives and its customer service and collections infrastructure.

    The Company's return on managed assets was 2.71% and 2.72%, excluding one-time adjustments, for the second quarter of 2001 and 2000. The return on equity for the second quarter of 2001 was 40.08%, compared to 47.23%, excluding one-time adjustments, for the same period in 2000.

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

    The effect of securitization accounting on the Company's consolidated statements of income is to reduce net interest income and the provision for credit losses, and to increase non-interest income. For the three months ended June 30, 2001 and 2000, securitization accounting had the effect of reducing net interest income by $491.3 million and $251.0 million; reducing the provision for credit losses by $380.1 million and $172.1 million; and increasing non-interest income by $111.2 million and $78.9 million. For the six months ended June 30, 2001 and 2000, securitization accounting had the effect of reducing net interest income by $885.0 million and $488.1 million; reducing the provision for credit losses by $683.3 million and $330.2 million; and increasing non-interest income by $201.7 million and $157.9 million. Credit losses on the securitized loans are reflected as a reduction of servicing and securitization income rather than a reduction of the allowance for credit losses. Therefore, the Company's provision for credit losses is lower than if such loans had not been securitized.

    The following table summarizes the Company's managed loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)
	2001	2000	2001	2000
Period-End Balances
Reported consumer loans			$14,475,530	$12,556,680
Securitized consumer loans			15,991,512	9,745,044

Total managed consumer loan portfolio			$30,467,042	$22,301,724

Average Balances
Reported consumer loans	$14,656,124	$12,653,981	$14,462,573	$12,425,208
Securitized consumer loans	14,648,408	9,949,681	14,040,119	9,666,813

Total average managed consumer loan portfolio	$29,304,532	$22,603,662	$28,502,692	$22,092,021

Operating Data and Ratios
Reported:
Average earning assets	$18,099,820	$16,186,718	$17,668,577	$15,902,449
Return on average assets	4.59%	1.45%	4.72%	2.81%
Net interest margin (1)	10.41%	10.79%	10.94%	10.82%
Managed:
Average earning assets	$32,748,228	$26,136,399	$31,708,696	$25,569,262
Return on average assets	2.71%	0.91%	2.80%	1.78%
Net interest margin (1)	11.75%	10.53%	11.68%	10.54%

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

    Managed risk adjusted revenue and return for the three months ended June 30, 2001 were $1.01 billion and 13.79%, compared to $0.94 billion and 16.67% for the same period in 2000, excluding one-time adjustments. For the six months ended June 30, 2001, managed risk adjusted return and revenue were $2.04 billion and 14.34%, compared to $1.86 billion and 16.84% for the same period in 2000, excluding one-time adjustments. The decrease in managed risk adjusted return was primarily due to an increase in the managed net credit loss rate.

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

    Managed net interest income for the three months ended June 30, 2001 was $962.2 million, compared to $687.8 million for the same period in 2000, representing an increase of $274.4 million, or 40%. Managed net interest margin on average managed earning assets increased to 11.75% for the three months ended June 30, 2001, from 10.53% during the second quarter of 2000. For the six months ended June 30, 2001, managed net interest income was $1.85 billion, compared to $1.35 billion for the same period in 2000, representing an increase of $503.4 million, or 37%. This increase was attributable primarily to an increase of $6.70 billion in average managed loans and higher finance charge yields resulting from a change in the credit card loan portfolio mix. Managed net interest margin on average managed earning assets increased to 11.68% for the six months ended June 30, 2001, from 10.54% during the same period in 2000. Managed net interest margin on average managed loans increased to 13.13% for the three months ended June 30, 2001, up from 12.05% for the same period in 2000, excluding one-time adjustments.

Statement of Average Balances, Income and Expense, Yields and Rates

    The following tables provide an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2001 and 2000 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended June 30,
	2001			2000
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$14,656,124	$662,987	18.09%	$12,653,981	$594,145	18.78%
Interest-earning cash	539,484	5,754	4.27%	123,850	1,908	6.16%
Federal funds sold	735,313	7,822	4.26%	1,224,569	19,613	6.41%
Investment securities	2,168,899	30,663	5.66%	2,184,318	37,913	6.94%

Total interest-earning assets	18,099,820	$707,226	15.63%	16,186,718	$653,579	16.15%
Allowance for loan losses	(1,493,469)			(1,195,380)
Other assets	3,631,041			2,343,863

Total assets	$20,237,392			$17,335,201

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,406,238	$219,236	6.09%	$13,068,820	$201,425	6.17%
Borrowings	1,403,803	17,108	4.87%	940,512	15,446	6.57%

Total interest-bearing liabilities	15,810,041	$236,344	5.98%	14,009,332	$216,871	6.19%
Other liabilities	1,997,598			1,577,536

Total liabilities	17,807,639			15,586,868
Capital securities	111,057			160,000
Equity	2,318,696			1,588,333

Total liabilities and equity	$20,237,392			$17,335,201

Net Interest Spread			9.65%			9.96%

Interest income to average interest-earning assets			15.63%			16.15%
Interest expense to average interest-earning assets			5.22%			5.36%

Net interest margin			10.41%			10.79%

	Six months ended June 30,
	2001			2000
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$14,462,573	$1,336,977	18.49%	$12,425,208	$1,170,871	18.85%
Interest-earning cash	358,616	8,128	4.53%	124,056	3,719	6.00%
Federal funds sold	669,897	16,103	4.81%	1,708,692	51,348	6.01%
Investment securities	2,177,491	66,586	6.12%	1,644,493	55,540	6.75%

Total interest-earning assets	17,668,577	$1,427,794	16.16%	15,902,449	$1,281,478	16.12%
Allowance for loan losses	(1,496,327)			(1,146,853)
Other assets	3,439,914			2,121,886

Total assets	$19,612,164			$16,877,482

Liabilities and Equity
Interest-bearing liabilities
Deposits	$13,793,330	$424,703	6.16%	$12,703,102	$387,312	6.10%
Borrowings	1,444,013	36,690	5.08%	1,047,858	34,217	6.53%

Total interest-bearing liabilities	15,237,343	$461,393	6.06%	13,750,960	$421,529	6.13%
Other liabilities	2,043,672			1,459,696

Total liabilities	17,281,015			15,210,656
Capital securities	111,057			160,000
Equity	2,220,092			1,506,826

Total liabilities and equity	$19,612,164			$16,877,482

Net Interest Spread			10.10%			9.99%

Interest income to average interest-earning assets			16.16%			16.12%
Interest expense to average interest-earning assets			5.22%			5.30%

Net interest margin			10.94%			10.82%

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

	Three months ended June 30, 2001 vs. 2000			Six months ended June 30, 2001 vs. 2000
		Change due to(1)			Change due to(1)
(dollars in thousands)	Increase (Decrease)			Increase (Decrease)
		Volume	Rate		Volume	Rate
Interest Income
Consumer loans	$68,842	$91,298	$(22,456)	$166,106	$188,841	$(22,735)
Federal funds sold	(11,791)	(6,410)	(5,381)	(35,245)	(26,531)	(8,714)
Other securities	(3,404)	4,328	(7,732)	15,455	22,138	(6,683)

Total interest income	53,647	89,216	(35,569)	146,316	184,448	(38,132)
Interest Expense
Deposits	17,811	20,448	(2,637)	37,391	33,546	3,845
Borrowings	1,662	6,331	(4,669)	2,473	11,130	(8,657)

Total interest expense	19,473	26,779	(7,306)	39,864	44,676	(4,812)

Net interest income	$34,174	$62,437	$(28,263)	$106,452	$139,772	$(33,320)

(1)
The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

    Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 56% of gross reported revenues for the three months ended June 30, 2001. Total non-interest income increased 20.4%, or $154.5 million, to $913.6 million for the three months ended June 30, 2001, compared to $759.1 million for the same period in 2000, excluding the one-time gain. For the six months ended June 30, 2001, total non-interest income increased 21%, or $312.2 million, to $1.80 billion, compared to $1.49 billion for the same period in 2000, excluding the one-time gain. This increase was attributable to increased credit product fee income and higher average securitized loan balances.

    Servicing and Securitization Income.  Servicing and securitization income relates directly to securitized loans. It includes a servicing fee, which generally offsets the Company's cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see "—Managed Consumer Loan Portfolio and the Impact of Securitization").

    The Company has issued more than $22 billion in public and private asset-backed securities since 1989 and has increased the amount of receivables securitized as the amount of total managed loans has increased. As of June 30, 2001, securitizations outstanding provided $15.14 billion in funding, representing 48% of total managed funding, compared with $12.81 billion, or 45%, as of December 31, 2000 and $9.6 billion, or 38%, as of June 30, 2000. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth in "—Funding and Liquidity."

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

    For the three months ended June 30, 2001, servicing and securitization income increased $123.8 million from the same period in the prior year, to $276.9 million. For the six months ended June 30, 2001, servicing and securitization income increased $218.0 million from the same period in the prior year, to $525.2 million. This increase resulted primarily from higher average securitized loans outstanding.

    Credit Product Fee Income.  Credit product fee income includes interchange income, annual membership income, cash advance and processing fees, and other revenue arising primarily from cross-marketing of cardholder service products. In addition, credit product fee income includes loan performance fees, such as late, overlimit, and returned check charges.

    For the three months ended June 30, 2001 and 2000, credit product fee income was $579.6 million and $575.4 million. For the six months ended June 30, 2001 and 2000, credit product fee income was $1.17 billion and $1.12 billion. The Company expects continued moderation in the growth rate of credit product fee income as the Company focuses on product offerings that have fewer up-front and annual fees. For the three months ended June 30, 2001 and 2000, loan performance fees totaled $155.5 million and $103.3 million. For the six months ended June 30, 2001 and 2000, loan performance fees totaled $345.2 million and $209.9 million. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitization income.

Non-Interest Expense

    Non-interest expense includes salaries and employee benefits; loan solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote the Company's products. In accordance with GAAP, the loan origination costs capitalized by the Company are the direct nonsolicitation costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense prior to the securitization. The majority of loan origination costs are expensed as incurred. In the three months ended June 30, 2001 and 2000, the Company amortized loan origination costs of $16.6 million and $7.7 million. For the three months ended June 30, 2001 and 2000, total loan solicitation and advertising costs, including amortized loan origination costs, were $150.7 million and $119.0 million. For the six months ended June 30, 2001 and 2000, total loan solicitation and advertising costs, including amortized loan origination costs, were $304.4 million and $231.1 million. This increase in loan solicitation costs reflects new marketing initiatives.

    Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three and six months ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)
	2001	2000	2001	2000
Non-Interest Expense
Salaries and employee benefits	$188,034	$173,335	$370,830	$348,315
Solicitation and advertising	150,729	119,020	304,357	231,142
Occupancy, furniture, and equipment	56,579	37,828	111,582	75,214
Data processing and communication	56,950	44,690	111,778	85,308
Other(1)	169,282	407,418	306,446	541,382

Total	$621,574	$782,291	$1,204,993	$1,281,362

(1)
The three and six months ended June 30, 2000 include the $272.6 million one-time charge.

Income Taxes

    The Company recognized income tax expense of $151.7 million and $41.9 million for the three months ended June 30, 2001 and 2000. The Company's effective tax rate was 39.5% and 40.0% for the three and six months ended June 30, 2001 and 2000. The decrease in the Company's effective tax rate was primarily the result of diversification of operations into states with varied tax rates.

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

    The Company's policy is to recognize principal credit losses on all delinquent unsecured loans (including the unsecured portion of any partially secured credit card loans) no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. Accounts of bankrupt credit card customers are charged off no later than the next billing date following notification of bankruptcy. Accounts of deceased credit card customers are charged off upon determination of uncollectibility, but in no case later than 180 days after such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge and fee income, if any, is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, the Company continues collection activity to the extent legally permissible. Any collections on previously charged off loans are recognized as recoveries.

    Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date. The 30+ day delinquency rate on managed loans was 8.04% as of June 30, 2001 compared to 7.52% as of December 31, 2000 and 6.48% as of June 30, 2000. This increase reflects the overall change in the loan portfolio composition and the growth and seasoning of the Company's higher yielding portfolios.

    The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of June 30, 2001 and 2000:

	June 30,
	2001		2000
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1)	$14,460,329	100.00%	$12,556,680	100.00%
Loans delinquent
30—59 days	$434,364	3.00%	$306,531	2.44%
60—89 days	318,290	2.20%	245,144	1.95%
90 or more days	524,532	3.63%	473,251	3.77%

Total	$1,277,186	8.83%	$1,024,926	8.16%

Managed
Loans outstanding(1)	$30,451,841	100.00%	$22,301,724	100.00%
Loans delinquent
30—59 days	$807,065	2.65%	$452,653	2.03%
60—89 days	587,402	1.93%	340,635	1.53%
90 or more days	1,053,615	3.46%	651,608	2.92%

Total	$2,448,082	8.04%	$1,444,896	6.48%

(1)
June 30, 2001 balances exclude $15.2 million of SFAS No. 133 market value adjustments.

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

    The managed net credit loss rate was 10.29% for the three months ended June 30, 2001 and 7.42% for the same period in 2000. The increased managed net credit loss rate, which was partially offset by higher net interest margins, reflects the overall change in the loan portfolio composition, including the sale of home loans and the growth and seasoning of the Company's higher yielding portfolios, as well as an increase in consumer bankruptcies. Based on the 90+ day delinquency rate, the managed credit loss rate is expected to improve in the third quarter of 2001, but may increase in the fourth quarter. The Company's pricing for finance charge and fee income incorporates an expected higher credit loss rate when appropriate, consistent with the Company's risk adjusted return approach.

    The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)
	2001	2000	2001	2000
Reported
Average loans outstanding	$14,656,124	$12,653,981	$14,462,573	$12,425,208
Net credit losses	$374,121	$247,371	$717,203	$476,590
Net credit losses as a percentage of average loans outstanding	10.21%	7.82%	9.92%	7.67%
Managed
Average loans outstanding	$29,304,532	$22,603,662	$28,502,692	$22,092,021
Net credit losses	$754,213	$419,527	$1,400,468	$806,794
Net credit losses as a percentage of average loans outstanding	10.29%	7.42%	9.83%	7.30%

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

    As part of the quantitative evaluation of the allowance for credit losses, the Company segregates loans by portfolio type. These include portfolios of various types of credit card products and acquired loan portfolios. The quantitative factors the Company uses to establish portfolio-level reserves include historical delinquencies, historical credit loss rates, level of security (if applicable), customer characteristics, and other factors. Loan portfolios are grouped into homogenous pools, and certain qualitative factors, consistent with applicable bank regulatory guidelines, are applied to each pool and portfolio to further evaluate the adequacy of the allowance for that pool or portfolio. These qualitative factors include general economic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures. The Company compares actual credit loss performance against estimated credit losses, and may modify its loan loss allowance evaluation model accordingly.

    The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)
	2001	2000	2001	2000
Balance at beginning of period	$1,523,267	$1,160,360	$1,445,638	$1,028,377
Provision for credit losses	378,829	373,590	798,328	734,803
Credit losses	(416,158)	(274,379)	(791,275)	(529,461)
Recoveries	42,037	27,008	74,072	52,871
Other	(170)	(22,783)	1,042	(22,794)

Balance at end of period	$1,527,805	$1,263,796	$1,527,805	$1,263,796

Allowance for credit losses to loans at period-end			10.55%	10.06%

Reported loan balance			14,475,530	12,556,680

    The allowance for credit losses increased to $1.53 billion, or 10.55% of reported loans, as of June 30, 2001, from $1.45 billion, or 10.50% of reported loans, as of December 31, 2000 and $1.26 billion, or 10.06% of reported loans, as of June 30, 2000. This increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses (see "—Risk Adjusted Return and Revenue").

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

    The following table summarizes the contractual maturities of deposits:

	June 30, 2001			December 31, 2000
(dollars in thousands)	Direct Deposits	Other Deposits	Total Deposits	Direct Deposits	Other Deposits	Total Deposits
Three months or less	$978,181	$969,861	$1,948,042	$696,492	$1,101,455	$1,797,947
Over three months through twelve months	2,043,447	2,329,298	4,372,745	2,290,179	2,178,797	4,468,976
Over one year through five years	1,915,693	5,599,420	7,515,113	1,873,852	3,380,364	5,254,216
Over five years	—	399,646	399,646	—	662,313	662,313
Deposits without contractual maturity	1,116,157	37,783	1,153,940	889,209	40,755	929,964

Total Deposits	$6,053,478	$9,336,008	$15,389,486	$5,749,732	$7,363,684	$13,113,416

    Deposits increased to $15.39 billion as of June 30, 2001 from $13.11 billion as of December 31, 2000. This increase is attributable to the Company's continuing strategy to maintain a large deposit funding base and strong demand for FDIC-insured deposits.

    The Company securitizes loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. The securitizations are diversified across the public and private securitization markets and across maturity terms.

    Private securitizations may utilize commercial paper based conduit facilities and other variable funding programs to securitize loans. The conduit facilities and variable funding programs are generally renewable annually. Balances securitized under conduit facilities and variable funding programs totaled $3.55 billion and $3.07 billion as of June 30, 2001 and 2000. Term securitizations have expected maturities of greater than one year and the securities may be sold to investors in public or private offerings. During the first six months of 2001, the Company completed five term securitizations totaling $3.59 billion.

    The Company's term securitizations are expected to amortize over the periods indicated below, based on outstanding securitized loans as of June 30, 2001:

Year	Amount Amortizing (dollars in millions)
2001	$326
2002	2,139
2003	2,965
2004	2,906
2005	2,062
2006	586
2007	363
2008	121

    The Company believes that it can attract deposits, borrow funds from other sources, and issue additional asset-backed securities to replace securitization funding as it amortizes, but no assurances can be given to that effect.

    The Company, through one of its banking subsidiaries, maintains a program for the issuance of senior and subordinated debt. Under this program, the Company from time to time may issue fixed or variable rate debt with maturities ranging from seven days to 15 years.

    The following table shows the Company's unsecured funding availability and corresponding outstandings as of June 30, 2001:

	June 30, 2001
(in thousands)	Effective/ Issue Date	Availability(1)	Outstanding	Final Maturity
Senior and subordinated bank note program(2),(3)	2/98	$2,983,000	$384,199	2/13
Short-term credit facilities (four 364-day facilities)	Various	250,000	—	Various
Short-term U.K. credit facility (364-day facility)(4)	6/01	35,382	35,383	6/02
Revolving credit facility	1/99	750,000	—	1/03
Providian Financial shelf registration	6/98	1,197,145	802,855	Various
Capital Securities	2/97	—	111,057	2/27

(1)
Short-term bank notes issued under the bank note program and short-term and long-term credit facilities are revolving funding sources. Funding availability is subject to market conditions and contractual provisions.

(2)
Includes up to $500 million of subordinated bank notes, none outstanding as of June 30, 2001.

(3)
Bank notes currently outstanding under the bank note program are medium-term senior bank notes.

(4)
£50 million sterling facility in dollars using exchange rate as of June 30, 2001.

    In February 2001, the Company issued $884.0 million principal amount at maturity of its zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain events. The convertible notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company may pay cash rather than deliver shares of its common stock upon conversion under certain circumstances, based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes.

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

    The primary source of funds for payment of dividends on the Company's common stock is dividends received from its banking subsidiaries. The amount of dividends that a banking subsidiary may declare without pre-approval from its primary regulator is generally limited to the sum of its net income for the current year and its retained net income for the previous two years, less any dividends declared during the related three-year measurement period. In addition, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the Company's ability to pay dividends on its common stock depends on the future net income and capital requirements of its banking subsidiaries.

    Investments.  The Company maintains cash reserves to provide short-term liquidity. Additional liquidity is provided by the Company's interest-earning deposits with other banks, federal funds sold, securities purchased under resale agreements and similar arrangements, and other cash equivalents. The Company also maintains a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased to $1.87 billion as of June 30, 2001 from $2.57 billion as of December 31, 2000. Federal funds sold and securities purchased under resale agreements or similar arrangements increased to $1.85 billion as of June 30, 2001 from $307.2 million as of December 31, 2000.

    Credit Facilities.  The Company has additional backup liquidity in the form of a $750 million unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the payment, when due, of the borrowers' obligations under this credit facility. During the first half of 2001, there were no borrowings under this credit facility. The Company is also a party to four separate 364-day committed lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit during the first half of 2001.

    The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day committed line of credit for £50 million ($70.8 million equivalent based on the exchange rate at June 30, 2001), under which short-term borrowings are available for general corporate purposes. The Company guarantees the payment, when due, of the borrower's obligations under the sterling facility.

    As of June 30, 2001, the Company had guaranteed the payment, when due, of $47.5 million of borrowings by Providian Financial S.A. and Banco Liniers Sudamericano, S.A., the Company's Argentine subsidiaries.

Capital Adequacy

    Each of the Company's banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is "well capitalized" or "adequately capitalized," as set forth below:

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	> 10%	> 8% < 10%
Tier 1	Tier 1/Total risk-based assets	> 6%	> 4% < 6%
Leverage	Tier 1/Adjusted average assets	> 5%	> 4% < 5%

    At June 30, 2001, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	10.82%	14.67%
Tier 1	9.47%	13.33%
Leverage	13.51%	7.76%

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

    The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at June 30, 2001 and takes into consideration the Company's current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)
	NII(2)	MVPE(3)
+200	(2.8)%	(8.1)%
Flat	0%	0%
-200	3.0%	8.5%

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

    Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Company's foreign currency exchange rate risk is primarily limited to the unhedged portion of the Company's net investment in its foreign subsidiaries and branches. The Company uses foreign exchange forward contracts to reduce its exposure to foreign currency exchange rate risk. As of June 30, 2001, the Company's foreign currency exposure included British pounds sterling and Argentine pesos, and the risk was substantially hedged. As the Company's foreign operations grow, the Company's exposure to foreign exchange risk is also likely to grow.

    The Company does not trade derivatives or use derivatives to speculate on interest rates. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollar in thousands)
	2001	2000	2001	2000
Interest Rate
Swap Agreements
Beginning balance	$2,167,976	$1,150,476	$1,375,476	$1,050,476
Additions	165,000	132,500	1,182,500	232,500
Maturities	342,500	10,000	567,500	10,000

Ending balance	$1,990,476	$1,272,976	$1,990,476	$1,272,976

Interest Rate
Caps Agreements
Beginning balance	$636,730	$642,927	$638,625	$644,878
Additions	74,701	114,226	159,379	210,976
Maturities	76,125	115,708	162,698	214,409

Ending balance	$635,306	$641,445	$635,306	$641,445

    Notional amounts of interest rate swaps outstanding have increased, over the prior year, to offset the growth of both fixed rate deposits and loans. As market conditions or the Company's asset/liability mix change, the Company may increase or decrease the notional amount of interest rate swaps and caps outstanding in order to manage the Company's interest rate risk profile.

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

    A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, arises out of alleged unfair business practices similar to the ones at issue in the Multidistrict Action and the Consolidated Action and alleges, in general, that the Company and certain of its officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. In February 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania. In June and September 2000, amended consolidated class action complaints were filed. In October 2000, a motion to dismiss the amended consolidated class action complaint was filed on behalf of all defendants. In June 2001, the Court denied the Company's motion to dismiss and discovery is commencing.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)
The 2001 Annual Meeting of Stockholders was held on May 9, 2001.

(b)
The following directors were elected at such meeting:
J. David Grissom Leonard D. Schaeffer

    The following directors continued their term of office after such meeting:

Christina L. Darwall	James V. Elliott
Lyle Everingham	F. Warren McFarlan
Shailesh J. Mehta	Ruth M. Owades
John L. Weinberg
(c)
The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
J. David Grissom	255,253,047	1,543,785
Leonard D. Schaeffer	255,118,175	1,678,657
Item	Votes For	Votes Against	Abstain
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2001	238,956,313	17,055,150	785,369

No other matter was voted upon at such meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits Required by Item 601 of Regulation S-K.

    Exhibit 12.1  Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

(b)
Reports on Form 8K.

    None.

(e)
Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Six months ended June 30, 2001	Year ended December 31,
		2000	1999	1998	1997	1996
Earnings to Fixed Charges
Excluding interest on deposits	16.52	13.98	9.83	10.88	14.20	5.93
Including interest on deposits	2.61	2.21	2.99	2.93	2.66	2.34
Earnings to Combined Fixed Charges and
Preferred Stock (1)
Excluding interest on deposits	16.52	13.98	9.83	10.88	13.28	5.19
Including interest on deposits	2.61	2.21	2.99	2.93	2.63	2.25

(1)
Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVIDIAN FINANCIAL CORPORATION (Registrant)
Date: August 14, 2001	/s/ JAMES H. ROWE James H. Rowe Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

QuickLinks

PROVIDIAN FINANCIAL CORPORATION FORM 10-Q INDEX June 30, 2001
Condensed Consolidated Statements of Income (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) Providian Financial Corporation and Subsidiaries
PROVIDIAN FINANCIAL CORPORATION Notes to Condensed Consolidated Financial Statements June 30, 2001 (unaudited)
SIGNATURES