Form 10-Q
period 2001-09-30
PROVIDIAN FINANCIAL CORP
filed 2001-11-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

1-12897
(Commission File Number)

PROVIDIAN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	94-2933952 (I.R.S. Employer Identification No.)

201 Mission Street, San Francisco, California 94105
(Address of principal executive offices) (Zip Code)

(415) 543-0404
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No  / /

    As of October 31, 2001, there were 284,214,991 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

September 30, 2001

			Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements (unaudited):
		Condensed Consolidated Statements of Financial Condition	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Changes in Shareholders' Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	39
	Item 6.	Exhibits and Reports on Form 8-K	41
	Signatures		42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition
Providian Financial Corporation and Subsidiaries

(dollars in thousands)	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Cash and cash equivalents	$1,060,144	$446,705
Federal funds sold and securities purchased under resale agreements or similar arrangements	2,652,100	307,206
Investment securities:
Available-for-sale	1,674,152	1,885,474
Held-to-maturity	—	686,214
Loans receivable, less allowance for credit losses of $1,713,734 at September 30, 2001 and $1,445,638 at December 31, 2000	12,599,991	12,324,519
Premises and equipment, net	197,418	193,327
Interest receivable	158,206	158,633
Due from securitizations	1,764,592	971,939
Deferred taxes	659,272	679,782
Other assets	648,589	401,514

Total assets	$21,414,464	$18,055,313

Liabilities
Deposits:
Non-interest bearing	$89,905	$79,824
Interest bearing	15,827,902	13,033,592

	15,917,807	13,113,416
Short-term borrowings	120,964	18,744
Long-term borrowings	1,128,993	1,024,163
Deferred fee revenue	501,115	661,646
Accrued expenses and other liabilities	1,249,410	1,094,104

Total liabilities	18,918,289	15,912,073
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (capital securities)	106,427	111,057
Shareholders' Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: September 30, 2001—286,215,960 shares; December 31, 2000—286,215,960 shares)	2,862	2,862
Retained earnings	2,478,947	2,014,205
Cumulative other comprehensive income	12,160	21,092
Common stock held in treasury—at cost: (September 30, 2001—2,017,052 shares; December 31, 2000—304,530 shares)	(104,221)	(5,976)

Total shareholders' equity	2,389,748	2,032,183

Total liabilities and shareholders' equity	$21,414,464	$18,055,313

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)
Providian Financial Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)
	2001	2000	2001	2000
Interest Income
Loans	$607,267	$633,589	$1,944,244	$1,804,460
Federal funds sold and securities purchased under resale agreements or similar arrangements	19,538	16,782	35,641	68,130
Other	38,939	40,954	113,653	100,213

Total interest income	665,744	691,325	2,093,538	1,972,803
Interest Expense
Deposits	235,084	211,312	659,787	598,624
Borrowings	15,445	13,459	52,135	47,676

Total interest expense	250,529	224,771	711,922	646,300

Net interest income	415,215	466,554	1,381,616	1,326,503
Provision for credit losses	567,960	332,241	1,366,288	1,067,044

Net interest income after provision for credit losses	(152,745)	134,313	15,328	259,459
Non-Interest Income
Servicing and securitizations	354,053	242,893	879,230	550,099
Credit product fee income	472,555	479,063	1,639,427	1,600,849
Other	45,869	27,938	152,687	150,290

	872,477	749,894	2,671,344	2,301,238
Non-Interest Expense
Salaries and employee benefits	186,025	179,056	556,855	527,371
Solicitation and advertising	179,021	138,821	483,378	369,963
Occupancy, furniture, and equipment	57,276	44,149	168,858	119,364
Data processing and communication	51,378	46,940	163,156	132,248
Other	174,398	140,782	480,844	682,164

	648,098	549,748	1,853,091	1,831,110

Income from operations before income taxes	71,634	334,459	833,581	729,587
Income tax expense	28,296	133,793	329,265	291,831

Income from operations	43,338	200,666	504,316	437,756
Extraordinary item — extinguishment of debt	13,905	—	13,905	—
Cumulative effect of change in accounting principle	—	—	1,846	—

Net Income	$57,243	$200,666	$520,067	$437,756

Earnings per common share—basic	$0.20	$0.71	$1.83	$1.54

Earnings per common share—assuming dilution	$0.20	$0.68	$1.77	$1.50

Cash dividends paid per common share	$0.030	$0.025	$0.090	$0.075

Weighted average common shares outstanding—basic	283,864	284,372	284,542	283,886

Weighted average common shares outstanding—assuming dilution	294,965	295,428	297,076	292,272

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data )	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
Balance at December 31, 1999	$954	$—	$1,394,293	$(2,161)	$(60,610)	$1,332,476
Comprehensive income:
Net Income			437,756			437,756
Other comprehensive income:
Unrealized gain on securities, net of income tax expense of $7,867				11,801		11,801
Foreign currency translation adjustments, net of income tax benefit of $269				(404)		(404)

Other comprehensive income						11,397

Comprehensive income						449,153
Cash dividend: Common—$0.075 per share			(21,396)			(21,396)
Adjustment for stock dividend	477	(473)	(4)			—
Purchase of 1,184,364 common shares for treasury		25,786			(57,063)	(31,277)
Exercise of stock options and other awards		(47,558)	(465)		80,730	32,707
Issuance of restricted and unrestricted stock less forfeited shares		(8,636)			27,828	19,192
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $10,219		(8,973)				(8,973)
Net tax effect from employee stock plans		39,854				39,854

Balance at September 30, 2000	$1,431	$—	$1,810,184	$9,236	$(9,115)	$1,811,736

Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			520,067			520,067
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $4,776				(6,689)		(6,689)
Foreign currency translation adjustments, net of income tax benefit of $1,455				(2,243)		(2,243)

Other comprehensive income						(8,932)

Comprehensive income						511,135
Cash dividend: Common—$0.09 per share			(25,685)			(25,685)
Purchase of 4,425,415 common shares for treasury		(959)			(221,672)	(222,631)
Exercise of stock options and other awards		(38,705)	(29,640)		116,459	48,114
Issuance of restricted and unrestricted stock less forfeited shares		5,406			6,968	12,374
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $10,303		(2,071)				(2,071)
Net tax effect from employee stock plans		36,329				36,329

Balance at September 30, 2001	$2,862	$—	$2,478,947	$12,160	$(104,221)	$2,389,748

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Providian Financial Corporation and Subsidiaries

	Nine months ended September 30,
(dollars in thousands)
	2001	2000
Operating Activities
Net Income	$520,067	$437,756
Less: Extraordinary item—extinguishment of debt	(13,905)	—
Less: Cumulative effect of change in accounting principle	(1,846)	—

Income from operations	504,316	437,756
Adjustments to reconcile income from operations to net cash provided by operating activities:
Provision for credit losses	1,366,288	1,067,044
Depreciation and amortization of premises and equipment	59,525	36,583
Amortization of net loan acquisition costs	47,881	24,831
Amortization of deferred compensation related to restricted and unrestricted stock	10,303	10,219
(Decrease) increase in deferred fee revenue	(160,531)	61,521
Decrease (increase) in deferred income tax benefit	25,511	(137,507)
Decrease (increase) in interest receivable	427	(53,912)
Gain from sale of home loans	—	(64,671)
Net increase in other assets	(332,573)	(153,511)
Net increase in accrued expenses and other liabilities	218,515	539,423

Net cash provided by operating activities	1,739,662	1,767,776
Investing Activities
Net cash used for loan originations and principal collections on loans receivable	(6,197,284)	(5,821,634)
Net increase in securitized loans	4,587,523	867,563
Net proceeds from sale of home loans	—	1,548,173
Increase in due from securitizations	(792,653)	(10,363)
Purchases of investment securities	(22,918,721)	(2,602,777)
Proceeds from maturities and sale of investment securities	23,809,788	111,099
(Increase) decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	(2,344,894)	1,077,417
Net purchases of premises and equipment	(63,616)	(73,229)

Net cash used by investing activities	(3,919,857)	(4,903,751)
Financing Activities
Net increase in deposits	2,768,416	3,281,700
Proceeds from issuance of term federal funds	357,889	995,000
Repayment of term federal funds	(372,889)	(1,095,037)
Increase in other short-term borrowings	117,220	—
Repayment of short-term borrowings	—	(25,952)
Proceeds from long-term borrowings	407,154	402,500
Repayment of long-term borrowings	(283,954)	(275,115)
Purchase of treasury stock	(222,631)	(31,277)
Dividends paid	(25,685)	(21,396)
Proceeds from exercise of stock options	48,114	32,707

Net cash provided by financing activities	2,793,634	3,263,130

Net Increase in Cash and Cash Equivalents	613,439	127,155
Cash and cash equivalents at beginning of period	446,705	182,915

Cash and cash equivalents at end of period	$1,060,144	$310,070

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2001 (unaudited)

Note 1.  Organization and Basis of Presentation

    Providian Financial Corporation (the "Company") is a Delaware corporation, with executive offices located in San Francisco, California. Through its subsidiaries, the Company provides credit card loans in the United States, the United Kingdom, and Argentina. The Company's principal wholly owned subsidiaries are Providian National Bank and Providian Bank. The Company markets consumer loans and deposits using distribution channels such as mail, telephone, television, and the Internet.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

Note 2.  Loans Receivable and Allowance for Credit Losses

    The following is a summary of the Company's loans receivable at September 30, 2001 and December 31, 2000:

(dollars in thousands)	September 30, 2001	December 31, 2000
Credit cards	$14,263,572	$13,734,789
Other loans	50,153	35,368
Allowance for credit losses	(1,713,734)	(1,445,638)

	$12,599,991	$12,324,519

    The activity in the allowance for credit losses for the nine months ended September 30, 2001 and 2000 is as follows:

	Nine months ended September 30,
(dollars in thousands)
	2001	2000
Balance at beginning of period	$1,445,638	$1,028,377
Provision for credit losses	1,366,288	1,067,044
Credit losses	(1,205,119)	(841,246)
Recoveries	106,789	84,590
Other	138	(22,580)

Balance at end of period	$1,713,734	$1,316,185

Note 3.  Earnings per Common Share

    The following table sets forth the computation of both the basic and assumed conversion methods of earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)
	2001	2000	2001	2000
Basic
Income from operations	$43,338	$200,666	$504,316	$437,756
Extraordinary item—extinguishment of debt, net of related taxes	13,905	—	13,905	—
Cumulative effect of change in accounting principle, net of related taxes	—	—	1,846	—

Net income available to common stockholders	$57,243	$200,666	$520,067	$437,756

Weighted average common shares outstanding	283,864	284,372	284,542	283,886

Earnings per common share:
Income from operations	$0.15	$0.71	$1.77	$1.54
Extraordinary item—extinguishment of debt, net of related taxes	0.05	—	0.05	—
Cumulative effect of change in accounting principle, net of related taxes	—	—	0.01	—

Net income per common share	$0.20	$0.71	$1.83	$1.54

Diluted
Income from operations	$43,338	$200,666	$504,316	$437,756
Plus: Income impact of assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	1,966	807	5,923	807

Income from operations with assumed conversions	45,304	201,473	510,239	438,563
Extraordinary item—extinguishment of debt, net of related taxes	13,905	—	13,905	—
Cumulative effect of change in accounting principle, net of related taxes	—	—	1,846	—

Net income available to common stockholders with assumed conversions	$59,209	$201,473	$525,990	$438,563

Weighted average common shares outstanding	283,864	284,372	284,542	283,886
Plus: Incremental shares from assumed conversions
Restricted stock issued—non vested	875	1,244	764	1,192
Employee stock options(1)	4,439	7,342	5,953	6,256
3.25% convertible senior notes	5,787	2,408	5,817	808
Forward purchase contracts	—	62	—	130

Dilutive potential common shares	11,101	11,056	12,534	8,386

Adjusted weighted average common shares	294,965	295,428	297,076	292,272

Earnings per common share:
Income from operations	$0.15	$0.68	$1.71	$1.50
Extraordinary item—extinguishment of debt, net of related taxes	0.05	—	0.05	—
Cumulative effect of change in accounting principle, net of related taxes	—	—	0.01	—

Net income per common share	$0.20	$0.68	$1.77	$1.50

(1)
During the three and nine months ended September 30, 2001, options to purchase 9.6 million and 3.0 million shares, respectively, of the Company's common stock were not included in the computation of diluted earnings per common share, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the inclusion of such options would be antidilutive.

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

    For fair value hedges, both the effective and ineffective portions of the change in the fair value of the derivative, along with the change in fair value on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the condensed consolidated statements of income in "other non-interest income." The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in cumulative other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in cumulative other comprehensive income is recognized on the same line in the condensed consolidated statements of income as the hedged item. The effective portion of the change in the fair value of a derivative used as a net investment hedge of a foreign operation is recorded in the foreign currency translation adjustment account within stockholders' equity. The ineffective portion of the change in the fair value of a net investment hedge is recorded in "other non-interest income." For derivatives designated as economic hedges, changes in fair value are reported in current earnings in "other non-interest income."

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

    The Company adopted SFAS No. 133 on January 1, 2001. Upon adoption, the Company recorded a transition adjustment, the effect of which was to increase reported income by $1.8 million, net of taxes, for the quarter ended March 31, 2001. For the three and nine months ended September 30, 2001, the Company's fair value and net investment hedge ineffectiveness was immaterial. None of the Company's hedges are currently designated as cash flow hedges.

Note 5.  Accounting Policy for Interest Income on Loans and Credit Product Fee Income

    During the third quarter of 2001, the Company changed its policy to accelerate the recognition of the estimated uncollectible portion of accrued finance charges on accounts that are 90 or more days delinquent. Previously, these finance charges were reversed against current period interest income at the time of charge-off of the related accounts. The effect of adopting the change was to advance the timing of finance charge income reversals, resulting in a decrease in loans receivable and finance charge income of $63.7 million which was taken as a one-time charge in the third quarter of 2001.

    During the third quarter of 2001, the Company expanded its policy of accelerating the recognition of the estimated uncollectible portion of fees on accounts that are 90 or more days delinquent to include all credit card portfolios. The effect of adopting the change was to advance the timing of fee income reversals, resulting in a decrease in loans receivable and credit product fee income of $21.3 million which was taken as a one-time charge in the third quarter of 2001.

Note 6.  Recently Issued Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and required certain additional disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements were required for financial statements for fiscal years ending after December 15, 2000 and were adopted by the Company in the financial statements contained in its 2000 Annual Report to shareholders. In April 2001, the FASB stated that certain one-step securitization structures utilized in the marketplace, including one-step securitization structures used by the Company, would not meet certain isolation criteria that are required by SFAS No. 140 to account for asset securitizations as sales. In July 2001, the FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets," which stated that it delayed the effective date of SFAS 140 as it applies to certain financial institutions' one-step securitization structures and that two-step securitization structures would be required for transactions occurring after December 31, 2001, with an extended transition period until June 30, 2006 for conversion of one-step master trust securitization structures to allow issuers to obtain sufficient approvals from the beneficial interest holders of the transferred assets. Implementation of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements or results of operations, and compliance with SFAS No. 140, including required changes in securitization structures, is not expected to have a material impact on the Company's future consolidated financial statements and results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment using a fair value approach. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. As of September 30, 2001, the Company had approximately $30 million of goodwill and intangible assets. The Company will apply SFAS No. 142 beginning January 1, 2002, and is currently evaluating its goodwill and intangible assets using the fair value approach under the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on the Company's financial statements and results of operations.

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

Note 7.  Subsequent Event—Securitization Series Pay Out Event

    On November 9, 2001, a pay out event occurred with respect to Series 1998-1 of the Providian Master Trust as a result of the downgrade by Moody's on November 2, 2001 of Providian National Bank's long-term debt rating. As a result of this pay out event relating to $625 million of securitization funding, an early amortization period began for Series 1998-1. Principal payments on Series 1998-1 will begin to be made on the December 2001 distribution date. If the early amortization had not occurred, principal payments on the Series would have begun on the June 2002 distribution date. Recent downgrades by rating agencies have not caused a pay out event or early amortization period to occur with respect to any of the Company's other securitization transactions.

Note 8.  Convertible Notes

    In February 2001, the Company issued $884.0 million principal amount at maturity of its zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain events. The notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company has the option to pay cash rather than deliver shares of its common stock upon conversion under certain circumstances, based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes, beginning in February 2006.

Note 9.  Shareholders' Equity

    During the third quarter of 2001, the Company settled its remaining agreement to purchase shares of common stock on a forward basis. This agreement at settlement covered 1,767,268 shares at a weighted average forward price of $60.52 per share. During the nine months ended September 30, 2001, settlements from forward purchase agreements resulted in the Company receiving 3,989,398 shares of its common stock and paying premiums of $1.0 million, which were recorded as adjustments to additional paid-in-capital.

    In September 2001, the Company also repurchased 257,964 shares of common stock, in the open market, at a weighted average price of $19.36 per share.

    The computation of basic and diluted earnings per share for the quarter and year to date ended September 30, 2000 have been retroactively adjusted to include the effect of the Company's stock split in the fourth quarter of 2000.

Note 10.  Cumulative Other Comprehensive Income

    The components of cumulative other comprehensive income for the nine months ended September 30, 2001 and 2000 are as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 1999	$(2,207)	$46	$(2,161)
Other comprehensive income	19,668	(673)	18,995
Tax benefit (expense)	(7,867)	269	(7,598)

Balance at September 30, 2000	$9,594	$(358)	$9,236

Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(11,465)	(3,698)	(15,163)
Tax benefit	4,776	1,455	6,231

Balance at September 30, 2001	$14,824	$(2,664)	$12,160

Note 11.  Extraordinary Item—Extinguishment of Debt

    During the third quarter of 2001, the Company repurchased and retired $57.2 million of 3.25% convertible senior notes due August 15, 2005, $12.5 million principal amount at maturity of zero coupon convertible notes due February 15, 2021, and $4.6 million of capital securities, all of which had been previously issued by the Company. These notes and securities were acquired for $23.0 million below their aggregate carrying values, at a price of $44.5 million plus accrued interest. The gain related to these repurchases was recorded, net of taxes, as an extraordinary item in the Company's consolidated statements of income.

Note 12.  Segment Information

    The Company derives its income primarily from credit card finance charges, credit card fees, cardholder service product sales, and servicing fees and excess servicing on securitized credit card loans. After the sale of the home loan business in 2000, the Company reorganized its reporting segments to include the former Emerging Businesses segment and the Other segment in one aggregated Credit Card segment. Prior periods have been restated to reflect the change in segment reporting.

    The Company analyzes its financial performance on a managed basis. Segment information is presented below on the Company's managed loan portfolios:

(dollars in thousands)	Total Managed	Securitization Adjustment	Total Reported
Three months ended September 30, 2001
Interest income	$1,441,796	$(776,052)	$665,744
Interest expense	428,830	(178,301)	250,529

Net interest income	1,012,966	(597,751)	415,215
Provision for credit losses	995,520	(427,560)	567,960

Net interest income after provision for credit losses	17,446	(170,191)	(152,745)
Non-interest income	702,286	170,191	872,477
Non-interest expense	648,098	—	648,098

Income from operations before income taxes	71,634	—	71,634
Income tax expense	28,296	—	28,296
Extraordinary item — extinguishment of debt	13,905	—	13,905

Net income	$57,243	$—	$57,243

Ending loans outstanding	$32,253,906	$(17,940,181)	$14,313,725

Total assets	$38,201,019	$(16,786,555)	$21,414,464

Three months ended September 30, 2000
Interest income	$1,161,261	$(469,936)	$691,325
Interest expense	399,983	(175,212)	224,771

Net interest income	761,278	(294,724)	466,554
Provision for credit losses	497,312	(165,071)	332,241

Net interest income after provision for credit losses	263,966	(129,653)	134,313
Non-interest income	620,241	129,653	749,894
Non-interest expense	549,748	—	549,748

Income before income taxes	334,459	—	334,459
Income tax expense	133,793	—	133,793

Net income	$200,666	$—	$200,666

Ending loans outstanding	$24,549,526	$(10,284,140)	$14,265,386

Total assets	$28,717,284	$(10,052,961)	$18,664,323

Nine months ended September 30, 2001
Interest income	$4,144,593	$(2,051,055)	$2,093,538
Interest expense	1,280,217	(568,295)	711,922

Net interest income	2,864,376	(1,482,760)	1,381,616
Provision for credit losses	2,477,113	(1,110,825)	1,366,288

Net interest income after provision for credit losses	387,263	(371,935)	15,328
Non-interest income	2,299,409	371,935	2,671,344
Non-interest expense	1,853,091	—	1,853,091

Income from operations before income taxes	833,581	—	833,581
Income tax expense	329,265	—	329,265
Extraordinary item—extinguishment of debt	13,905	—	13,905
Cumulative effect of change in accounting principle	1,846	—	1,846

Net income	$520,067	$—	$520,067

Ending loans outstanding	$32,253,906	$(17,940,181)	$14,313,725

Total assets	$38,201,019	$(16,786,555)	$21,414,464

Nine months ended September 30, 2000
Interest income	$3,259,296	$(1,286,493)	$1,972,803
Interest expense	1,149,973	(503,673)	646,300

Net interest income	2,109,323	(782,820)	1,326,503
Provision for credit losses	1,562,319	(495,275)	1,067,044

Net interest income after provision for credit losses	547,004	(287,545)	259,459
Non-interest income	2,013,693	287,545	2,301,238
Non-interest expense	1,831,110	—	1,831,110

Income before income taxes	729,587	—	729,587
Income tax expense	291,831	—	291,831

Net income	$437,756	$—	$437,756

Ending loans outstanding	$24,549,526	$(10,284,140)	$14,265,386

Total assets	$28,717,284	$(10,052,961)	$18,664,323

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    The Company is a leading issuer of credit cards offered primarily through its banking subsidiaries, Providian National Bank, a national bank, and Providian Bank, a Utah industrial loan corporation. The Company's products are offered to consumers in the United States, the United Kingdom, and Argentina. The Company's goal is to find profitable consumer segments and develop products and services to meet their needs while applying its risk adjusted return approach to market segmentation and product pricing. The Company offers a variety of products with a range of yields based on the level of risk undertaken. The Company originates loans in three primary segments: standard, middle and platinum. The standard segment is the highest risk segment, consisting generally of customers with past credit problems or very little credit bureau history. These customers receive low initial credit lines. The platinum segment is generally the lowest risk segment, where heavy competition has resulted in low returns. These customers have established a good credit history with many lenders over time. The middle market has risk characteristics that generally fall between the standard and platinum market segments. These customers have experienced some credit problems and are working to reestablish their credit history; others do not have enough credit history to be considered platinum. The primary factors affecting the profitability of the Company's consumer lending business are growth in the number of customer accounts and outstanding loan balances, net interest spread on loans, fee revenue, credit quality (delinquencies and credit losses), credit usage, solicitation and marketing expenses, and account servicing efficiency.

    On October 18, 2001, the Board of Directors of the Company appointed J. David Grissom, a current member of the Company's Board of Directors, as Chairman, succeeding Shailesh J. Mehta in that role. The Board also announced the initiation of a search for a new Chief Executive Officer. Mr. Mehta continues to serve as Chief Executive Officer and President of the Company pending the appointment of a successor.

    In addition, on November 14, 2001 the Company announced that its Board of Directors has suspended for an indefinite period the payment of quarterly cash dividends on the Company's common stock.

    Providian National Bank is subject to regulation by the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System. Providian Bank is subject to regulation by the Utah Department of Financial Institutions ("UDFI") and the FDIC. In addition, the Company's operations in the United Kingdom and Argentina are subject to the regulations of the UK's Financial Services Authority ("FSA") and the Central Bank of Argentina, respectively. More detailed information regarding supervisory and regulatory matters can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    The OCC, FDIC, UDFI and, with respect to the Company's UK operations, FSA, all have broad authority to regulate the operation and management of the Company's banking subsidiaries through the imposition of conditions and prohibitions on operations and management to assure safety and soundness. These conditions can include, among other things: requiring prior approval of dividend payments by the Company's banking subsidiaries as well as of certain other transactions between such banking subsidiaries on the one hand, and their affiliates and executives, on the other hand; requiring increased minimum regulatory capital levels; imposing restrictions on deposit taking (including restrictions on accepting brokered deposits) and rates, extensions of credit, strategic acquisitions and asset growth; requiring changes in underwriting criteria and accounting policies (including increases in allowances for loan losses, acceleration of loss recognition for finance charges and fees, and modifications to securitization accounting assumptions); requiring prior approval and oversight of business plans, liquidity management and management changes; and requiring submission of periodic regulatory reports. Changes in the senior executive management or Board of Directors of Providian National Bank and Providian Bank are subject to review by the OCC and the FDIC, respectively. Any of the foregoing conditions and prohibitions, to the extent imposed, could have a material adverse impact on the Company, its capital adequacy, liquidity, financial condition and results of operations.

Forward-Looking Information

    Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include expressions of "belief," "anticipation," or "expectations" of management, statements as to industry trends or future results of operations of the Company, and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to: competitive pressures; factors that affect delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets, changes in the way in which the Company is perceived in such markets, and/or conditions relating to existing or future financing commitments; the effects of government policy and regulation, including restrictions and/or limitations on the Company's minimum capital requirements, deposit taking abilities, growth, accounting policies, and/or underwriting criteria; product development; legal and regulatory proceedings; interest rates; acquisitions; one-time charges; extraordinary items; the ability to attract and retain key personnel; the impact of existing, modified or new strategic initiatives; and international factors. These and other risks and uncertainties are described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Cautionary Statements." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The Company undertakes no obligation to update any forward-looking statements.

Earnings Summary

    Net income for the three months ended September 30, 2001 was $57.2 million, compared to net income of $200.7 million for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $520.1 million, compared to net income of $562.6(1) million for the nine months ended September 30, 2000. The Company's return on managed assets was 0.62% and 2.92%, for the third quarter of 2001 and 2000. The Company's return on equity for the nine months ended September 30, 2001 was 30.35% compared to 47.69% for the same period in 2000, excluding one-time adjustments. The return on equity for the third quarter of 2001 was 9.4%, compared to 47.49% for the same period in 2000. These results include a provision for credit losses of $568.0 million recognized during the third quarter of 2001, which increased the ratio of the allowance for credit losses to loans to 12.00%, from 10.55% at June 30, 2001. These results also reflect lower than expected fee and finance charge revenue and higher than expected net credit losses. In addition, in the third quarter of 2001 the Company incurred charges of $63.7 million and $21.3 million related to the accelerated recognition of estimated uncollectible accrued finance charges and fees on accounts that are 90 or more days delinquent.

(1)
Excludes "one-time adjustments" consisting of a one-time net pretax charge ("one-time charge") of $272.6 million for legal settlements and a one-time pretax gain ("one-time gain") of $64.7 million from the sale of the home loan portfolio.

    As of September 30, 2001, managed loans were $32.25 billion, an increase of $5.13 billion, or 18.9%, over the balance at December 31, 2000. This growth in managed loans was a result of increases in the Company's loan originations, improved customer retention, and increased purchase activity by existing customers. Managed accounts grew by 2.2 million during the first nine months of 2001 as a result of various marketing campaigns and customer satisfaction programs. The Company expects managed loan growth to slow as a result of continued weakening in general economic conditions and the implementation of its strategic initiatives.

    For the three months ended September 30, 2001, managed net interest income increased 33% to $1.01 billion, compared to $761.3 million for the third quarter of 2000. The Company's managed net interest margin on loans was 12.94% for the third quarter of 2001, compared to 12.90% for the same period in 2000. For the third quarter of 2001, the managed net credit loss rate was 10.33%, compared to 7.61% for the third quarter of 2000 and 10.29% for the second quarter of 2001. If current trends continue, including the decline in the performance of the Company's loan portfolio and continued weakening of general economic conditions, the Company expects the managed net credit loss rate for the fourth quarter of 2001 to increase significantly above recent historical levels. The managed net credit loss rate may also be impacted by the Company's strategic initiatives.

    The 30+ day managed delinquency rate as of September 30, 2001 increased to 8.66%, from 8.04% as of June 30, 2001 and may continue to increase above recent historical levels. The contribution to managed revenue from non-interest income for the third quarter of 2001 increased 13% over the same period in 2000, to $702.2 million, due to increased revenue from servicing and securitization income. Year over year, managed non-interest expense increased $98.4 million to $648.1 million in the third quarter of 2001, compared to $549.7 million in the third quarter of 2000. The increase in non-interest expense reflects the Company's continued investments in marketing initiatives and its customer service and collections infrastructure.

    While the Company has historically provided guidance on its expected future financial performance, the Company has announced that it is withdrawing its guidance for the fourth quarter of 2001 and for the full year 2002. The Company is not making performance forecasts and could experience future reductions in income as it takes steps, including implementing strategic initiatives described below, to address its current performance issues.

Strategic Initiatives

    On October 18, 2001, the Company announced that it is implementing a five-step action plan designed to help mitigate the sources of under-performance, to focus the business around its market segments with the strongest expected risk-adjusted returns, and to manage its capital, reserves, and liquidity. The action plan includes the following steps:

  1.
  Reduce lending to the standard segment. The Company is suspending new lending to the highest risk segments within the standard market segment. This is expected to moderate loan balance growth and reduce related revenue. The Company is also selectively re-pricing loans that exhibit increased risk levels.

  2.
  Accelerate credit line management cutbacks. The Company is reducing line of credit increase programs in higher risk segments by continuing to tighten eligibility and loan underwriting criteria. This is expected to moderate loan growth in 2002.

  3.
  Focus marketing dollars toward the Company's middle market segment. The Company is focusing marketing dollars towards the middle market segment, which historically has had the strongest risk-adjusted returns.

  4.
  Initiate expense reduction review. In this slower growth environment, the Company has initiated a review of its operations to identify opportunities to increase efficiency and reduce costs.

  5.
  Manage balance sheet and liquidity. The Company intends to manage its funding, liquidity, and capital positions by working closely with deposit brokers, lenders and other funding counterparties, while implementing an action plan to improve performance.

    In addition, on October 31, 2001 the Company announced that it had engaged Salomon Smith Barney and Goldman, Sachs & Co. to assist the Company and its Board of Directors in its analysis, evaluation, and consideration of a broad array of financial and strategic alternatives. The Board of Directors is actively searching for a new Chief Executive Officer of the Company, but no assurances can be given regarding the timing or results of that search.

    On November 14, 2001, the Company announced a securitization commitment of at least $900 million that will be used in part to replace funding provided by a private securitization which recently began amortizing, as described in "—Funding and Liquidity" herein. The Company announced that it is working with its investment bankers to develop a structure for a potential sale of approximately $3 billion of higher risk credit card receivables. In addition, the Company announced that it will close its Henderson, Nevada facility as part of its ongoing strategic effort to manage costs. The Company expects that it will recognize a one-time charge of approximately $12 million in connection with this facility closure and that employee and site related expenses will be reduced by approximately $18 million annually as a result of the closure. These actions comprise the first results of the Company's strategic review and the implementation of its five-step action plan.

    Implementation of the Company's strategic initiatives, including any new initiatives introduced by the Company or by a new Chief Executive Officer, or the termination of any existing initiatives, may result in slower loan growth, sales of assets, increased credit loss rates, decreased income and increased capital requirements. Further, if the Company raises capital through an equity offering there may be dilution of earnings on a per share basis. The sale of higher risk credit card receivables could result in a special charge to earnings relating to such sale, as may any other asset sales that the Company may undertake. There can be no assurance that the Company will be able to effect such sales of assets or as to the price or terms of any such sales. A new Chief Executive Officer could determine to implement substantial changes to the Company's management and business strategy, which may or may not include utilizing the strategies set forth above.

Managed Consumer Loan Portfolio and the Impact of Securitization

    The Company securitizes consumer loans in order to diversify funding sources and to manage its all-in cost of funds. For additional discussion of the Company's securitization activities, see "—Funding and Liquidity" herein. Securitized loans sold to investors are not considered assets of the Company and therefore are not shown on the Company's statements of financial condition. It is, however, the Company's practice to analyze its financial performance on a managed basis because the impact of securitized loans continues to affect future cash flows. To perform this analysis, the Company uses an adjusted income statement and statements of financial condition, which add back the effect of securitizations.

    The following table summarizes the Company's managed loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)
	2001	2000	2001	2000
Period-End Balances
Reported consumer loans			$14,313,725	$14,265,386
Securitized consumer loans			17,940,181	10,284,140

Total managed consumer loan portfolio			$32,253,906	$24,549,526

Average Balances
Reported consumer loans	$14,852,611	$13,402,828	$14,592,270	$12,753,895
Securitized consumer loans	16,456,636	9,992,190	14,852,833	9,776,064

Total average managed consumer loan portfolio	$31,309,247	$23,395,018	$29,445,103	$22,529,959

Operating Data and Ratios
Reported:
Average earning assets	$19,878,707	$16,807,971	$18,410,539	$16,208,824
Return on average assets	1.07%	4.53%	3.40%	3.41%
Net interest margin(1)	8.35%	11.10%	10.01%	10.91%
Managed:
Average earning assets	$36,335,343	$26,800,161	$33,263,372	$25,984,888
Return on average assets	0.62%	2.92%	2.01%	2.17%
Net interest margin(1)	11.15%	11.36%	11.48%	10.82%

(1)
Net interest margin is equal to net interest income divided by average earning assets.

    Financial Statement Impact.  The Company's securitizations are treated as sales under GAAP. The Company receives the proceeds of the sale and the securitized loans and related allowances are removed from the Company's consolidated statements of financial condition. In certain cases, the Company has retained a subordinated interest in the pool of assets included in a securitization, with a right to receive collections allocated to such subordinated interest after payment to senior investors. Such retained interests are recorded at fair value and are included in "Due from securitizations" on the Company's consolidated statements of financial condition. At the time it enters into a securitization, the Company recognizes an "interest-only strip receivable" asset, which is the present value of the projected excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the excess of the finance charge and fee revenue generated by the securitized loans over the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses.

    During the revolving period of a securitization, no principal payments are made to the investors. Instead, monthly principal payments received on the loans are used to purchase replacement loans receivable from the Company, and the Company recognizes additional interest-only strips receivable. Excess servicing revenue is recognized each month, through the accretion of interest-only strips receivable and, to the extent the amounts received exceed the related interest-only strip receivable, as servicing and securitization income.

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

    The Company continues to service the accounts underlying the securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs incurred by the Company. Accordingly, servicing assets or liabilities have not been recognized in connection with the Company's securitizations.

    The effect of securitization accounting on the Company's consolidated statements of income includes a reduction in net interest income and the provision for credit losses, and an increase in non-interest income. For the three months ended September 30, 2001 and 2000, securitization accounting had the effect of reducing net interest income by $597.8 million and $294.7 million; reducing the provision for credit losses by $427.6 million and $165.1 million; and increasing non-interest income by $170.2 million and $129.6 million. For the nine months ended September 30, 2001 and 2000, securitization accounting had the effect of reducing net interest income by $1.48 billion and $782.8 million; reducing the provision for credit losses by $1.11 billion and $495.3 million; and increasing non-interest income by $371.9 million and $287.5 million. Unamortized loan acquisition costs are expensed upon securitization. Credit losses on the securitized loans are reflected as a reduction of servicing and securitization income rather than a reduction of the allowance for credit losses. Therefore, the Company's provision for credit losses is lower than if such loans had not been securitized.

    Upon the occurrence of certain events, such as deterioration in the credit quality of the receivables, a material deterioration in the Company's financial condition, or certain breaches of representations, warranties or covenants, a pay out event will occur. After a pay out event occurs, related securitization funding will be repaid with principal collections from securitized receivables. At that time the Company's seller's interest in the securitization would increase as a result of the repayment of the securitization funding and the Company would be required to provide an allowance for loan losses and may also be required to maintain regulatory capital related to the increase in the seller's interest.

    On November 9, 2001, a pay out event occurred with respect to Series 1998-1, a $625 million variable funding securitization of the Providian Master Trust, as a result of a downgrade of Providian National Bank's long-term debt rating by Moody's Investors Service on November 2, 2001. (See "—Funding and Liquidity.")

    On November 14, 2001, the Company announced that Salomon Smith Barney and Goldman, Sachs & Co. have committed to structure a credit card receivables securitization that will raise at least $900 million for the Company. The funding from this securitization will be used in part to replace the funding provided by Series 1998-1 and will have a term of up to six months. The new structure, which includes customary terms and conditions for financings of this type, is expected to be in place by year-end 2001.

    Within the Providian Master Trust there are three series, totaling $1.75 billion, with senior invested amounts that receive fixed rate coupon payments. As finance charge and fee yield have declined and credit losses have increased in the Trust, the excess spread for these series has decreased significantly. The three-month average excess spread calculation for these three series for the November 2001 distribution date was 2.86%, 3.88% and 2.27%. If the three-month average excess spread calculation for a series falls below 0%, a pay out event with respect to such series will occur. More information regarding the Company's public securitizations can be found in filings made by the Providian Master Trust and Providian National Bank with the Securities and Exchange Commission. In addition, the Company has another fixed rate transaction in the amount of approximately $63 million involving the securitization of residual interests in the Providian Master Trust. That transaction has a pay-out event based on average excess spread that could be triggered if average excess spread falls below the minimum specified level.

    Cash Flow Impact.  When loans are securitized, the Company receives cash proceeds from investors net of transaction fees and expenses. The Company uses these proceeds to reduce alternative funding liabilities, invest in short-term liquid investments, and for other general corporate purposes. The investors' share of finance charge and fee revenue generated by the securitized loans is distributed each month to pay interest to investors, related credit losses, servicing fees, credit enhancement costs, and other transaction expenses. Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to the Company. During the revolving period of a securitization, the Company retains the investors' share of monthly principal collections, net of credit losses, which is used to purchase additional loans receivable for transfer into the securitized pool of assets. The Company's right to receive excess finance charges and fees and principal collections allocated to a series of investor securities is in some cases subject to the prior right of other investors in other series of a master trust to use such amounts to cover shortfalls. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a specified amount each month) is either distributed each month to the investors or held in an account for accumulation and later distribution to the investors.

Risk Adjusted Revenue and Return

    The Company uses risk adjusted revenue (net interest income on loans plus non-interest income less net credit losses) as a measure of loan portfolio profitability, consistent with its goal of matching the revenue base of customer accounts with the risks undertaken. Risk adjusted revenue may also be expressed as a percentage of average consumer loans, in which case it is referred to as risk adjusted return.

    Managed risk adjusted revenue and return for the three months ended September 30, 2001 were $930.4 million and 11.88%, compared to $929.5 million and 15.89% for the same period in 2000. For the nine months ended September 30, 2001, managed risk adjusted revenue and return were $2.97 billion and 13.46%, compared to $2.79 billion and 16.50% for the same period in 2000, excluding one-time adjustments. The decrease in managed risk adjusted return was primarily due to an increase in the managed net credit loss rate and a decline in finance charge and fee yield.

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

    Managed net interest income for the three months ended September 30, 2001 was $1.01 billion, compared to $761.3 million for the same period in 2000, representing an increase of $251.7 million, or 33%. For the nine months ended September 30, 2001, managed net interest income was $2.86 billion, compared to $2.11 billion for the same period in 2000, representing an increase of $755.1 million, or 36%. These increases were primarily attributable to increased average managed loan balances and higher finance charge yields resulting from a change in the credit card loan portfolio mix. Managed net interest margin on average managed earning assets was 11.15% and 11.36% for the three months ended September 30, 2001 and 2000. Managed net interest margin on average managed earning assets increased to 11.48% for the nine months ended September 30, 2001, from 10.82% during the same period in 2000. Managed net interest margin on average managed loans increased to 12.94% for the three months ended September 30, 2001, up from 12.90% for the same period in 2000.

    During the third quarter of 2001, the Company accelerated the recognition of the estimated uncollectible portion of accrued finance charges on accounts that are 90 or more days delinquent.

Previously, these finance charges were reversed against current period interest income at the time of charge-off of the related accounts. As a result of this adjustment, finance charge income totaling $63.7 million was reversed, decreasing loans and interest income on loans.

Statement of Average Balances, Income and Expense, Yields and Rates

    The following tables provide an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 2001 and 2000 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

Three months ended September 30,
	2001			2000
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$14,852,611	$607,267	16.35%	$13,402,828	$633,589	18.91%
Interest-earning cash	765,513	6,948	3.63%	151,473	2,454	6.48%
Federal funds sold	2,170,051	19,538	3.60%	1,014,041	16,782	6.62%
Investment securities	1,788,824	23,583	5.27%	2,239,629	38,500	6.88%
Other	301,708	8,408	11.15%	—	—	—

Total interest-earning assets	19,878,707	$665,744	13.40%	16,807,971	$691,325	16.45%
Allowance for loan losses	(1,529,074)			(1,325,863)
Other assets	2,979,964			2,225,373

Total assets	$21,329,597			$17,707,481

Liabilities and Equity
Interest-bearing liabilities
Deposits	$15,947,223	$235,084	5.90%	$13,296,600	$211,312	6.36%
Borrowings	1,288,201	15,445	4.80%	896,966	13,459	6.00%

Total interest-bearing liabilities	17,235,424	$250,529	5.81%	14,193,566	$224,771	6.33%
Other liabilities	1,547,753			1,663,614

Total liabilities	18,783,177			15,857,180
Capital securities	109,900			160,000
Equity	2,436,520			1,690,301

Total liabilities and equity	$21,329,597			$17,707,481

Net Interest Spread			7.59%			10.12%

Interest income to average interest-earning assets			13.40%			16.45%
Interest expense to average interest-earning assets			5.04%			5.35%

Net interest margin			8.36%			11.10%

Nine months ended September 30,
	2001			2000
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$14,592,270	$1,944,244	17.77%	$12,753,895	$1,804,460	18.86%
Interest-earning cash	495,739	15,076	4.05%	135,156	6,170	6.09%
Federal funds sold	1,175,444	35,641	4.04%	1,475,452	68,130	6.16%
Investment securities	2,046,517	90,169	5.87%	1,844,321	94,043	6.80%
Other	100,569	8,408	11.15%	—	—	—

Total interest-earning assets	18,410,539	$2,093,538	15.16%	16,208,824	$1,972,803	16.23%
Allowance for loan losses	(1,507,361)			(1,206,762)
Other assets	3,511,069			2,122,283

Total assets	$20,414,247			$17,124,345

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,530,207	$659,787	6.05%	$12,902,378	$598,624	6.19%
Borrowings	1,391,504	52,135	5.00%	997,168	47,676	6.37%

Total interest-bearing liabilities	15,921,711	$711,922	5.96%	13,899,546	$646,300	6.20%
Other liabilities	2,067,611			1,492,092

Total liabilities	17,989,322			15,391,638
Capital securities	110,548			160,000
Equity	2,314,377			1,572,707

Total liabilities and equity	$20,414,247			$17,124,345

Net Interest Spread			9.20%			10.03%

Interest income to average interest-earning assets			15.16%			16.23%
Interest expense to average interest-earning assets			5.16%			5.32%

Net interest margin			10.00%			10.91%

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

	Three months ended September 30, 2001 vs. 2000			Nine months ended September 30, 2001 vs. 2000
		Change due to (1)			Change due to (1)
(dollars in thousands)	Increase (Decrease)			Increase (Decrease)
		Volume	Rate		Volume	Rate
Interest Income
Consumer loans	$(26,322)	$64,504	$(90,826)	$139,784	$248,624	$(108,840)
Federal funds sold	2,756	12,904	(10,148)	(32,489)	(12,066)	(20,423)
Other securities	(2,015)	7,511	(9,526)	13,440	29,719	(16,279)

Total interest income	(25,581)	84,919	(110,500)	120,735	266,277	(145,542)
Interest Expense
Deposits	23,772	39,884	(16,112)	61,163	74,841	(13,678)
Borrowings	1,986	5,052	(3,066)	4,459	16,161	(11,702)

Total interest expense	25,758	44,936	(19,178)	65,622	91,002	(25,380)

Net interest income	$(51,339)	$39,983	$(91,322)	$55,113	$175,275	$(120,162)

(1)
The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

    Non-interest income, which consists primarily of servicing and securitization income and credit product fee income, represented approximately 57% of gross reported revenues for the three months ended September 30, 2001. Total non-interest income increased 16%, or $122.6 million, to $872.5 million for the three months ended September 30, 2001, compared to $749.9 million for the same period in 2000. For the nine months ended September 30, 2001, total non-interest income increased 19%, or $434.8 million, to $2.67 billion, compared to $2.24 billion for the same period in 2000, excluding the one-time gain. This increase in non-interest income was primarily attributable to increased servicing and securitization income that resulted from higher average securitized loan balances.

    Servicing and Securitization Income.  Servicing and securitization income relates directly to securitized loans. It includes a servicing fee, which generally offsets the Company's cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see "—Managed Consumer Loan Portfolio and the Impact of Securitization").

    As of September 30, 2001, securitizations outstanding provided $16.79 billion in funding, representing 49% of total managed funding, compared with $12.81 billion, or 45%, as of December 31, 2000 and $10.1 billion, or 40%, as of September 30, 2000. A more detailed discussion of the Company's funding sources and the role of securitization activities is set forth in "—Funding and Liquidity."

    Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for loan losses and servicing expense, it will vary based upon the same factors that affect those items. Thus, changes in net credit losses (see "—Asset Quality,—Net Credit Losses") and changes in interest rates will cause excess servicing income to vary (see "—Asset/Liability Risk Management").

    For the three months ended September 30, 2001, servicing and securitization income increased $111.2 million from the same period in the prior year, to $354.1 million. For the nine months ended September 30, 2001, servicing and securitization income increased $329.1 million from the same period in the prior year, to $879.2 million. This increase resulted primarily from higher average securitized loans outstanding.

    Credit Product Fee Income.  Credit product fee income includes interchange income, annual membership fee income, cash advance and processing fees, and other revenue arising primarily from cross-marketed cardholder service products. In addition, credit product fee income includes loan performance fees, such as late, overlimit, and returned check charges.

    For the three months ended September 30, 2001 and 2000, credit product fee income was $472.6 million and $479.1 million. For the nine months ended September 30, 2001 and 2000, credit product fee income was $1.64 billion and $1.60 billion. During the third quarter of 2001, the Company expanded its policy of accelerating the recognition of the estimated uncollectible portion of fees on accounts that are 90 or more days delinquent to include all credit card portfolios. Previously, these fees were reversed against current period credit product fee income at the time of charge-off of the related accounts. Consequently, fee income totaling $21.3 million was reversed in the third quarter of 2001, decreasing loans and credit product fee income.

    The Company also expects moderation in the growth of or a decline in credit product fee income as the Company focuses on product offerings that have fewer up-front and annual fees. For the three months ended September 30, 2001 and 2000, loan performance fees totaled $124.5 million and $61.7 million. For the nine months ended September 30, 2001 and 2000, loan performance fees totaled $469.7 million and $271.6 million. Fee revenue realized from securitized loans is not included in credit product fee income but is instead recorded as part of servicing and securitization income.

Non-Interest Expense

    Non-interest expense includes salaries and employee benefits, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote the Company's products. In accordance with GAAP, the loan origination costs capitalized by the Company are the direct nonsolicitation costs associated with successful account acquisition efforts, after offsetting up-front processing fees. Capitalized loan origination costs are amortized over the privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense at the time of securitization. The majority of loan origination costs are expensed as incurred. In the three months ended September 30, 2001 and 2000, the Company amortized loan origination costs of $17.8 million and $9.7 million. For the three months ended September 30, 2001 and 2000, total loan solicitation and advertising costs, including amortized loan origination costs, were $179.0 million and $138.8 million. For the nine months ended September 30, 2001 and 2000, total loan solicitation and advertising costs, including amortized loan origination costs, were $483.4 million and $370.0 million. This increase in loan solicitation costs reflects new marketing initiatives.

    Non-interest expense also includes salary and benefit expenses, such as staffing costs associated with marketing, customer service, collections, and administration. Other non-interest expense includes third-party data processing and communication costs, occupancy expenses, and other operational expenses, such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)
	2001	2000	2001	2000
Non-Interest Expense
Salaries and employee benefits	$186,025	$179,056	$556,855	$527,371
Solicitation and advertising	179,021	138,821	483,378	369,963
Occupancy, furniture, and equipment	57,276	44,149	168,858	119,364
Data processing and communication	51,378	46,940	163,156	132,248
Other(1)	174,398	140,782	480,844	682,164

Total	$648,098	$549,748	$1,853,091	$1,831,110

(1)
Nine months ended September 30, 2000 includes the $272.6 million one-time charge.

Income Taxes

    The Company recognized income tax expense of $28.3 million and $133.8 million for the three months ended September 30, 2001 and 2000. The Company's effective tax rate was 39.5% for the three and nine months ended September 30, 2001 and 40.0% for the three and nine months ended September 30, 2000. The decrease in the Company's effective tax rate was primarily the result of diversification of operations into states with varied tax rates.

Asset Quality

    During the third quarter of 2001, the Company experienced deterioration in the credit quality of its loans, primarily as a result of the combined effects of deterioration of the credit quality of the Company's higher risk portfolios and continued weakening of general economic conditions. After identifying that these trends would cause the Company's delinquencies and credit losses to vary significantly from projections, the Company took a number of steps in response, including but not limited to increasing substantially the provision for credit losses, reducing lending to its higher risk segments, and focusing its marketing efforts on the middle market segment (see "—Strategic Initiatives"). Further deterioration or economic weakness beyond the Company's expectations could require the Company to take further action.

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

    The Company's policy is to recognize principal credit losses on all delinquent unsecured loans (including the unsecured portion of any partially secured credit card loans) no more than 180 days after the delinquency occurs, unless the accountholder cures the default by making a partial payment that qualifies under the Company's standards. The Company batches electronic bankruptcy notifications and charges off the related amounts once per month. Accounts of deceased credit card customers are charged off upon determination of uncollectibility, but in no case later than 180 days after such loans become delinquent. At the time a loan is charged off, accrued but unpaid finance charge and fee income, if not previously reversed, is reversed against current earnings but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, the Company continues collection activity to the extent legally permissible. Any collections or sale proceeds from previously charged off loans are recognized as recoveries.

    Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date. The 30+ day delinquency rate on managed loans was 8.66% as of September 30, 2001 compared to 7.52% as of December 31, 2000 and 6.71% as of September 30, 2000. This increase reflects the overall change in the loan portfolio composition, seasoning and deterioration of the credit quality of the Company's loan portfolio. As of October 31, 2001, the 30+ day delinquency rate on managed loans had increased to 8.90%.

    The following table presents the delinquency trends of the Company's reported and managed consumer loan portfolios as of September 30, 2001 and 2000:

	September 30,
	2001		2000
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1)	$14,281,727	100.00%	$14,265,386	100.00%
Loans delinquent
30 - 59 days	$417,182	2.92%	$397,955	2.79%
60 - 89 days	313,864	2.20%	272,752	1.91%
90 or more days	553,846	3.88%	480,395	3.37%

Total	$1,284,892	9.00%	$1,151,102	8.07%

Managed
Loans outstanding(1)	$32,221,908	100.00%	$24,549,526	100.00%
Loans delinquent
30—59 days	$865,671	2.69%	$576,427	2.35%
60—89 days	642,180	1.99%	386,292	1.57%
90 or more days	1,283,544	3.98%	684,455	2.79%

Total	$2,791,395	8.66%	$1,647,174	6.71%

(1)
September 30, 2001 loans outstanding exclude SFAS No. 133 market value adjustments of $32.0 million.

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

    The managed net credit loss rate was 10.33% for the three months ended September 30, 2001 and 7.61% for the same period in 2000. If current trends, including the decline in the performance of the Company's loan portfolio and continued weakening of general economic conditions, continue, the Company expects the managed net credit loss rate for the fourth quarter of 2001 and for the full year 2002 to increase significantly above recent historical levels. In addition, continued weakness in the U.S. economy is projected to result in higher contractual and bankruptcy losses, as well as generally softer loan demand. The Company's goal when pricing for finance charge and fee levels on customer accounts is to factor in expected higher credit loss rates for higher risk segments of its loan portfolio. The managed net credit loss rate for the month ended October 31, 2001 was 12.06%.

    The following table presents the Company's net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)
	2001	2000	2001	2000
Reported
Average loans outstanding	$14,852,611	$13,402,828	$14,592,270	$12,753,895
Net credit losses	$381,127	$280,066	$1,098,330	$756,656
Net credit losses as a percentage of average loans outstanding	10.26%	8.36%	10.04%	7.91%
Managed
Average loans outstanding	$31,309,247	$23,395,018	$29,445,103	$22,529,959
Net credit losses	$808,687	$445,140	$2,209,155	$1,251,934
Net credit losses as a percentage of average loans outstanding	10.33%	7.61%	10.00%	7.41%

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

    As part of the quantitative evaluation of the allowance for credit losses, the Company segregates loans by portfolio type. These include portfolios of various types of credit card products and acquired loan portfolios. The quantitative factors the Company uses to establish portfolio-level reserves include historical delinquencies, historical credit loss rates, level of security (if applicable), customer characteristics, and other factors. Loan portfolios are grouped into homogenous pools, and certain qualitative factors, consistent with applicable bank regulatory guidelines, are applied to each pool and portfolio to further evaluate the adequacy of the allowance for that pool or portfolio. These qualitative factors generally include but are not limited to delinquency and credit loss trends, general economic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures. The Company compares actual credit loss performance against estimated credit losses, and may modify its loan loss allowance evaluation model accordingly.

    The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)
	2001	2000	2001	2000
Balance at beginning of period	$1,527,805	$1,263,796	$1,445,638	$1,028,377
Provision for credit losses	567,960	332,241	1,366,288	1,067,044
Credit losses	(413,844)	(311,785)	(1,205,119)	(841,246)
Recoveries	32,717	31,719	106,789	84,590
Other	(904)	214	138	(22,580)

Balance at end of period	$1,713,734	$1,316,185	$1,713,734	$1,316,185

Allowance for credit losses to loans at period-end			12.00%	10.12%

Reported loan balance(1)			14,281,727	13,001,528

(1)
The 2001 balance excludes SFAS No. 133 market value adjustments of $32.0 million and the 2000 balance excludes $1.26 billion of loans held for sale/securitization.

    The allowance for credit losses increased to $1.71 billion, or 12.00% of reported loans, as of September 30, 2001, from $1.45 billion, or 10.50% of reported loans, as of December 31, 2000 and $1.32 billion, or 10.12% of reported loans, as of September 30, 2000. This increase in the allowance for credit losses as a percentage of reported loans reflects a significant increase in the expected managed net credit loss rate (see "—Net Credit Losses"). As the Company continues to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, and general economic trends, the amount of the allowance and the ratio of the allowance for credit losses to loans may be adjusted.

Funding and Liquidity

    The Company seeks to fund its assets through a diversified mix of funding products designed to appeal to a broad range of investors, with the goal of generating funding at the lowest cost possible while maintaining liquidity at prudent levels and managing interest rate risk.

    The primary goal of the Company's liquidity management is to provide funding to support Company operations in varying business environments. The Company employs multiple strategies including diversification of funding sources, dispersion of maturities, maintenance of a prudent investment portfolio and cash balances, and maintenance of credit facilities in managing its liquidity position.

    Since the Company's third quarter 2001 earnings announcement, the debt ratings of the Company and Providian National Bank have been downgraded. These downgrades and any potential future downgrades will have a negative effect on the Company's ability to obtain funding. In addition, future access to funding may be at a higher cost and on terms less favorable to the Company.

    The Company's current long-term senior debt ratings are as follows:

	Standard & Poors(1)	Moody's Investors Service(2)	Fitch IBCA Duff & Phelps(2)
Providian Financial Corporation	BB–	Ba3	BB–
Providian National Bank	BB+	Ba2	BB–

(1)
Outlook Negative.
(2)
Negative Ratings Outlook.

    Since the Company's third quarter 2001 earnings announcement, the Company has experienced deterioration in its liquidity position. While direct deposit volumes have remained stable, immediately following the earnings announcement new retail deposits generated through the broker channel were substantially lower compared to pre-announcement levels. Since that time, new brokered deposit volume has improved, but remains well below pre-announcement levels. While the Company believes that it will continue to have access to the securitization market, it believes that this access will be at a cost and on terms generally less favorable than what it has been able to obtain historically. The Company's cash, federal funds sold and securities purchased under resale agreements, and available-for-sale investments declined by approximately $800 million during October 2001, primarily due to continued asset growth, normal operating cash needs and deposit maturities in excess of new deposits.

    As part of the Company's five-step plan described in "—Strategic Initiatives," management is implementing measures to proactively manage its balance sheet and liquidity. These measures include offering terms designed to attract new deposits and to maintain the deposit renewal rate in the direct (mail/internet) channel. The Company is also working with deposit brokers to seek to improve access to the brokered deposit market. On November 14, 2001, the Company announced a $900 million securitization commitment that would be used in part to replace funding provided by a private securitization which recently began amortizing. The Company also announced that it is working with its investment bankers to develop a structure for a potential sale of approximately $3 billion of higher risk credit card receivables. There can be no assurances of the success of any of the foregoing initiatives.

    Funding Sources and Maturities.  The Company seeks to fund its assets by diversifying its distribution channels and offering a variety of funding products. Among the products the Company has used are retail and institutional deposits, money market accounts, public and private asset-backed securities, term federal funds, and bank notes. Distribution channels include direct phone and mail, brokerage and investment banking relationships, and the Internet.

    The Company offers maturity terms for its funding products that range up to 30 years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuances in the securitization and capital markets. The Company seeks to maintain a balanced distribution of maturities and avoid undue concentration in any one period. The Company monitors existing funding maturities and loan growth projections to manage liquidity levels to support maturities.

    Given the recent downgrade in the Company's credit rating and deterioration in its asset quality, the Company's ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted and its cost of funds will likely rise relative to the historical standards as a result of such impact.

    Deposits.  Deposits increased to $15.92 billion as of September 30, 2001 from $13.11 billion as of December 31, 2000. This increase is attributable to the Company's strategy of funding a substantial part of its assets with deposits and the demand for FDIC-insured deposits. During October 2001, deposits decreased by $59.1 million. The Company's ability to attract retail deposits through the broker channel has substantially diminished since the Company's third quarter earnings announcement. The Company is working to restore broader access to the broker channel, but there can be no assurances that it will be able to do so. The following table summarizes the contractual maturities of deposits:

	September 30, 2001			December 31, 2000
(dollars in thousands)	Direct Deposits	Other Deposits	Total Deposits	Direct Deposits	Other Deposits	Total Deposits
Three months or less	$799,139	$924,812	$1,723,951	$696,492	$1,101,455	$1,797,947
Over three months through twelve months	2,072,773	1,777,674	3,850,447	2,290,179	2,178,797	4,468,976
Over one year through five years	2,083,250	6,508,564	8,591,814	1,873,852	3,380,364	5,254,216
Over five years	—	552,026	552,026	—	662,313	662,313
Deposits without contractual maturity	1,158,752	40,817	1,199,569	889,209	40,755	929,964

Total Deposits	$6,113,914	$9,803,893	$15,917,807	$5,749,732	$7,363,684	$13,113,416

    Securitizations.  The Company securitizes loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. The securitizations are diversified across the public and private securitization markets and across maturity terms.

    Private securitizations may utilize commercial paper based conduit facilities and other variable funding programs to securitize loans. The conduit facilities, variable funding programs and other 364-day facilities are generally renewable annually. Securitized funding under these programs and facilities totaled $4.12 billion and $3.05 billion as of September 30, 2001 and 2000. This includes $625 million in investor securities in Providian Master Trust Series 1998-1 that began amortizing on November 9, 2001. Given the recent deterioration in the Company's credit profile, asset quality and liquidity position, there is increased uncertainty about the Company's ability to renew these conduit facilities and variable funding programs. The following table presents amounts expected to amortize or otherwise become payable, based on current projections, during the quarter if the Company's conduit facilities, variable funding programs and other 364-day facilities are not renewed:

During the Quarter Ending	Amount(1) (dollars in millions)
December 31, 2001	$144
March 31, 2002	1,410
June 30, 2002	50
September 30, 2002	650

(1)
Excludes Series 1998-1 now in early amortization and a conduit facility for acquired portfolios that is scheduled to begin amortizing in the fourth quarter of 2001.

    Term securitizations have expected maturities of greater than one year and the securities may be sold to investors in public or private offerings. During the first nine months of 2001, the Company completed nine term securitizations totaling $5.29 billion. The Company's term securitizations are expected to amortize over the periods indicated below, based on outstanding securitized loans as of September 30, 2001:

Year		Amount Amortizing (dollars in millions)
2001		$326
2002	(1)	2,139
2003		2,801
2004		3,291
2005		2,357
2006		906
2007		553
2008		220

(1)
Amount amortizing by quarter in 2002: first quarter: $192, second quarter: $91, third quarter: $1,167: fourth quarter: $689.

    Given the deterioration in the Company's credit profile and liquidity position since the Company's third quarter earnings announcement on October 18, 2001, there is increased pressure on the Company's ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities as existing funding amortizes.

    On November 9, 2001, a pay out event occurred with respect to Series 1998-1 of the Providian Master Trust as a result of a downgrade by Moody's on November 2, 2001 of Providian National Bank's long-term debt rating. As a result of this pay out event, an early amortization period began for Series 1998-1. Principal payments on Series 1998-1will begin to be made on the December monthly distribution date. If the early amortization had not occurred and the revolving termination date had not been extended, principal payments on the series would have begun on the June 2002 distribution date. The downgrade by Moody's has not caused a pay out event or early amortization period to occur with respect to any other of the Company's other securitization transactions.

    As a result of the early amortization of Series 1998-1, approximately $625 million of securitization funding will be repaid with principal collections from securitized receivables. When the Company's sellers interest in the Providian Master Trust increases as a result of the amortization of Series 1998-1, the Company will be required to provide an allowance for loan losses and maintain regulatory capital related to such increase. On November 14, 2001, the Company announced that Salomon Smith Barney and Goldman, Sachs & Co. have committed to structure a credit card receivables securitization that will raise at least $900 million for the Company. The funding from this securitization will be used in part to replace the funding provided by Series 1998-1 and will have a term of up to six months. The new structure, which includes customary terms and conditions for financings of this type, is expected to be in place by year-end 2001.

    Within the Providian Master Trust there are three series, totaling $1.75 billion, with senior invested amounts that receive fixed rate coupon payments. As finance charge and fee yield have declined and credit losses have increased in the Trust, the excess spread for these series has decreased significantly. The three-month average excess spread calculation for these three series for the November 2001 distribution date was 2.86%, 3.88% and 2.27%. If the three-month average excess spread calculation for a series falls below 0%, a pay out event with respect to such series will occur. More information regarding the Company's public securitizations can be found in filings made by the Providian Master Trust and Providian National Bank with the Securities and Exchange Commission. In addition, the Company has another fixed rate transaction in the amount of approximately $63 million involving the securitization of residual interests in the Providian Master Trust, That transaction has a pay out event based on average excess spread that could be triggered if average excess spread falls below the minimum specified level.

    Unsecured Funding Facilities.  The Company, through one of its banking subsidiaries, maintains a program for the issuance of senior and subordinated debt. Under this program, the Company from time to time may issue fixed or variable rate debt with maturities ranging from seven days to 15 years.

    The following table shows the Company's unsecured funding availability and corresponding outstandings as of September 30, 2001:

	September 30, 2001
(in thousands)	Effective/ Issue Date	Facility Amount(1)	Outstanding	Final Maturity
Senior and subordinated bank note program(2),(3)	2/98	$2,970,000	$382,349	2/13
Short-term credit facilities (four 364-day facilities)	Various	250,000	—	Various
Short-term U.K. credit facility (364-day facility)(4)	6/01	13,269	60,446	6/02
Revolving credit facility	1/99	750,000	—	1/03
Providian Financial shelf registration(5)	6/98	1,197,145	739,996	Various
Capital Securities	2/97	—	106,427	2/27

(1)
Funding availability and/or funding costs are subject to market conditions and contractual provisions.

(2)
Includes up to $500 million of subordinated bank notes, none outstanding as of September 30, 2001.

(3)
Bank notes currently outstanding under the bank note program are medium-term senior bank notes.

(4)
£50 million sterling facility in dollars using exchange rate as of September 30, 2001.

(5)
Outstanding securities issued under the Shelf registration consists of two convertible debt offerings with earliest possible required principal payment dates beginning in August 2005 and February 2006.

    In February 2001, the Company issued $884.0 million principal amount at maturity of its zero coupon convertible notes due February 15, 2021, with original issue discount accruing at a rate of 4.00% per annum on a semiannual bond equivalent basis, beginning on February 15, 2001. The Company will not pay interest on these notes before maturity, except in limited circumstances under which the Company may elect to pay interest at the rate of 4.00% per annum after the occurrence of certain events. The convertible notes are convertible at the option of the holder, as long as specified conditions are met, into shares of the Company's common stock at a conversion rate of 6.2240 shares of common stock per note, subject to adjustment in certain events. However, the Company may pay cash rather than deliver shares of its common stock upon conversion under certain circumstances, based on the formula provided for in the notes. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. Holders of the notes have the option of requiring the Company to repurchase the notes on certain specified dates at the prices provided for in the notes, beginning in February 2006.

    A source of funds for payment of dividends on the Company's common stock is dividends received from its banking subsidiaries. The amount of dividends that a banking subsidiary may declare without pre-approval from its primary regulator is generally limited to the sum of its net income for the current year and its retained net income for the previous two years, less any dividends declared during the related three-year measurement period. In addition, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized and a bank's regulator may impose additional restrictions on the payment of dividends (see "—Introduction"). Therefore, the Company's ability to pay dividends on its common stock depends on the future net income and capital requirements of its banking subsidiaries. The Company's banking subsidiaries currently have no plans to pay dividends to the Company. As previously noted, the Board has suspended for an indefinite period the payment of quarterly cash dividends on the Company's common stock.

    Investments.  The Company maintains short-term liquidity through interest-earning deposits with other banks, federal funds sold, securities purchased under resale agreements and similar arrangements, and other cash equivalents. The Company also maintains a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased to $1.67 billion as of September 30, 2001 from $2.57 billion as of December 31, 2000. Federal funds sold and securities purchased under resale agreements or similar arrangements increased to $2.65 billion as of September 30, 2001 from $307.2 million as of December 31, 2000.

    Credit Facilities.  The Company has a credit facility in the form of a $750 million unsecured committed revolving credit facility from a group of financial institutions, which is scheduled to expire in January 2003. Pursuant to this credit facility, the Company's two banking subsidiaries, Providian National Bank and Providian Bank, as borrowers, have access to revolving loans, which bear interest determined by a competitive bid process or based on the federal funds rate, the London Interbank Offered Rate (LIBOR), or the prime rate, plus a spread. The Company guarantees the payment, when due, of the borrowers' obligations under this credit facility. From January 1, 2001 through the date of this filing, there were no borrowings under this credit facility. The Company is also a party to four separate 364-day committed lines of credit totaling $250 million, under which short-term borrowings are available for general corporate purposes. The Company did not borrow funds under these 364-day lines of credit from January 1, 2001 through the date of this filing. These 364-day credit facilities are scheduled to expire beginning in January 2002, it is uncertain whether the lenders will renew these facilities. These credit facilities are subject to various covenants and conditions, all of with which the Company believes it is currently in compliance.

    The United Kingdom branch of Providian National Bank is a party to a sterling denominated 364-day committed line of credit for £50 million ($73.7 million equivalent based on the exchange rate at September 30, 2001), under which short-term borrowings are available for general corporate purposes. The Company guarantees the payment, when due, of the borrower's obligations under the sterling facility. This credit facility is subject to various covenants and conditions, all of with which the Company believes it is currently in compliance.

    As of September 30, 2001, the Company had guaranteed the payment, when due, of $60.5 million of borrowings by Providian Financial S.A. and Providian Bank, S.A., the Company's Argentine subsidiaries. The Company expects to provide funding to its Argentine subsidiaries to repay $50.5 million in outstanding loans prior to December 31, 2001 (see "—Asset/Liability Risk Management").

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

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	>10%	>8%<10%
Tier 1	Tier 1/Total risk-based assets	> 6%	>4%< 6%
Leverage	Tier 1/Adjusted average assets	> 5%	>4%< 5%

    At September 30, 2001, each of the Company's banking subsidiaries was "well capitalized" in all regulatory capital ratio categories, as set forth below:

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	10.31%	13.48%
Tier 1	8.97%	12.11%
Leverage	12.79%	7.15%

    The capital requirements and classifications of the Company's banking subsidiaries are also subject to qualitative judgments by their regulators with respect to components, risk weighting, and other factors. These regulators have the authority to require the Company to adhere to higher capital requirements. This would necessitate increasing capital ratios by various means, including asset sales or equity issuances. In addition, the potential strategic initiatives under consideration by the Company could have an impact on the capital requirements of the Company's banking subsidiaries.

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

    In October 2001, the federal banking agencies issued a final rule to revise the agencies' regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banking organizations to credit risk. The final rule adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk and capital requirements that more closely reflect a banking organization's relative exposure to credit risk. Provided the final rule is published in the Federal Register by the end of November, this final rule will be effective January 1, 2002 for any transaction covered under this rule that settles on or after the effective date. Banking organizations that enter into transactions before the effective date may elect early adoption of any provision of the final rule that results in a reduced capital requirement. Conversely, banking organizations that enter into transactions before the effective date that result in increased capital requirements under the final rule may delay application of this rule to those transactions until December 31, 2002.

    Specifically, the final rule amends the current capital standards by: (1) providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes, (2) applying a ratings-based approach that sets capital requirements for positions in securitized transactions, (3) deducting from Tier 1 capital the amount of credit-enhancing interest-only strips that exceeds 25% of Tier 1 capital (concentration limit), and (4) requiring dollar-for-dollar risk based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement). As of September 30, 2001, based on the Company's calculation, Providian National Bank's interest-only strips represented 10.3% of its Tier 1 capital, which is below the 25% concentration limit.

    Upon adoption of the final rule, the Company believes that the dollar-for-dollar capital requirement will require Providian National Bank, the Company's primary banking subsidiary, to hold additional capital in order to maintain its well capitalized status. Applying the new rule to Providian National Bank's risk based capital calculation on a pro forma basis as of September 30, 2001, the Company estimates that the amount of additional Tier 1 capital that it would need to maintain its well capitalized status would be approximately $91 million. The amount required under this new rule may be materially affected by other factors such as future operating results, securitization activities and additional regulatory requirements and interpretations.

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

    The Company's receivables either have a fixed yield or float at a spread above the prime rate. While the Company's fixed rate credit card receivables have no stated maturity or repricing period, the Company generally may adjust the rate charged after providing notice to the customer in accordance with applicable laws. Interest rates on the Company's liabilities are generally indexed to LIBOR or bear a fixed rate until maturity. This asset/liability structure exposes the Company to two types of interest rate risk: (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows; and (b) basis risk, which arises from changing spread relationships between yield curves and indexes.

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

    The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at September 30, 2001 and takes into consideration the Company's current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)
	NII(2)	MVPE(3)
+200	(3.7)%	(10.3)%
Flat	0%	0%
–200	3.7%	10.9%

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

    Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Company's foreign currency exchange rate risk is primarily limited to the unhedged portion of the Company's net investment in its foreign subsidiaries and branches. The Company uses foreign exchange forward contracts to reduce its exposure to foreign currency exchange rate risk. As of September 30, 2001, the Company's foreign currency exposure included British pounds sterling and Argentine pesos, and the risk was substantially hedged. Due to the current economic environment in Argentina, there can be no assurance that Argentine peso hedging vehicles will be available at a cost or on terms satisfactory to the Company. As a result, the Company expects exposure to unhedged currency risk to increase. On October 31, 2001, the Company's Argentine subsidiaries had peso denominated assets of $92 million, including hedged assets.

    The Company does not trade derivatives or use derivatives to speculate on interest rates. The following table presents the notional amounts of interest rate swap and cap agreements purchased for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)
	2001	2000	2001	2000
Interest Rate
Swap Agreements
Beginning balance	$1,990,476	$1,272,976	$1,375,476	$1,050,476
Additions	633,000	82,500	1,815,500	315,000
Maturities	577,500	—	1,145,000	10,000

Ending balance	$2,045,976	$1,355,476	$2,045,976	$1,355,476

Interest Rate
Caps Agreements
Beginning balance	$635,306	$641,445	$638,625	$644,878
Additions	119,245	149,179	278,624	360,155
Maturities	120,572	150,633	283,270	365,042

Ending balance	$633,979	$639,991	$633,979	$639,991

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    Following the Company's announcements in October 2001 regarding its third quarter results and the deterioration of the credit quality of its loan portfolio and its credit outlook, several putative Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California against the Company and certain of its individual officers and/or directors. These actions allege that the Company and certain of its officers made false and misleading statements concerning the Company's operations and prospects for the second and third quarters of 2001 in violation of federal securities laws. In particular, the actions allege that the defendants withheld material information about a change in the Company's procedures for recognizing bankruptcy related charge-offs. The putative class, which is generally alleged to have acquired the Company's stock between June 6, 2001 and October 18, 2001, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. The Company has not yet filed responses to these actions.

    Beginning in May 1999, a number of lawsuits were filed against the Company, and in some cases against certain of the Company's subsidiaries, by current and former customers of the Company's banking subsidiaries. A consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank, and certain other subsidiaries of the Company, and sought unspecified damages, including actual and punitive damages, attorneys' fees and injunctive relief. The complaint alleged unfair and deceptive business practices, including failure to credit payments in a timely fashion, adding products and charging fees without customer authorization, changing rates and terms without proper notice or authorization, and misleading or deceptive sales practices. Similar actions filed in other California counties were transferred to San Francisco County and coordinated with the Consolidated Action. Several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, were also filed in federal court. The Federal Judicial Panel on Multidistrict Litigation transferred these actions (the "Multidistrict Action") to the Eastern District of Pennsylvania.

    In December 2000, the Company reached an agreement to settle the Consolidated Action and the Multidistrict Action. The Court preliminarily approved the class wide settlement in April 2001 and in November 2001 issued a final appealable judgment approving the settlement. Approximately 6,400 class members opted out of participation in the settlement. The Company estimates the total value of the settlement at approximately $105 million, including attorneys' fees and restitution in the form of cash and in-kind payments. The Company recorded a net pre-tax charge of $36.7 million to non-interest expense during the fourth quarter of 2000 in connection with such settlement. The settlement also includes injunctive relief that is substantially the same as the government settlements described below.

    Three other class actions are pending in state courts in San Mateo County, California, Cook County, Illinois, and Bullock County, Alabama. These other state actions also contain substantially the same claims as those alleged in the Consolidated Action including allegations concerning unconscionable or improper terms and fees, disclosure violations, failure to honor customer requests and breach of promises to customers. These actions were not consolidated with the Consolidated Action and are proceeding separately. The parties have reached an agreement to settle the San Mateo County, California action, which involves a class consisting of a relatively small number of California customers. The settlement, which will not have a material impact on the Company, has received final court approval. A class has been certified in the Bullock County, Alabama action and the Company has noticed its appeal. A motion to dismiss the Cook County, Illinois action has been granted with prejudice, and the plaintiff has filed an appeal. Both of these actions include purported class members who are also members of the settlement class in the Consolidated Action and involve claims that are alleged in the Consolidated Action. The Company believes that such claims have been released by the purported class members pursuant to the final judgment in the Consolidated Action.

    A putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999, arises out of alleged unfair business practices similar to the ones at issue in the Multidistrict Action and the Consolidated Action and alleges, in general, that the Company and certain of its officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. In February 2000, the Federal Judicial Panel on Multidistrict Litigation transferred the consolidated securities cases to the Eastern District of Pennsylvania. In June and September 2000, amended consolidated class action complaints were filed. In October 2000, a motion to dismiss the amended consolidated class action complaint was filed on behalf of all defendants. In June 2001, the Court denied the Company's motion to dismiss and discovery is ongoing.

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

    In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits have since been filed in California and New York. On August 17, 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York.

    In June 2000, the Company reached settlements with the San Francisco District Attorney, the California Attorney General and the Connecticut Attorney General, and Providian National Bank reached a settlement with the Office of the Comptroller of the Currency. Under these settlements, the Company and certain subsidiaries of the Company, including Providian National Bank, agreed to make certain changes to their business practices and to pay restitution to customers determined in accordance with the procedures in the settlement agreements. The total restitution payable is approximately $310 million. Substantially all the restitution payments were made in the fourth quarter of 2000. As part of the settlements, Providian National Bank stipulated to the issuance by the Comptroller of a Consent Order obligating Providian National Bank to make such changes and to pay the aforementioned restitution, and the Company and certain of its subsidiaries stipulated to the entry of a judgment and the issuance of a permanent injunction effecting the terms of the settlement. In addition, the Company agreed to pay $5.5 million in civil penalties to the City and County of San Francisco. During the second quarter of 2000, the Company recorded a net pre-tax charge of $272.6 million to non-interest expense in connection with such settlements.

    In addition, the Company is commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of its business activities, none of which is expected by the Company to have a material adverse effect on the consolidated financial condition or results of operations of the Company, but there can be no assurance in that regard.

    Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits that it currently faces or that additional proceedings will not be brought. While management believes that the Company has substantive defenses in the actions described in the above paragraphs and intends to defend these actions vigorously, there can be no assurances as to the ultimate outcome or the potential future impact on the Company of such actions.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits Required by Item 601 of Regulation S-K.

      Exhibit 3.1 Amended and Restated By-Laws of Providian Financial Corporation.

      Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

  (b)
  Reports on Form 8K
  None.

  (e)
  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

		Year Ended December 31,
	Nine Months Ended September 30, 2001

		2000	1999	1998	1997	1996
Earnings to Fixed Charges
Excluding interest on deposits	12.72	13.98	9.83	10.88	14.20	5.93
Including interest on deposits	2.14	2.21	2.99	2.93	2.66	2.34
Earnings to Combined Fixed Charges and Preferred Stock(1)
Excluding interest on deposits	12.72	13.98	9.83	10.88	13.28	5.19
Including interest on deposits	2.14	2.21	2.99	2.93	2.63	2.25

(1)
Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation (Registrant)
Date: November 14, 2001	/s/ JAMES H. ROWE James H. Rowe Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)
Date: November 14, 2001	/s/ DANIEL SANFORD Daniel Sanford Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

QuickLinks

PROVIDIAN FINANCIAL CORPORATION FORM 10-Q INDEX September 30, 2001
PART I. FINANCIAL INFORMATION Item 1. Financial Statements.
Condensed Consolidated Statements of Financial Condition Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) Providian Financial Corporation and Subsidiaries
PROVIDIAN FINANCIAL CORPORATION Notes to Condensed Consolidated Financial Statements September 30, 2001 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES