Form 10-K
period 2001-12-31
PROVIDIAN FINANCIAL CORP
filed 2002-04-01
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

    Yes ☒                No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 11, 2002, 288,881,095 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,751,943,503, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange as of that date. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2002 (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

PROVIDIAN FINANCIAL CORPORATION
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Information concerning the general development of the registrant's business is incorporated by reference to the information under the captions "Description of Our Business," on pages 6 to 11, and "Our Capital Plan and Other Regulatory Matters," on pages 12 to 19, of the registrant's Annual Report to stockholders for the year ended December 31, 2001. Information concerning revenues from external customers, a measure of profit or loss and total assets for each of the last three years for each segment is incorporated by reference to the consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages F-1 through F-39 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of the registrant and its subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way the registrant is perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to the registrant, including restrictions and/or limitations relating to the registrant's minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; product development; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; acquisitions; one-time charges; extraordinary items; the ability to attract and retain key personnel; the impact of existing, modified, or new strategic initiatives; and international factors. These and other risks and uncertainties are described under the heading "Risk Factors" in the registrant's Annual Report to stockholders for the year ended December 31, 2001, which "Risk Factors" are hereby incorporated by reference, and are also described in other parts of such Annual Report, including "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The registrant undertakes no obligation to update any forward-looking statements.

ITEM 2. PROPERTIES

        Information concerning the registrant's properties is incorporated by reference to the information under the caption "Properties," on page 31 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

        Information concerning material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject is incorporated by reference to the information under the caption "Legal Proceedings," on pages 32 to 33 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 35 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

        Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on page 36 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 37 through 62 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Risk Management," on pages 61 and 62 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on pages F-3 and F-4; "Consolidated Statements of Cash Flows," on page F-5; "Notes to Consolidated Financial Statements," on pages F-6 through F-39; "Report of Independent Auditors," on page F-41; and "Quarterly and Common Stock Data," on page 34; of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and information regarding their positions and business experiences are as follows:

Joseph W. Saunders Age: 56	President and Chief Executive Officer since November 2001. Mr. Saunders was Chairman and Chief Executive Officer of Fleet Credit Card LLC from 1997 to November 2001. Prior to that, he was head of the credit card operations at Household Credit Services and held various executive positions at Household International, Inc. over a 12-year period.
Susan Gleason Age: 54
Vice Chairman, Operations and Systems, since January 2002. Ms. Gleason was Executive Vice President, Operations and Information Technology, at Fleet Credit Card Services from 1998 to January 2002. From 1985 to 1998, she held various executive positions at Household Credit Services, with responsibility in the areas of operations, information technology, human relations, facilities and security.
James G. Jones Age: 53
Vice Chairman of Credit and Collections since January 2002. Mr. Jones was President, International Business, from September 2000 until January 2002. Prior to that, he was President of Direct Banking and Insurance at Bank of America, responsible for telephone banking, interactive banking, military banking, student lending, associate banking, and insurance, from 1998 to 2000. He was Group Executive Vice President and Head of Consumer Credit at Bank of America from 1992 to 1998.
Ellen Richey Age: 53
Vice Chairman since October 1999, and General Counsel and Secretary since January 1995. Ms. Richey was Executive Vice President from June 1997 to October 1999 and Senior Vice President from January 1995 to June 1997. She joined Providian in 1994.
David J. Petrini Age: 41
Chief Financial Officer since February 19, 2002. Vice Chairman, Finance, Administration and Technology, from April 2001 until February 15, 2002. Executive Vice President and Chief Financial Officer from December 1998 until April 2001 and Treasurer from December 1998 to March 1999. Mr. Petrini was Senior Vice President and Chief Financial Officer from January 1997 to December 1998 and Senior Vice President and Senior Financial Officer from December 1994 to January 1997.
Warren Wilcox Age: 44
Vice Chairman, Marketing and Strategic Planning since January 2002. From 1998 to 2001, Mr. Wilcox was Executive Vice President, Planning and Development, Fleet Credit Card Services. From 1994 to 1998, he was Executive Director, Planning and Marketing at Household Credit Services.

        Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information,"

"Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation and Certain Transactions" and "Human Resources Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference to the information under the captions "Related Transactions" and "Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages F-1 through F-41 of the registrant's Annual Report to stockholders for the year ended December 31, 2001, are incorporated by reference herein.

Page
Consolidated Statements of Financial Condition December 31, 2001 and 2000	F-1
Consolidated Statements of Income Years Ended December 31, 2001, 2000 and 1999	F-2
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2001, 2000 and 1999	F-3 to F-4
Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999	F-5
Notes to Consolidated Financial Statements	F-6 to F-39
Report of Independent Auditors	F-41

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
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001).
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
10.1	*	Employment Agreement, dated as of March 27, 1997, between the Company and Shailesh J. Mehta (incorporated by reference to Exhibit 10.1 to the 1997 Form 10).
10.2	*
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
10.3	*
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
10.4	*
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
10.5	*
Providian Financial Corporation Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	*
Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit 10.3 to the 1997 Form 10); and Providian Financial Corporation Amended and Restated 2000 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	*
Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective April 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.8	*
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
10.9	*
Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999), as supplemented and amended by UK Sub-Plan and First Amendment as adopted on June 29, 1999 and as amended by Amendment No. 2 dated September 27, 2001.
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
10. 12
Distribution Agreement, dated as of May 14, 1999, between the Company and the Agents named therein (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed May 19, 1999).
10.13
Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	*
Consulting Agreement, dated as of November 1, 2000, between Providian Bancorp Services and James V. Elliott (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.15
Agreement by and between Providian National Bank, Tilton, New Hampshire and The Office of the Comptroller of the Currency, dated November 21, 2001 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 29, 2001).
10.16
Written Agreement between Providian Bank and the Federal Deposit Insurance Corporation, dated November 21, 2001 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed November 29, 2001).
10.17
Written Agreement between Providian Bank and the Utah Commissioner of Financial Institutions, dated November 21, 2001 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed November 29, 2001).
10.18	*	Executive Employment Agreement, dated as of November 25, 2001, between the Company and Joseph W. Saunders.
10.19	*
Form of Retention Bonus Agreement, as entered into between the Company and certain executive officers of the Company, and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K).
11		Computation of Earnings Per Share (included in Exhibit 13).

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13	Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2001.
21	Subsidiaries of the Company.
23	Consent of independent auditors.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(b)
Reports on Form 8-K

  The following reports were filed during the fourth quarter of 2001:

  The Company filed on November 15, 2001 a Current Report on Form 8-K dated November 15, 2001, reporting its managed net credit loss rate for the month ended October 31, 2001 and its 30+ day managed delinquency rate as of October 31, 2001.

  The Company filed on November 29, 2001 a Current Report on Form 8-K dated November 29, 2001 attaching a press release announcing that its Providian National Bank and Providian Bank subsidiaries had entered into agreements with their U.S. regulators and that it had determined to seek the sale of its Argentina and United Kingdom credit card businesses, and attaching such agreements with the U.S. regulators as Exhibits to such Form 8-K.

  The Company filed on December 17, 2001 a Current Report on Form 8-K dated December 17, 2001, reporting its managed net credit loss rate for the month ended November 30, 2001 and its 30+ day managed delinquency rate as of November 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002	PROVIDIAN FINANCIAL CORPORATION
	By	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH W. SAUNDERS Joseph W. Saunders	President and Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2002
/s/ DAVID J. PETRINI David J. Petrini	Chief Financial Officer (Principal Financial Officer)	April 1, 2002
/s/ DANIEL SANFORD Daniel Sanford	Senior Vice President and Controller (Principal Accounting Officer)	April 1, 2002
/s/ CHRISTINA L. DARWALL Christina L. Darwall	Director	April 1, 2002
/s/ JAMES V. ELLIOTT James V. Elliott	Director	April 1, 2002
/s/ LYLE EVERINGHAM Lyle Everingham	Director	April 1, 2002
/s/ J. DAVID GRISSOM J. David Grissom	Director	April 1, 2002

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	April 1, 2002
/s/ RUTH M. OWADES Ruth M. Owades	Director	April 1, 2002
/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Director	April 1, 2002
/s/ JOHN L. WEINBERG John L. Weinberg	Director	April 1, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PROVIDIAN FINANCIAL CORPORATION 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
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