Form 10-Q
period 2002-03-31
PROVIDIAN FINANCIAL CORP
filed 2002-05-15
CIK 1035713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(415) 543-0404
(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

As of April 30, 2002, there were 288,731,961 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Statements of Financial Condition

Providian Financial Corporation and Subsidiaries

	March 31,	December 31,
(dollars in thousands, except per share data)	2002	2001
	(unaudited)

Assets
Cash and cash equivalents	$388,008	$449,586
Federal funds sold and securities purchased under resale agreements	3,535,500	1,611,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,695,845 at March 31, 2002 and $1,302,435 at December 31, 2001)	1,709,030	1,324,465
Loans held for securitization or sale	1,606,467	1,410,603
Loans receivable, less allowance for credit losses of $1,413,734 at March 31, 2002 and $1,932,833 at December 31, 2001	6,893,027	9,626,307
Premises and equipment, net	168,454	183,829
Interest receivable	105,819	116,053
Due from securitizations	2,277,453	2,926,181
Deferred taxes	1,043,515	1,030,340
Other assets	419,282	521,159
Assets of discontinued operations	582,161	738,643
Total assets	$18,728,716	$19,938,166

Liabilities
Deposits:
Non-interest bearing	$66,335	$71,232
Interest bearing	14,358,938	15,246,933
	14,425,273	15,318,165

Short-term borrowings	91,550	117,176
Long-term borrowings	865,446	959,281
Deferred fee revenue	394,966	468,310
Accrued expenses and other liabilities	936,476	885,780
Liabilities of discontinued operations	20,551	177,611
Total liabilities	16,734,262	17,926,323

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Capital Securities)	104,332	104,332

Shareholders’ equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: March 31, 2002—290,410,503 shares; December 31, 2001—286,209,960 shares)	2,904	2,862
Retained earnings	1,985,040	1,971,359
Cumulative other comprehensive income	(20,553)	9,807
Common stock held in treasury—at cost: (March 31, 2002—1,532,442 shares; December 31, 2001—1,383,562 shares)	(77,269)	(76,517)
Total shareholders’ equity	1,890,122	1,907,511
Total liabilities and shareholders’ equity	$18,728,716	$19,938,166

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)

Providian Financial Corporation and Subsidiaries

	Three months ended March 31,
(dollars in thousands, except per share data)	2002	2001
Interest Income
Loans	$488,085	$665,589
Federal funds sold and securities purchased under resale agreements	5,609	8,281
Other	38,641	38,119
Total interest income	532,335	711,989

Interest Expense
Deposits	195,303	204,765
Borrowings	11,752	19,503
Total interest expense	207,055	224,268
Net interest income	325,280	487,721

Provision for credit losses	880,079	411,595
Net interest income after provision for credit losses	(554,799)	76,126

Non-Interest Income
Servicing and securitizations	320,360	245,786
Credit product fee income	344,927	580,165
Other	447,893	46,698
	1,113,180	872,649

Non-Interest Expense
Salaries and employee benefits	165,018	175,049
Solicitation and advertising	108,682	144,632
Occupancy, furniture, and equipment	53,232	51,837
Data processing and communication	49,286	53,697
Other	170,866	134,270
	547,084	559,485

Income from continuing operations before income taxes	11,297	389,290
Income tax expense	4,462	153,756

Income from continuing operations	6,835	235,534
Gain (loss) from discontinued operations (net of related tax expense (benefit) of $2,079 and ($4,515) for 2002 and 2001, respectively)	3,184	(6,916)
Cumulative effect of change in accounting principle (net of related tax expense of $1,284)	—	1,846
Net Income	$10,019	$230,464

Earnings per common share—basic
Income from continuing operations	$0.02	$0.83
Loss from discontinued operations—net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle—net of related taxes	—	0.01
Net Income	$0.03	$0.81

Earnings per common share—assuming dilution
Income from continuing operations	$0.02	$0.80
Loss from discontinued operations—net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle—net of related taxes	—	0.01
Net Income	$0.03	$0.78

Cash dividends paid per common share	$—	$0.03

Weighted average common shares outstanding—basic (000)	283,893	284,794

Weighted average common shares outstanding—assuming dilution (000)	288,540	298,042

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			230,464			230,464
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $2,502				(3,325)		(3,325)
Foreign currency translation adjustments, net of income tax benefit of $47				(16)		(16)
Other comprehensive income						(3,341)
Comprehensive income						227,123

Cash dividend: Common—$0.03 per share			(8,570)			(8,570)
Purchase of 1,722,203 common shares for treasury		(599)			(72,820)	(73,419)
Exercise of stock options and other awards		(9,260)	(8,163)		28,998	11,575
Issuance of restricted and unrestricted stock less forfeited shares		5,386			8,310	13,696
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,576		(10,119)				(10,119)
Net tax effect from employee stock plans		14,592				14,592
Balance at March 31, 2001	$2,862	$—	$2,227,936	$17,751	$(41,488)	$2,207,061

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			10,019			10,019
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $3,225				(4,939)		(4,939)
Foreign currency translation adjustments, net of income tax benefit of $16,597				(25,421)		(25,421)
Other comprehensive income						(30,360)
Comprehensive income						(20,341)

Purchase of 180,874 common shares for treasury					(719)	(719)
Exercise of stock options and other awards		(3,640)	3,662			22
Issuance of restricted and unrestricted stock less forfeited shares	42	14,092			(33)	14,101
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $6,120		(7,981)				(7,981)
Net tax effect from employee stock plans		(2,471)				(2,471)
Balance at March 31, 2002	$2,904	$—	$1,985,040	$(20,553)	$(77,269)	$1,890,122

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

Providian Financial Corporation and Subsidiaries

	Three months ended March 31,
(dollars in thousands)	2002	2001
Operating Activities
Net Income	$10,019	$230,464
(Gain) loss from discontinued operations	(3,184)	6,916
Cumulative effect of change in accounting principle	—	(1,846)
Income from continuing operations	6,835	235,534
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	880,079	411,595
Depreciation and amortization of premises and equipment	16,042	28,828
Amortization of net loan acquisition costs	13,148	13,474
Amortization of deferred compensation related to restricted and unrestricted stock	6,120	3,576
Decrease in deferred fee revenue	(73,344)	(63,005)
(Increase) decrease in deferred income tax benefit	(32,438)	375
Decrease in interest receivable	10,234	13,231
Gain from sale of interests in Providian Master Trust	(401,903)	—
Net decrease (increase) in other assets	98,407	(128,814)
Net increase in accrued expenses and other liabilities	41,480	41,755
Net cash provided by operating activities	564,660	556,549

Investing Activities
Net cash from (used for) loan originations and principal collections on loans receivable	2,939,258	(1,537,550)
Net (decrease) increase in securitized loans	(891,947)	552,487
Net decrease in held-to-maturity investment	—	686,214
Decrease (increase) in due from securitizations	648,728	(212,909)
Purchases of available-for-sale investment securities	(919,174)	(3,941,149)
Proceeds from maturities and sales of investment securities	525,763	2,724,649
(Increase) decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	(1,924,500)	88,706
Net purchases of premises and equipment	(667)	(30,866)
Net cash provided (used) by investing activities	377,461	(1,670,418)

Financing Activities
Net (decrease) increase in deposits	(886,147)	793,859
Proceeds from issuance of term federal funds	200,000	343,000
Repayment of term federal funds	(200,000)	(255,000)
Increase in other short-term borrowings	—	383,805
Repayment of short-term borrowings	(117,189)	—
Proceeds from long-term borrowings	2,698	400,354
Repayment of long-term borrowings	(4,970)	(12,959)
Purchase of treasury stock	(719)	(73,419)
Dividends paid	—	(8,570)
Proceeds from exercise of stock options	22	11,575
Net cash (used) provided by financing activities	(1,006,305)	1,582,645

Net cash related to discontinued operations	2,606	(26,967)

Net (Decrease) Increase in Cash and Cash Equivalents	(61,578)	441,809
Cash and cash equivalents at beginning of period	449,586	430,554
Cash and cash equivalents at end of period	$388,008	$872,363

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2002 (unaudited)

Note 1.  Organization and Basis of Presentation

Providian Financial Corporation (the “Company”) is incorporated under the laws of Delaware.  The Company’s principal wholly owned banking subsidiaries are Providian National Bank (“PNB”) and Providian Bank (“PB”).  Through its banking subsidiaries, the Company provides credit card and deposit products in the United States.  The Company markets consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

In November 2001, the Company announced that it would discontinue its operations in the United Kingdom and Argentina.  Accordingly, the assets, liabilities, and operations of these foreign subsidiaries and branches are reflected as discontinued operations on the Company’s condensed consolidated financial statements.  The Company completed the sale of its United Kingdom operations in April 2002 and the sale of its Argentina operations in May 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes.  These estimates are based on information available as of the date of the condensed consolidated financial statements.  Therefore, actual results could differ from those estimates.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.  The notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated.  Certain prior period amounts, including discontinued operations, have been reclassified to conform to the 2002 presentation.

Note 2.  Recognition of Income on Loans

During the first quarter of 2002, the Company began accruing only the estimated collectible portion of accrued finance charges and fees posted to customer account balances.  During 2001, the Company accelerated the recognition of the estimated uncollectible portion of accrued finance charges and fees for all credit card receivables, including those that were current, due to deterioration in the underlying characteristics of the loan portfolio and increased loss experience.  The Company continues to use projected credit loss rates to estimate uncollectible revenue; therefore, the change adopted during the first quarter is not expected to materially impact earnings or loans receivable.  Also, as a result of this change, previously established valuation allowances for finance charge and fee income will be depleted during 2002 as credit losses the Company previously estimated are realized.

Note 3.  Loans Held for Securitization or Sale

On March 31, 2002, the Company transferred $2.65 billion of higher risk loans, at the lower of cost or fair value, to loans held for securitization or sale. Prior to the transfer, the net book value of the loans was decreased to fair value by adding $388.2 million to the allowance for credit losses related to these loans. The loan balances and related allowances were then transferred to loans held for securitization or sale resulting in a new cost basis for the loans. The effect of transferring these loans to held for securitization or sale is to remove them from our managed loans. Effective April 1, 2002, the performance of these loans will be reflected through adjustments to their estimated fair value. Any decreases in fair value will be reflected in non-interest expense and any increases in fair value will be reflected in non-interest income.

Note 4.  Loans Receivable and Allowance for Credit Losses

The following is a summary of loans receivable at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
(dollars in thousands)	2002	2001
Credit cards	$8,271,998	$11,498,974
Other	34,763	60,166
Allowance for credit losses	(1,413,734)	(1,932,833)
	$6,893,027	$9,626,307

The activity in the allowance for credit losses for the three months ended March 31, 2002 and 2001 is as follows:

	Three months ended March 31,
(dollars in thousands)	2002	2001
Balance at beginning of period	$1,932,833	$1,436,004
Provision for credit losses	491,849	411,595
Fair value adjustment — loans available for sale	388,230	—
Credit losses	(451,030)	(371,154)
Recoveries	37,795	31,927
Transfer of loans to available for sale	(985,943)	—
Balance at end of period	$1,413,734	$1,508,372

During the first quarter of 2002, the Company accelerated its recognition of charge-offs for loans that are subject to payment plans under its consumer debt management program, substantially all of which are loans under consumer credit counseling service programs through which customers establish a plan to repay their outstanding balances under agreed-upon terms. Once customers have been accepted into the debt management program under criteria established by the Company, their loans are considered to be restructured and are charged off no later than 120 days after they become contractually past due. Previously, these loans were charged off no later than 180 days after they became contractually past due. As a result of the change, we recorded a provision for credit losses and an offsetting decrease to loans receivable of approximately $2.9 million during the first quarter.

Note 5.  Earnings per Common Share

The following table sets forth the computation of both basic and diluted earnings per common share:

	Three months ended March 31,
(in thousands, except per share data)	2002	2001
Basic
Income from continuing operations	$6,835	$235,534
Discontinued operations, net of related taxes	3,184	(6,916)
Cumulative effect of change in accounting principle, net of related taxes	—	1,846
Net income available to common shareholders	$10,019	$230,464

Weighted average common shares outstanding	283,893	284,794
Earnings per common share
Income from discontinued operations, net of related taxes	$0.02	$0.83
Income (loss) from discontinued operations, net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle, net of related taxes	—	0.01
Net income per common share	$0.03	$0.81

Diluted
Income from continuing operations	$6,835	$235,534
Plus: Income impact of dilutive assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	—	1,979
Income from continuing operations with assumed conversions	6,835	237,513
Discontinued operations, net of related taxes	3,184	(6,916)
Cumulative effect of change in accounting principle, net of related taxes	—	1,846
Net income available to common shareholders with assumed conversions	$10,019	$232,443
Weighted average common shares outstanding	283,893	284,794
Plus: Incremental shares from dilutive assumed conversions
Restricted stock issued – non vested	4,512	891
Employee stock options	135	6,269
3.25% convertible senior notes	—	5,832
Forward purchase contracts	—	256
Dilutive potential common shares	4,647	13,248
Adjusted weighted average common shares	288,540	298,042
Earnings per common share:
Income from continuing operations	$0.02	$0.80
Discontinued operations, net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle, net of related taxes	—	0.01
Net income per common share	$0.03	$0.78

Note 6.  Asset Sales

On February 5, 2002, the Company sold its interests in the Providian Master Trust, which primarily consisted of $1.4 billion of loans receivable and $472 million of retained subordinated interests held by PNB. As of the date of sale, the Providian Master Trust contained nearly $8 billion of loans receivable arising from approximately 3.3 million active credit card accounts. This transaction resulted in cash proceeds of approximately $2.8 billion and a first quarter after-tax gain of approximately $242 million.

On February 28, 2002, the Company terminated a securitization transaction which funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of these receivables are expected to be included in the sale of higher risk credit card receivables projected to close during the second quarter of 2002.

The Company announced in the first quarter of 2002 that it had entered into agreements to sell its United Kingdom and Argentina credit card operations. On April 19, 2002, the Company completed the sale of its United Kingdom operations.  The sale included facilities in London and Crawley, England. The sale generated a second quarter 2002 after-tax gain of approximately $60 million on proceeds of over $600 million.

On May 10, 2002, the Company completed the sale of its Argentina operations, including Providian Financial S.A. and Providian Bank S.A.  After charges recognized during the fourth quarter of 2001, the Company expects to record a modest gain on the sale.

Note 7.  Cumulative Effect of Change in Accounting Principle – Derivative Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires that all derivative instruments be reported in the statement of financial condition at fair value and establishes criteria for designating various types of hedging activities.  In accordance with SFAS No.133, the Company reported a transition adjustment upon the adoption of the standard to recognize its derivatives at fair value and to recognize the difference (attributable to hedged risks) between the carrying values and the fair values of related hedged assets and liabilities.  The effect of this transition adjustment was to increase reported income during the first quarter of 2001 by $1.8 million, net of related taxes.

Note 8.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(5,827)	(63)	(5,890)
Tax benefit (expense)	2,502	47	2,549
Balance at March 31, 2001	$18,188	$(437)	$17,751

Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(8,164)	(42,018)	(50,182)
Tax benefit (expense)	3,225	16,597	19,822
Balance at March 31, 2002	$5,939	$(26,492)	$(20,553)

Note 9.  Discontinued Operations

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company early adopted in the fourth quarter of 2001, the Company has reclassified the balances relating to its United Kingdom and Argentina operations on its condensed consolidated financial statements to reflect the disposition of these operations.  The revenues, costs and expenses, assets and liabilities, and cash flows of these operations have been segregated in the condensed consolidated statements of income, statements of financial condition, and statements of cash flows for all periods presented and have been separately reported as “discontinued operations.”

The Company reported a $3.2 million gain from discontinued operations (net of $2.1 million in related taxes) for the three months ended March 31, 2002.

The major classes of assets and liabilities of the discontinued operations as of March 31, 2002, excluding intercompany balances and transactions, are as follows:

(dollars in thousands)	United Kingdom	Argentina	Total
Assets
Cash and Cash Equivalents	$14,758	$14,866	$29,624
Loans Receivable, less allowance for credit losses	501,358	26,382	527,740
Other	17,496	7,301	24,797
Total Assets	$533,612	$48,549	$582,161

Liabilities
Deposits	$4,160	$6,297	$10,457
Long-term borrowings	-	2,181	2,181
Other	5,019	2,894	7,913
Total Liabilities	$9,179	$11,372	$20,551

Note 10.  Segment Information

The Company derives its income primarily from credit card finance charges and fees, cardholder service product sales, servicing fees and excess servicing on securitized loans.  Because it retains interests in the loans that it securitizes, the Company has some exposure to the performance of these securitized loans.  Accordingly, the Company analyzes its financial performance on a managed basis.  Segment information is presented below on the managed loan portfolios.  “Managed” financial information is adjusted financial information that includes the impact of securitized loan balances, credit losses related to those securitized loans, and the related finance charge and fee income on key aspects of the Company’s GAAP-basis financial information, such as net income and credit losses.

Three months ended (dollars in thousands)	Total Managed	Securitization Adjustment	Total Reported
March 31, 2002
Interest income	$1,257,662	$(725,327)	$532,335
Interest expense	295,326	(88,271)	207,055
Net interest income	962,336	(637,056)	325,280
Provision for credit losses	1,483,096	(603,017)	880,079
Net interest income after provision for credit losses	(520,760)	(34,039)	(554,799)
Non-interest income	1,079,141	34,039	1,113,180
Non-interest expense	547,084	—	547,084
Income from continuing operations before income taxes	11,297	—	11,297
Income tax expense	4,462	—	4,462
Income from continuing operations	6,835	—	6,835
Income from discontinued operations—net of related taxes	3,184	—	3,184
Net income	$10,019	$—	$10,019

Ending loans outstanding	$22,143,880	$(12,230,652)	$9,913,228

Total assets	$28,993,506	$(10,264,790)	$18,728,716

March 31, 2001
Interest income	$1,309,821	$(597,832)	$711,989
Interest expense	428,366	(204,098)	224,268
Net interest income	881,455	(393,734)	487,721
Provision for credit losses	714,768	(303,173)	411,595
Net interest income after provision for credit losses	166,687	(90,561)	76,126
Non-interest income	782,088	90,561	872,649
Non-interest expense	559,485	—	559,485
Income from continuing operations before income taxes	389,290	—	389,290
Income tax expense	153,756	—	153,756
Income from continuing operations	235,534	—	235,534
Loss from discontinued operations—net of related taxes	(6,916)	—	(6,916)
Cumulative effect of change in accounting principle—net of related taxes	1,846	—	1,846
Net income	$230,464	$-	$230,464

Ending loans outstanding	$28,118,050	$(13,905,145)	$14,212,905

Total assets	$33,219,122	$(13,307,557)	$19,911,565

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company.  It should be read in conjunction with our historical financial statements included in this Quarterly Report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2001.  Our historical financial statements may not be indicative of our future performance.  Certain prior period amounts included in the tables herein have been reclassified to conform to the 2002 presentation, which excludes our discontinued operations in the United Kingdom and Argentina.

Introduction and Recent Developments

Through our subsidiaries we provide credit card and deposit products to customers throughout the United States.  Our lending and deposit taking activities are conducted primarily through Providian National Bank (“PNB”) and Providian Bank (“PB”).  Providian Bancorp Services (‘‘PBS’’) performs a variety of servicing activities in support of PNB, PB and other affiliates.

We generate revenue primarily through finance charges assessed on outstanding loan balances, through fees paid by customers related to account usage and performance (such as late, overlimit, cash advance, processing, and annual membership fees), and from the sale of various cardholder service products.  We receive interchange fees from bankcard associations based on the purchase activity of our credit card customers.  In addition, we earn revenue on our investments held for liquidity purposes and servicing fees and excess servicing on securitized loans.

Our primary expenses are asset funding costs (including interest), credit losses, operating expenses (including salaries and employee benefits, advertising and solicitation costs, data processing, and communication costs), and income taxes.

Accounting Policies.  Our financial statements are prepared in accordance with GAAP.  Our key accounting policies are summarized in “Overview of Significant Accounting Policies” in our annual report to shareholders included in Exhibit 13 of our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Shareholders Report”).

Managed Financial Information.  We service (or manage) the loans that we own and the loans that we have sold through our securitizations.  Loans that have been securitized are not considered to be our assets under GAAP and, therefore, are not shown on our balance sheet.  However, we typically retain interests in the securitized loan pools, and thus we still have a financial interest in and exposure to the performance of the securitized loans.  Because the securitized loans continue to affect future cash flows, it is our practice to analyze our financial performance on a “managed” basis.  “Managed” financial information is adjusted financial information that includes the impact of securitized loan balances, credit losses related to those securitized loans, and the related finance charge and fee income on key aspects of our GAAP-basis financial information, such as net interest income and credit losses.  Managed financial information is not GAAP compliant, does not reverse all of the changes in our financial statements that result from securitizations (for example, gain on sale and allowance for credit losses), and is not meant to be a comprehensive restatement of our financial statements.

Funding.  We fund our business through a variety of funding sources.  The majority of our funding is provided by deposits, securitizations and debt issuances.  The deterioration of our financial performance and asset quality and downgrades by credit rating agencies since our third quarter 2001 earnings announcement have adversely affected our ability to attract deposits, obtain additional securitization funding and borrow funds from other sources, and have resulted in an increase in our funding costs.  For a more detailed discussion of our funding program, see “—Funding and Liquidity.”

Capital Plan and Related Regulatory Matters.  Our banking subsidiaries have entered into written agreements with their regulators, we have entered into written agreements with our banking subsidiaries, and our banking subsidiaries have submitted Capital Plans accepted by their regulators, as described under “Our Capital Plan and Other Regulatory Matters” in our 2001 Annual Shareholders Report.  As of March 31, 2002, our banking subsidiaries met their commitments under the Capital Plan to achieve the capital ratio goals for that date set forth in the Capital Plan.  See “—Capital Adequacy.”

Recent Developments.  Our first quarter 2002 financial results reflect actions taken to reduce credit risk, refocus  our marketing strategy, and further strengthen our balance sheet.  The actions taken this year include:

•                  Completion of the sale of our interests in the Providian Master Trust on February 5, 2002.  This transaction resulted in cash proceeds of approximately $2.8 billion and a first quarter after-tax gain of approximately $242 million.  During the fourth quarter of 2001, loan loss reserves related to these assets were reduced by approximately $60 million after-tax as a result of designating these assets as held for sale.

•                  The agreements entered into on April 15, 2002 with two limited liability companies formed by affiliates of Goldman, Sachs & Co., Salomon Smith Barney, CardWorks, Inc. and CompuCredit Corporation to initiate a structured sale of approximately $2.6 billion in higher risk receivables.  At the end of the first quarter of 2002, we designated these loans as held for securitization or sale and reduced their book value, net of the related allowance, to reflect the anticipated sales price.  This resulted in an after-tax loss of approximately $240 million recognized during the first quarter of 2002.

•                  Strengthening our executive management team by hiring Anthony Vuoto as Chief Financial Officer.

•                  Continuation of workforce reductions during the quarter, which resulted in the elimination of approximately 800 jobs and a related charge in the first quarter of 2002 of approximately $17 million.  Since announcing our five-point plan in October 2001, we have reduced our total workforce by approximately 24%.

•                  Completion of the sale of our United Kingdom operations on April 18, 2002. This sale generated proceeds of over $600 million.  The after-tax gain of approximately $60 million from the sale will be reflected in our second quarter 2002 results.

•                  Completion of the sale of our Argentina operations on May 10, 2002.  After charges recognized in the fourth quarter of 2001, we expect to record a modest gain on the sale.

Earnings Summary

Net income for the three months ended March 31, 2002 and 2001 is presented in the following table:

	Three months ended March 31,
	2002	2001
Income from continuing operations	$6.8	$235.6
Income (loss) from discontinued operations	3.2	(6.9)
Cumulative effect of change in accounting principle	—	1.8
Net Income	$10.0	$230.5

Income from continuing operations declined to $6.8 million for the three months ended March 31, 2002 from $235.6 million during the same period in 2001.  The principal reason for the decrease was an increase in net credit losses, reflecting continued weakness in the economy and the deterioration in the credit quality of our loans. The deterioration in the credit quality of our loans was in line with our expectations, as managed net credit losses increased to $1.02 billion for the three months ended March 31, 2002, an increase of $373.9 million over the same period in 2001. In addition, we realized a gain of approximately $402 million on the sale of our interests in the Providian Master Trust and we realized a charge of approximately $388 million to adjust the higher risk portfolio held for sale to fair value and a charge of $15 million in related transaction fees.

As of March 31, 2002, managed credit card loans, which include reported and securitized loans, were $22.13 billion, a decrease of $5.97 billion, or 21%, from the balance at March 31, 2001.  This decline in managed credit card loans was primarily due to the transfer of nearly $8 billion in managed loans receivable included in the Providian Master Trust in February 2002.

For the three months ended March 31, 2002, managed net interest income increased 9% to $962.3 million, compared to $881.5 million for the first quarter of 2001.  Our managed net interest margin on loans increased to 14.45% for the first quarter of 2002, compared to 12.78% for the same period in 2001.  For the first quarter of 2002, the managed net credit loss rate was 15.05%, compared to 12.70% and 9.37% for the fourth and first quarters of 2001.  The 30+ day managed delinquency rate as of March 31, 2002 increased to 10.22% from 8.81% as of December 31, 2001.  The increase in yields, losses and delinquency rates reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our managed portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans.

The managed non-interest income for the quarter ended March 31, 2002 was $1.08 billion.  Excluding the $401.9 million gain from the sale of our interests in the Providian Master Trust, managed non-interest income decreased $104.9 million, from $782.1 million during the first quarter of 2001.  This decrease reflects lower credit product fee income.  Year over year, managed non-interest expense decreased $12.4 million to $547.1 million in the first quarter of 2002, primarily due to a reduction in solicitation expenses.

Our return on managed assets was 0.12% for the first quarter of 2002, down from 2.93% for the same period in 2001.  The return on equity of 2.04% for the first quarter of 2002 was down from 43.52% for the same period in 2001.

Managed Consumer Loan Portfolio and the Impact of Securitization

We securitize consumer loans in order to diversify funding sources and to manage our cost of funds.  For additional discussion of our securitization activities, see “—Funding and Liquidity.” Securitized loans sold to investors are not considered our assets and therefore are not shown on our balance sheet.  It is, however, our practice to analyze our financial performance on a managed basis because the impact of securitized loans continues to affect future cash flows.  To perform this analysis, we use an adjusted income statement and adjusted statements of financial condition, which add back the effect of securitizations.

The following table summarizes our managed loan portfolio:

	Three months ended March 31,
(dollars in thousands)	2002	2001
Period-End Balances
Reported consumer loans	$9,913,228	$14,212,905
Securitized consumer loans	12,230,652	13,905,145
Total managed consumer loan portfolio	$22,143,880	$28,118,050

Average Balances
Reported consumer loans	$11,757,911	$14,004,365
Securitized consumer loans	15,245,763	13,425,071
Total average managed consumer loan portfolio	$27,003,674	$27,429,436

Operating Data and Ratios
Reported:
Average earning assets	$16,427,334	$16,957,954
Return on average assets	0.21%	4.94%
Net interest margin on earning assets (1)	7.92%	11.50%
Managed:
Average earning assets	$31,673,097	$30,383,025
Return on average assets	0.12%	2.93%
Net interest margin on earning assets (1)	12.15%	11.60%

____________________

(1)    Net interest margin is equal to net interest income divided by average earning assets.

Financial Statement Impact.  Our outstanding securitizations are treated as sales under GAAP.  We receive the proceeds of the sale, and the securitized loans and related allowances are removed from our balance sheet.  In certain cases, we have retained an interest in the securitized pool of assets that is subordinate to the interests of third party investors.  As the holder of a subordinated interest, we retain a right to receive collections allocated to the subordinated interest after payments to senior investors.  Certain events result in the excess cash flow being used to fund spread accounts, which we also retain an interest in.  Subordinated retained interests and spread accounts are recorded at estimated fair value, which is less than the face amount, and are included in “due from securitizations” on our balance sheet.  At least quarterly, we adjust the valuation of our retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to key estimates that we make. These adjustments are reflected in servicing and securitization income.

At the time we enter into a securitization, we recognize an “interest-only strip receivable” asset, which is the present value of the estimated excess servicing income during the period the securitized loans are projected to be outstanding.  “Excess servicing income” refers to the net positive cash flow from finance charge and fee revenues generated by the securitized loans less the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses.

We recognize a net gain or loss on our income statement when we enter into a securitization, based on: the income recognized from the release of reserves related to the securitized loans; the value of the interest-only strip recorded at the time of the securitization; the discount recognized at the time of the securitization in recording the fair value of any retained subordinated interests; and the expenses related to the consummation of the securitization transaction.

During the revolving period of a securitization, no principal payments are made to the investors.  Instead, monthly principal payments received on the loans are used to purchase replacement loans receivable, and we recognize additional interest-only strips receivable.  Excess servicing revenue is recognized each month, through the accretion of interest-only strips receivable and, to the extent the amounts received exceed the related interest-only strip receivable, as servicing and securitization income.  During the amortization or accumulation period of a securitization, principal payments are either made to investors or they are held in an account for accumulation and later distribution to investors.

When loans are securitized, we retain a “seller’s interest” generally equal to the total amount of the pool of loans included in the securitization less the investors’ portion and our subordinated retained interests in those loans.  As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller’s interest will vary.  The seller’s interest is classified as loans receivable at par on our balance sheet.  At March 31, 2002, we maintained an allowance for credit losses, as well as a valuation allowance for uncollectible finance charges and fees, on the seller’s interest.  Periodically, we may be required to transfer new loans into a securitized pool in order to maintain the seller’s interest above a minimum required by the securitization documents.

We continue to service the accounts included in the pool of securitized loans and earn a monthly servicing fee, which is generally offset by the servicing costs we incur.  Accordingly, servicing assets or liabilities have not been recognized in connection with our securitizations.

The ongoing effect of securitization accounting on our income statement includes a reduction in net interest income and the provision for credit losses, and an increase in non-interest income.  For the three months ended March 31, 2002 and 2001, securitization accounting had the effect of reducing net interest income by $637.1 million and $393.7 million; reducing the provision for credit losses by $603.0 million and $303.2 million; and increasing non-interest income by $34.1 million and $90.5 million.  Unamortized loan acquisition costs are expensed upon securitization.  Credit losses on securitized loans are reflected as a reduction of servicing and securitization income rather than a reduction of the allowance for credit losses.  Therefore, our provision for credit losses is lower than if the loans had not been securitized.

If certain early amortization events specified in the securitization documents were to occur, principal collections from the securitized receivables would be applied to repay the related securitization funding before the commencement of the scheduled amortization period.  These early amortization events include excess spread triggers (based on a formula that takes into account finance charge and fee yield, interest, servicing and other administrative costs and credit losses allocated to a particular series), certain breaches of representations, warranties or covenants, insolvency or receivership, servicer defaults, and, in more recent series, early amortization events relating to credit ratings, regulatory capital, and early amortization with respect to our other securitization transactions.  Early amortization of a securitization transaction increases the seller’s interest and could thereby require us to maintain additional regulatory capital and establish credit loss reserves, which could negatively impact our financial results and liquidity.  As a result of the recent deterioration in the performance of our loan portfolio, there is an increased risk that an early amortization event based on excess spread triggers could occur with respect to some of the series of the Providian Gateway Master Trust.

In the fourth quarter of 2001, we completed the $1.15 billion restructuring of Providian Gateway Master Trust Series 2000-D and the $1.0 billion Providian Gateway Master Trust Series 2001-J securitization.  In these securitizations, early amortization can be triggered by: a downgrade in PNB’s credit rating below BB-/Ba3 unless PNB has entered into a back-up servicing agreement with a back-up servicer satisfactory to the investors within 60 days of the downgrade; the failure of PNB to be “well capitalized” as shown on its Call Report beginning with the quarter ending March 31, 2002; or an early amortization with respect to any of our other Providian Gateway Master Trust securitizations. In addition, early amortization of the Series 2000-D securitization can be triggered by a downgrade of the Class B certificates below their current rating of A/A2 if a specified percentage of the investors declare the downgrade to be an amortization event. As of the date of this report, none of these trigger events has occurred. In the Providian Gateway Master Trust, substantially all the receivables currently bear interest at fixed rates while all the outstanding securitizations of that Trust bear interest at floating rates of interest.  We are taking steps to convert several billion dollars of the receivables in the Trust to variable rate pricing.  Should interest rates rise substantially, excess servicing could be adversely affected.

Cash Flow Impact.  When loans are securitized, we receive cash proceeds from investors net of up-front transaction fees and expenses.  We use these proceeds to reduce alternative funding liabilities, invest in short-term liquid investments, and for other general corporate purposes.  The investors’ share of finance charges and fees received from the securitized loans is collected each month and used to pay investors for interest and credit losses, to pay us for servicing fees and to pay other third parties for credit enhancement costs, and other transaction expenses.  Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to us.  Certain negative events, such as deterioration of excess servicing below certain specified levels, result in the excess cash flow being retained in the securitization through the funding of spread accounts as additional credit enhancement rather than remitted back to us.  As a consequence of our credit rating downgrades in late 2001 and projected increases in spread account funding requirements, approximately $600 million of Providian Gateway Master Trust collections constituting excess servicing is currently expected to be used to fund spread accounts during 2002.  Of this amount, approximately $200 million was funded in these spread accounts during the first quarter of 2002. The amount expected to be funded will change from time to time, depending on securitization maturities and the performance of the securitized loans.

During the revolving period of a securitization, the investors’ share of monthly principal collections and certain finance charge and fee collections are used to purchase replacement loans receivable from us.  During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a specified amount each month) is either distributed each month to the investors or held in an account for accumulation and later distribution to the investors.

Our right to receive excess finance charges and fees and principal collections allocated to a series of investor securities is, in some cases, subject to the prior right of other investors in other series of a master trust to use such collections to cover shortfalls.

We use risk adjusted revenue (net interest income on loans plus non-interest income less net credit losses) as a measure of loan portfolio profitability, consistent with our goal of matching the revenue generated by customer accounts with the risks undertaken.  Risk adjusted revenue may also be expressed as a percentage of average consumer loans, in which case it is referred to as risk adjusted return.

Managed risk adjusted revenue and return on loans for the three months ended March 31, 2002 were $1.04 billion and 15.38%, compared to $1.02 billion and 14.82% for the same period in 2001.  Increased net interest income offset by higher net credit losses during the first quarter of 2002 resulted in a slight increase in managed risk adjusted revenue and return.

Net Interest Income and Margin

Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings.  Managed net interest income also includes interest earned from securitized loans less securitization funding costs.

Managed net interest income for the three months ended March 31, 2002 was $962.3 million, compared to $881.5 million for the same period in 2001, representing an increase of $80.9 million, or 9%.  This increase was primarily attributable to lower funding costs and higher yields related to the change in the loan portfolio mix during the first quarter of 2002 reflecting the sale of our interests in the Providian Master Trust.  Managed net interest margin on average managed earning assets increased to 12.15% for the three months ended March 31, 2002, from 11.60% for the same period in 2001.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2002 and 2001 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended March 31,
	2002			2001
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Yield/ Rate	Balance	Expense	Yield/ Rate
Assets
Interest-earnings assets
Consumer loans	$11,757,911	$488,085	16.60%	$14,004,365	$665,589	19.01%
Interest-earning cash	1,577,703	7,093	1.80%	163,652	2,197	5.37%
Federal funds sold	1,280,120	5,609	1.75%	603,758	8,281	5.49%
Investment securities	1,390,302	17,645	5.08%	2,186,179	35,922	6.57%
Other	421,298	13,903	13.20%	—	—	—
Total interest-earning assets	16,427,334	$532,335	12.96%	16,957,954	$711,989	16.79%
Allowance for loan losses	(1,969,281)			(1,492,931)
Other assets	4,816,994			3,178,242
Total assets	$19,275,047			$18,643,265

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,752,470	$195,303	5.30%	$13,176,526	$204,765	6.22%
Borrowings	1,055,507	11,752	4.45%	1,480,636	19,503	5.27%
Total interest-bearing liabilities	15,807,977	$207,055	5.24%	14,657,162	$224,268	6.12%
Other liabilities	1,400,412			1,756,815
Total liabilities	17,208,389			16,413,977
Capital securities	104,332			111,057
Equity	1,962,326			2,118,231
Total liabilities and equity	$19,275,047			$18,643,265

Net Interest Spread			7.72%			10.67%
Interest income to average interest-earning assets			12.96%			16.79%
Interest expense to average interest-earning assets			5.04%			5.29%
Net interest margin			7.92%			11.50%

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

	Three months ended March 31,
	2002 vs. 2001
	Increase (Decrease)	Change due to (1)
(dollars in thousands)		Volume	Rate

Interest Income
Consumer loans	$(177,504)	$(99,147)	$(78,357)
Federal funds sold	(2,672)	5,359	(8,031)

Other securities	522	9,901	(9,379)
Total interest income	(179,654)	(83,887)	(95,767)

Interest Expense
Deposits	(9,462)	22,869	(32,331)
Borrowings	(7,751)	(5,027)	(2,724)
Total interest expense	(17,213)	17,842	(35,055)
Net interest income	$(162,441)	$(101,729)	$(60,712)

____________________

(1)

The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.  The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

Non-interest income during the first quarter of 2002 consisted primarily of servicing and securitization income, credit product fee income and the gain from the sale of our interests in the Providian Master Trust.  Total non-interest income, excluding the gain on sale, decreased 18%, or $161.3 million, to $711.3 million for the three months ended March 31, 2002, compared to $872.6 million for the same period in 2001.  This decrease in non-interest income was primarily attributable to lower credit product fee income that was partially offset by increased servicing and securitization income.

Servicing and Securitization Income.  Servicing and securitization income relates primarily to securitized loans.  It includes a servicing fee, which generally offsets our cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see “—Managed Consumer Loan Portfolio and the Impact of Securitization”).

As of March 31, 2002, securitizations outstanding provided $10.26 billion in funding, representing 40% of total managed funding, compared with $13.31 billion, or 42%, as of March 31, 2001.  A more detailed discussion of our funding sources and the role of securitization activities is set forth in “—Funding and Liquidity.”

Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for credit losses and servicing expense, it will vary based upon the same factors that affect those items.  Thus, changes in net credit losses (see “—Asset Quality —Net Credit Losses”) and changes in interest rates will cause excess servicing income to vary (see “—Asset/Liability Risk Management”).

For the three months ended March 31, 2002, servicing and securitization income was $320.3 million, an increase of $74.5 million over the $245.8 million earned during the first quarter of 2001.  Higher average securitized loans outstanding in the first quarter of 2002 resulted in higher servicing and excess servicing income, but this increase was partially offset by discounts taken on retained interests required in connection with securitization activity.

Credit Product Fee Income.  Credit product fee income includes performance fees (late, overlimit and returned check charges), annual membership fees, cash advance fees, line management fees, and processing fees, all of which are generally recorded as fees receivable.  Credit product fee income also includes revenue from cardholder service products, which are generally recorded as fee revenue if billed monthly and as customer purchases if billed annually or semi-annually.  Cardholder service product and annual membership revenue is recognized ratably over the customer privilege period.  Credit product fee income also includes interchange fees received from bankcard associations.

For the three months ended March 31, 2002 and 2001, credit product fee income was $344.9 million and $580.2 million.  This decrease reflects the change of our marketing focus away from the standard segment, the sale of our interests in the Providian Master Trust, which resulted in lower interchange fees, and lower cardholder service product and annual membership revenue.

Non-interest Expense

Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense.  Salary and benefit costs include staffing costs associated with marketing, customer service, collections, and administration.  Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products.  Advertising costs and the majority of solicitation expenses are expensed as incurred.  In accordance with GAAP, we capitalize only the direct loan origination costs associated with successful account acquisition efforts, after they are reduced by up-front processing fees.  Capitalized loan origination costs are amortized over the customer privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense upon securitization.  For the three months ended March 31, 2002 and 2001, we amortized loan origination costs of $14.7 million and $12.5 million.  Total loan solicitation and advertising costs, including amortized loan origination costs, were $108.7 million and $144.6 million for the three months ended March 31, 2002 and 2001.  This decrease in loan solicitation costs reflects a reduction in the volume of customer mailings as we changed our marketing strategy to focus on the middle and prime market segments and began testing new product offerings.  In addition, in the first quarter of 2002 we recorded a $16.7 million charge in connection with workforce reductions and a $15 million charge related to the planned sale of higher risk receivables.

Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments.  The following table presents non-interest expense for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
(dollars in thousands)	2002	2001
Non-Interest Expense
Salaries and employee benefits	$165,018	$175,049
Solicitation and advertising	108,682	144,632
Occupancy, furniture, and equipment	53,232	51,837
Data processing and communication	49,286	53,697
Other	170,866	134,270
Total	$547,084	$559,485

Income Taxes

We recognized income tax expense of $6.5 million and $150.5 million for the three months ended March 31, 2002 and 2001.  Our effective tax rate was 39.5% for the three months ended March 31, 2002 and 2001.

Asset Quality

Our delinquencies and net credit losses reflect, among other factors, the credit quality of loans, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection efforts, and general economic conditions.  Initially, credit quality is primarily determined by the characteristics of the targeted segment and the underwriting criteria utilized during the credit approval process.  Subsequently, account management efforts, seasoning, demographic, and economic conditions will impact credit quality.

Except for loans that are restructured under our consumer debt management program, which are charged off no more than 120 days after they become contractually past due, our policy is to recognize principal charge-offs on loans no more than 180 days after they become contractually past due.  Accountholders may cure account delinquencies by making a partial payment that qualifies under our standards and applicable regulatory requirements.  We batch notifications of customers who have declared bankruptcy or died and charge off the related amounts once a month.

At the time a loan is charged off, any accrued but unpaid finance charge and fee income is removed from our loan balances but is maintained on the customer’s record in the event of a future recovery.  After a loan is charged off, we continue collection activity to the extent legally permissible.  Any collections on, or proceeds from the sale of, charged off loans are recognized as recoveries, and are offset against current period charged off balances to determine net credit losses.

                Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date.  The 30+ day delinquency rate on managed loans was 10.22% as of March 31, 2002, compared to 8.81% as of December 31, 2001 and 7.65% as of March 31, 2001. In addition to overall loan seasoning, the increase in managed delinquency rates reflects the deterioration of the credit quality of our loan portfolio and the sale of the Providian Master Trust, which increased the percentage of our customers in the standard and middle market segments.

The 30+ day delinquency rate on reported loans was 8.32% as of March 31, 2002, compared to 7.58% as of December 31, 2001, and 8.92% as of March 31, 2001.  The increase from December 31, 2001 to March 31, 2002 reflects the overall change in the loan portfolio composition resulting from the sale of our interests in the Providian Master Trust. The decrease in reported delinquencies year over year is a result of the change in the estimate of uncollectible finance charges and fees subsequent to March 31, 2001.

The sale of our interests in the Providian Master Trust had a greater effect on managed delinquency rates than on reported delinquency rates, because the loans related to the Providian Master Trust represented a larger percentage of managed loans than of reported loans.

The following table presents the delinquency trends of our reported and managed consumer loan portfolios as of March 31, 2002 and 2001:

	March 31,
	2002		2001
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans

Reported
Loans outstanding (1)	$10,881,235	100.00%	$14,206,559	100.00%
Loans delinquent
30 — 59 days	$286,575	2.63%	$368,503	2.59%
60 — 89 days	206,075	1.89%	289,726	2.04%
90 or more days	413,163	3.80%	609,430	4.29%
Total	$905,813	8.32%	$1,267,659	8.92%

Managed
Loans outstanding (1)	$23,111,887	100.00%	$28,111,704	100.00%
Loans delinquent
30 — 59 days	$670,325	2.90%	$636,617	2.26%
60 — 89 days	509,754	2.21%	483,764	1.72%
90 or more days	1,181,527	5.11%	1,030,658	3.67%
Total	$2,361,606	10.22%	$2,151,039	7.65%

____________________

(1)    Loans outstanding include loans held for sale at par, and exclude SFAS No. 133 market value adjustments.

Net Credit Losses.  Net credit losses for consumer loans represent the principal amount of losses from customers who have not paid their existing loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries (i.e., collections on previously charged off accounts).  The principal amounts of such losses include cash advances, purchases, and certain financed cardholder service product sales, and exclude accrued finance charge income, fee income, and fraud losses.  Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 60 days.  Our goal when pricing for finance charge and fee levels on customer accounts is to factor in expected higher credit loss rates for higher risk segments of our loan portfolio.

The managed net credit loss rate was 15.05% for the three months ended March 31, 2002 and 9.37% for the same period in 2001.  As expected, our managed net credit loss rate trended up over the course of the first quarter of 2002, reaching 17.64% for the month of March. While we are experiencing currently favorable delinquency trends, we believe that losses will remain relatively high throughout the remainder of 2002.

The following table presents our net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended March 31,
(dollars in thousands)	2002	2001
Reported
Average loans outstanding (1)	$11,769,464	$14,004,365
Net credit losses (2)	$413,235	$339,227
Net credit losses as a percentage of average loans outstanding	14.04%	9.69%

Managed
Average loans outstanding (1)	$27,015,227	$27,429,436
Net credit losses (2)	$1,016,252	$642,397
Net credit losses as a percentage of average loans outstanding	15.05%	9.37%

____________________

(1)        Average loans outstanding includes loans held for securitization or sale at par.

(2)        Excludes fair value adjustment on loans held for sale.

Allowance and Provision for Credit Losses.  We maintain our allowance for credit losses at a level estimated to be adequate to absorb future principal charge-offs, net of recoveries, inherent in the existing reported loan portfolio.  The allowance for credit losses is maintained for reported loans only (see “—Managed Consumer Loan Portfolio and the Impact of Securitization”).  Accordingly, the entire allowance is allocated to designated portfolios or pools of our reported loans.

The allowance for credit losses is established through analysis of historical credit loss trends and reviews of current loss expectations that incorporate general economic conditions that may impact future losses.  Loans are segregated by product type into general risk classifications by market segment.  Quantitative factors (including historical delinquency roll rates, historical credit loss rates, customer risk scores, and other data) are used to prepare comparative evaluations of the allowance for credit losses.

In addition to the allowance for credit losses quantified through the review of historical and current portfolio characteristics, additional  provisions for credit losses are recorded to address general credit risk factors.  The general credit risk factors are consistent with applicable bank regulatory guidelines and include assessment of general macroeconomic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures, among other factors.  Also, we compare allowances established in prior periods with subsequent actual credit losses and perform peer group comparative analyses of lagged loss rates to coverage ratios.

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2002	2001

Balance at beginning of period	$1,932,833	$1,436,004
Provision for credit losses	491,849	411,595
Fair value adjustment — loans available for sale	388,230	—
Credit losses	(451,030)	(371,154)
Recoveries	37,795	31,927
Transfer of loans to available for sale	(985,943)	—
Balance at end of period	$1,413,734	$1,508,372

Allowance for credit losses to loans at period-end	17.06%	10.61%

Reported loan balance (1)	8,288,825	14,212,905

____________________

(1)    The 2002 loan balance excludes SFAS No. 133 market value adjustments of $17.9 million.

The allowance for credit losses was $1.41 billion, or 17.06% of reported loans, as of March 31, 2002, from $1.93 billion, or 16.76% of reported loans, as of December 31, 2001 and $1.51 billion, or 10.61% of reported loans, as of March 31, 2001.  The year over year increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses after adjusting our loan mix for the sales of our interests in the Providian Master Trust and the higher risk portfolio. The overall decrease in the allowance for credit losses as a dollar amount reflects the transfer of higher risk loans to held for securitization or sale (see “—Risk Adjusted Return and Revenue”).  As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effects of our middle and prime marketing strategy, the amount of the allowance and the ratio of the allowance for credit losses to loans may be adjusted.

Funding and Liquidity

We seek to fund our assets through a diversified mix of funding products designed to appeal to a broad range of investors, with the goal of generating funding at the lowest cost available to us while maintaining liquidity at prudent levels and managing interest rate risk.

The primary goal of our liquidity management is to provide funding to support our operations in varying business environments.  We employ multiple strategies, including diversification of funding sources, dispersion of maturities, and maintenance of a prudent investment portfolio and cash balances.

Since our third quarter 2001 earnings announcement, our debt ratings and those of PNB have been downgraded. These downgrades have had and, together with any future downgrades, may continue to have a negative effect on our ability to obtain funding.  In addition, access to funding has been and may continue to be at a higher cost and on terms less favorable to us than those previously available to us, as we continue to experience the effects of the deterioration in our financial performance and asset quality.

Our current long-term senior debt ratings are as follows:

	Standard & Poors(1)	Moody’s Investors Service(2)	Fitch IBCA Duff & Phelps(2)

Providian Financial Corporation	B	B2	B+

Providian National Bank	BB-	Ba3	BB-

____________________

(1)    Stable outlook.

(2)    Negative ratings outlook.

During the first quarter of 2002, our liquidity position (cash and cash equivalents, federal funds sold and securities purchased under resale agreements, and available-for-sale investment securities) increased by approximately $2.25 billion to end the first quarter at $5.63 billion.  This increase was primarily due to the proceeds from the sale of our interests in the Providian Master Trust and consumer loan repayments, offset by a reduction in securitization funding related to the sale of the Providian Master Trust, normal operating cash needs and deposit maturities in excess of new deposits

As part of our commitment to meet our goals under the Capital Plan, which we described in our 2001 Annual Shareholders Report, management continues to implement measures to maintain strong levels of liquidity.  As of April 30, 2002, our liquidity position was approximately $6 billion.  This balance includes proceeds of $600 million from the sale of our United Kingdom operations. We are also working to complete the sale of a portfolio of higher risk credit card receivables projected to close during the second quarter of 2002.

In addition, under the capital assurances and liquidity maintenance agreements we entered into with our banking subsidiaries, which we also described in our 2001 Annual Shareholders Report, we have agreed to provide liquidity support to them.  Our agreements with the banks to provide capital and liquidity support exempt certain near-term cash obligations of the parent, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the Providian Capital I 9.525% capital securities.  In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from our obligations under the agreements.

Funding Sources and Maturities.  We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products.  Among the products we have used are direct and brokered deposits, money market accounts, asset-backed securities, term federal funds, and debt issuances.  Distribution channels include direct phone and mail, brokerage and investment banking relationships, and the Internet.

We offer maturity terms for our funding products that range up to 30 years.  Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuances in the securitization and capital markets.  We seek to maintain a balanced distribution of maturities and avoid undue concentration in any one period.  We monitor existing funding maturities and loan growth projections to manage liquidity levels to support maturities.

Given the downgrades in our credit ratings and deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted and our cost of funds has risen relative to our historical standards.

For the remainder of the year (May 1, 2002 through December 31, 2002), we have funding requirements for maturing deposits of $3.0 billion, maturing securitizations of $2.4 billion, and no debt maturities.  We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, new deposits, and proceeds from strategic asset sales, but we cannot assure you that this funding strategy will be successful.

Deposits.  Deposits decreased to $14.43 billion as of March 31, 2002 from $15.32 billion as of December 31, 2001.  The decrease in deposits during the first quarter of 2002 is primarily due to maturities of dealer deposits that were not replaced.  Our ability to attract retail deposits through the broker channel diminished after our third quarter 2001 earnings announcement. While still providing a substantial source of funding, we anticipate that during the remainder of 2002, and consistent with the Capital Plan, deposit issuances will be at lower levels than those we have experienced historically. We suspended offering new brokered deposits during January 2002. During the remainder of 2002, we expect to raise modest amounts of new brokered deposits while continuing to reduce our overall reliance on deposit funding.

The following table summarizes the contractual maturities of our deposits:

	March 31, 2002			December 31, 2001
(dollars in thousands)	Direct Deposits	Other Deposits	Total Deposits	Direct Deposits	Other Deposits	Total Deposits

Three months or less	$709,496	$307,676	$1,017,172	$672,361	$961,046	$1,633,407
Over three months through twelve months (1)	1,812,873	1,580,155	3,393,028	1,935,051	1,281,858	3,216,909
Over one year through five years	2,336,741	4,887,825	7,224,566	2,265,691	5,399,250	7,664,941
Over five years	21,887	1,646,061	1,667,948	29,433	1,687,232	1,716,665
Deposits without contractual maturity	1,122,559	—	1,122,559	1,086,204	39	1,086,243
Total Deposits	$6,003,556	$8,421,717	$14,425,273	$5,988,740	$9,329,425	$15,318,165

____________________

(1)                                  Maturities of deposits over three months through twelve months by quarter is as follows: third quarter 2002: $1.11 billion; fourth quarter 2002: $1.12 billion; first quarter 2003: $1.16 billion.

As of December 31, 2001, capital ratios for PNB were below the “well capitalized” levels as reported on its Call Report.  As a result PNB was only “adequately capitalized” and was therefore subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and was restricted from taking brokered deposits without a waiver from the FDIC.  PNB applied for and received the required waiver.  As of December 31, 2001, capital ratios for PB were above the “well capitalized” levels on a Call Report basis and PB was therefore not subject to such restrictions regarding deposit rates and brokered deposits.  See “—Our Capital Plan and Other Regulatory Matters,” “—Supervision and Regulation Generally—Federal Deposit Insurance Corporation Improvement Act of 1991" in our 2001 Annual Shareholders Report and “— Capital Adequacy” herein.  Restrictions on deposit rates may reduce the ability of our banking subsidiaries to raise deposits.

As of March 31, 2002, capital ratios for both PNB and PB were both above the “well capitalized” levels on a Call Report basis.  Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB and will not apply to either PNB or PB so long as they remain “well capitalized” on a Call Report basis.

Securitizations.  We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital.  Our securitizations have a widely dispersed range of maturity terms.  During the first quarter of 2002, we issued no new securitizations.

Securitizations may utilize commercial paper based conduit and other variable funding facilities that allow the funded amount to fluctuate. Conduit and other variable funding facilities are generally renewable annually.  Securitized funding under these facilities totaled $3.49 billion and $3.75 billion as of March 31, 2002 and 2001.  Given the deterioration in our credit profile, asset quality and liquidity position since our third quarter 2001 earnings statement, there is continuing uncertainty about our ability to renew these facilities.  The following table presents the amounts of these conduit and variable funding facilities expected to amortize or otherwise become payable, based on current projections and the amounts outstanding as of March 31, 2002, during the following quarters if the facilities are not renewed:

During the Quarter Ending	Amount (dollars in millions)
June 30, 2002	$50
September 30, 2002	1,132
December 31, 2002	738
March 31, 2003	1,374

In February 2002, we terminated a conduit securitization transaction which funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998.  Substantially all of the receivables released to us in connection with the termination of that securitization transaction are expected to be included in the sale of higher risk credit card receivables projected to close during the second quarter of 2002.

Term securitizations are issued with expected maturities of one year or more.  Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of March 31, 2002:

Amount Amortizing
Year	(dollars in millions)
2002(1)	$500
2003	711
2004	1,958
2005	1,928
2006	906
2007	553
2008	220

____________________

(1)	Amount amortizing during: second quarter 2002: $0; third quarter 2002: $321; fourth quarter 2002: $179; first quarter 2003: $0.

Given the deterioration in our financial performance and liquidity position since our third quarter 2001 earnings announcement, there has been increased pressure on our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities as existing funding amortizes.

Unsecured Funding Facilities.  The following table shows our unsecured funding facilities and corresponding outstanding amounts as of March 31, 2002:

	March 31, 2002
(in thousands)	Effective/ Issue Date	Facility Amount(1)	Outstanding	Final Maturity
Senior and subordinated bank note program (2)	2/98	$2,970,000	$202,367	2/13
Providian Financial shelf registration (3)	6/98	1,197,145	754,629	Various
Capital Securities	2/97	—	104,332	2/27

_____________________

(1)               Funding availability and/or funding costs are subject to market conditions and contractual provisions.

(2)               Available for new issuances only if debt is rated investment grade.  Facility Amount includes a sub-limit of $500 million for subordinated bank notes.  Bank notes currently outstanding under this program are all medium-term senior bank notes.

(3)               Outstanding securities issued under the shelf registration consist of two convertible debt offerings with earliest possible required principal payment dates beginning in August 2005 and February 2006.

The senior and subordinated bank note program was established by PNB and includes potential fixed or variable rate debt with maturities ranging from seven days to 15 years.  However, this program is available only for debt that is rated investment grade at the time of issuance and is therefore not currently available to us.  There can be no assurance that we will be able to successfully utilize this program in the future.

The principal source of funds for payment of dividends on our common stock is dividends received from our banking subsidiaries.  However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining prior regulatory consent.  See “Our Capital Plan and Other Regulatory Matters” in our 2001 Annual Shareholders Report.  Our banking subsidiaries do not currently have any plans to seek such approval.  In addition, our board of directors has suspended for an indefinite period the payment of quarterly cash dividends on our common stock.

Investments.  We maintain short-term liquidity through interest earning deposits with other banks, federal funds sold, money market mutual funds, securities purchased under resale agreements and similar arrangements, and other cash equivalents.  We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper.  Investment securities increased to $1.71 billion as of March 31, 2002 from $1.32 billion as of December 31, 2001.  Federal funds sold and securities purchased under resale agreements or similar arrangements increased to $3.54 billion as of March 31, 2002 from $1.61 billion as of December 31, 2001.

Capital Adequacy

Each of our banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator.  Core capital (Tier 1) consists principally of shareholders’ equity less goodwill.  Total risk-based capital (Tier 1 + Tier 2) includes a portion of the reserve for credit losses and other capital components.  Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is “well capitalized” or “adequately capitalized,” as set forth below:

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios

Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	> 10%	> 8% < 10%
Tier 1	Tier 1/Total risk-based assets	> 6%	> 4% < 6%
Leverage	Tier 1/Adjusted average assets	> 5%	> 4% < 5%

See “Our Capital Plan and Other Regulatory Matters” and “Our Capital Plan and Other Regulatory Matters—Capital Requirements” in our 2001 Annual Shareholders Report.  As of March 31, 2002, our banking subsidiaries’ capital ratios, as reported on their Call Reports, were as follows:

Capital Ratios

(Call Report Basis)

	Providian National Bank	Providian Bank
Capital Ratio
Total risk-based	12.75%	13.52%
Tier 1	11.09%	12.04%
Leverage	13.07%	6.04%

Pursuant to the Capital Plan, our capital is also evaluated under the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”).  See “Our Capital Plan and Other Regulatory Matters” and “Our Capital Plan and Other Regulatory Matters—Capital

Requirements” in our 2001 Annual Shareholders Report.  Application of the Subprime Guidance in the Capital Plan results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations.  The resulting capital ratios, after applying the Subprime Guidance, as of March 31, 2002, were as follows:

Capital Ratios

(Applying Subprime Guidance)

	Providian National Bank	Providian Bank
Capital Ratio
Total risk-based	9.46%	8.08%
Tier 1	8.06%	6.71%
Leverage	13.07%	6.04%

PNB and PB, on a combined basis (and PNB, prior to the planned merger of PNB and PB), committed in the Capital Plan to achieve, by March 31, 2002, a total risk-based capital ratio of at least 8% after applying the Subprime Guidance risk weightings and to achieve, by June 30, 2003, a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings.  As of March 31, 2002, PNB and PB, individually and on a combined basis, had total risk-based capital ratios exceeding 8% after applying the Subprime Guidance risk weightings.  Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth and changes in loan mix.  Growth in on-balance sheet receivables, combined with the growth in spread accounts relating to our securitizations, may result in the fluctuation of the banks’ total risk-based capital ratios, after applying the Subprime Guidance.  However, we expect that the recently completed sale of our interests in the Providian Master Trust and the completion of other strategic initiatives that are currently underway, as well as the generation of internal capital through the recognition of net income, will permit our banking subsidiaries, on a combined basis, to achieve a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings reflected in the Capital Plan by the required June 30, 2003 date.

The capital requirements and classifications of our banking subsidiaries are also subject to qualitative judgments by their regulators with respect to components, risk weightings, and other factors.  The banking regulators have the authority to require us to adhere to higher capital requirements.  This would necessitate increasing capital ratios by various means, including asset sales or equity issuances.  In addition, the strategic initiatives that we have taken, and those that we are in the process of taking or may take in the future, could have an impact on the capital requirements of our banking subsidiaries.

In accordance with the banking regulators’ risk-based capital standards, risk-based capital must be maintained for assets transferred with recourse in an amount no greater than the maximum amount of recourse for which a regulated entity is contractually liable.  This rule, known as the low-level recourse rule, applies to transactions accounted for as sales under GAAP in which a bank contractually limits its risk of loss or recourse exposure to less than the full effective minimum risk-based capital requirement for the assets transferred.  Low-level recourse transactions arise when a bank securitizes assets and uses contractual cash flows, retained subordinated interests, or other assets as credit enhancements.  Accordingly, our banking subsidiaries are required to hold risk-based capital equivalent to the maximum recourse exposure on the assets transferred, not to exceed the amount of risk-based capital that would be required if the low-level recourse rule did not apply.

In November 2001, the federal banking agencies published a final rule to revise the agencies’ regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banks to credit risk (the “residual interest rule”).  The residual interest rule adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strips.  This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization’s relative exposure to credit risk.  The final rule was effective January 1, 2002 for any transaction covered under the rule that settles on or after the effective date.  Banks that entered into transactions before the effective date may elect early adoption of any provision of the final rule or may delay application of the rule to those transactions until December 31, 2002.  Our banking subsidiaries elected early adoption of the residual interest rule effective January 1, 2002.

Specifically, the final rule amends the current capital standards by:  providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips that exceeds 25% of Tier 1 capital (concentration limit); and requiring “dollar-for-dollar” risk based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement).  As of March 31, 2002, PNB’s interest-only strips represented 12.6% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips.

Asset/Liability Risk Management

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings).  As a result, our earnings are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature, reprice, prepay or withdraw in a specific period.

Our receivables accrue finance charges at rates that are either fixed or float at a spread above the prime rate.  While our fixed rate credit card receivables have no stated maturity or repricing period, we generally may adjust the rate charged after providing the required notice to the customer.  Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate until maturity.  This asset/liability structure exposes us to two types of interest rate risk:  (a) repricing risk, which results from differences between the timing of rate changes and the timing of cash flows; and (b) basis risk, which arises from changing spread relationships between yield curves and indexes.

The principal objective of our asset/liability risk management activities is to monitor and control our exposure to adverse effects resulting from movements of interest rates over time.  We measure and manage interest rate risk individually for each banking subsidiary and on a consolidated basis, including both reported and managed assets and liabilities.  To measure exposure to interest rate changes, we use net interest income (NII) and market value of portfolio equity (MVPE) simulation analysis.

The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at March 31, 2002 using our interest rate risk model and takes into consideration our current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)	NII(2)	MVPE(3)
+200	(1.4)%	(4.0)%
Flat	0%	0%
-200	1.1%	4.0%

____________________

(1)	The information shown is presented on a consolidated managed asset/liability basis, giving effect to securitizations and related funding.
(2)	This column compares NII over twelve months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points.
(3)

This column compares MVPE in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points.  MVPE is defined as the present value of expected net cash flows from existing assets, liabilities, and off-balance sheet transactions.

As part of our interest rate risk measurement process, we estimate the repricing sensitivity of our fixed rate credit card loans.  The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates.  In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond our control.  As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes.  As of March 31, 2002, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months.  The table above should be viewed as our estimate of the general effect of broad and sustained interest rate movements on our net income and portfolio value, calculated as of March 31, 2002.

We generally seek to mitigate earnings volatility associated with interest rate movement by matching the modeled repricing characteristics of reported and managed assets and liabilities.  When matching the repricing characteristics of assets and liabilities is not possible or efficient, we generally seek to use derivative financial instruments, including interest rate swap and cap agreements, to reduce interest rate risk.  We do not trade derivatives or use derivatives to speculate on interest rates and we believe our use of such instruments is prudent and consistent with industry standards.

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates.  Our foreign currency exchange rate risk arises from investments in foreign subsidiaries and branches.  We use foreign exchange forward contracts to hedge foreign currency exchange rate risk.  At March 31, 2002, our foreign currency exposure included British pounds sterling and Argentine pesos.  Our British pound sterling exposure was substantially hedged, while the Argentine peso exposure increased because hedging vehicles were not available at a cost or on terms satisfactory to us.

The following table presents the notional amounts of interest rate swap and cap agreements in the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2002	2001

Interest Rate Swap Agreements
Beginning balance	$1,293,200	$1,375,476
Additions	—	1,017,500
Maturities	65,000	225,000
Ending balance	$1,228,200	$2,167,976

Interest Rate Cap Agreements
Beginning balance	$7,883	$13,625
Additions	—	—
Maturities	1,869	1,895
Ending balance	$6,014	$11,730

Notional amounts of interest rate swaps outstanding have decreased from the prior year, primarily as the need for hedging requirements declined in conjunction with a decrease in fixed rate loans.  As market conditions or our asset/liability mix change, we may increase or decrease the notional amount of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels.

We manage credit risk arising from derivative transactions through an ongoing credit review, approval, and monitoring process.  “Credit risk” for these derivative transactions is defined as the risk that a loss will occur as the result of a derivative counterparty defaulting on a contract when the contract is in a favorable economic position to us.  We may enter into master netting, market settlement, or collateralization agreements with derivative counterparties to further reduce the credit exposure arising from our hedging transactions.

Cautionary Statement Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections.  Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact.  Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; product development; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; acquisitions; one-time charges; extraordinary items; the ability to attract and retain key personnel; the impact of existing, modified, or new strategic initiatives; and international factors.  These and other risks and uncertainties are described in our annual report to shareholders included in Exhibit 13 of our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk Factors,” and are also described in other parts of our 2001 annual report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof.  We undertake no obligation to update any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Following the Company’s third quarter earnings announcements in October 2001, a number of lawsuits were filed.  These include Rule 10b-5 securities class actions filed in the District Court for the Northern District of California against the Company and certain of its executive officers and/or directors.  These actions allege that the Company and certain of its officers made false and misleading statements concerning the Company’s operations and prospects for the second and third quarters of 2001, in violation of federal securities laws.  The actions generally define the putative class as persons who acquired the Company’s stock between June 6 and October 18, 2001, and they seek damages, interest, costs and attorneys’ fees.  The actions have been consolidated, and no responsive pleading has been filed.

In addition, two shareholder derivative actions dated December 2001 and January 2002 were filed in California state court in San Francisco.  These actions generally seek redress against the members of the Company’s board of directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract and violation of state insider trading law.  The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys’ fees and other relief.  No responsive pleading has been filed.

Beginning in December 2001, several class action complaints were filed in the District Court for the Northern District of California against the Company and/or certain of its executive officers and directors regarding the Company’s 401(k) plan (the “Plan”).  The purported class generally comprises all persons who have participated in the Plan since as early as January 1, 2000.  The complaints allege, among other things, that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by encouraging participants to invest in the Company’s common stock, and restricting sales of the common stock held under the Plan, at a time when the common stock was an unsuitable Plan investment.  The complaints seek compensatory and punitive damages, attorneys’ fees and other relief.  No responsive pleading has been filed.

In other matters, in June 2000 the Company reached settlements with the San Francisco District Attorney, the California Attorney General and the Connecticut Attorney General, and Providian National Bank reached a settlement with the Office of the Comptroller of the Currency, regarding alleged unfair and deceptive business practices.  Under these settlements, the Company and certain subsidiaries of the Company, including Providian National Bank, agreed to make certain changes to their business practices and to pay restitution to customers, which resulted in a charge to earnings in 2000.  As part of the settlements, Providian National Bank stipulated to the issuance by the Comptroller of a Consent Order obligating Providian National Bank to make such changes, and the Company and certain of its subsidiaries stipulated to the entry of a judgment and the issuance of a permanent injunction effecting the terms of the settlement.

In December 2000, the Company reached an agreement to settle state and federal lawsuits alleging unfair and deceptive business practices that had been filed against the Company and certain of its subsidiaries, beginning in May 1999, by current and former customers of the Company’s banking subsidiaries.  Under the settlement, the Company and certain of its subsidiaries, including Providian National Bank, agreed to make payments to customers, which resulted in a charge to the Company’s 2000 earnings, and agreed to injunctive relief incorporating the same business practice changes included in the Company’s settlements with the Comptroller, the San Francisco District Attorney and the California and Connecticut Attorneys General.  The lawsuits covered by the settlement consist of: a consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the “Consolidated Action”) that was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank, and certain other subsidiaries of the Company; similar actions filed in other California counties that were transferred to San Francisco County and coordinated with the Consolidated Action; and several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, that were filed in federal courts (the”Multidistrict Action”) and transferred to the Eastern District of Pennsylvania.  The settlement received final state court approval in November 2001, and the Multidistrict Action was dismissed on March 14, 2002.  Approximately 6,400 class members opted out of participation in the settlement.

An additional class action, which contains substantially similar claims as those alleged in the Consolidated Action, is proceeding separately in state court in Bullock County, Alabama.  A class has been certified, and the Company has noticed its appeal.  The action includes purported class members who are also members of the settlement class in the Consolidated Action.  The Company believes that their claims have been released pursuant to the final judgment in the Consolidated Action.  Another class action, previously pending in state court in Cook County, Illinois, and containing substantially similar claims as those alleged in the Consolidated Action, was dismissed in April 2002.

In February 2002, the Company reached an agreement to settle a putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999 and transferred to the Eastern District of Pennsylvania, and arises out of alleged unfair business practices similar to the ones that were at issue in the Multidistrict Action and the Consolidated Action.  The complaints allege, in general, that the Company and certain of its executive officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results.  The putative class, which is alleged to have acquired the Company’s stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys’ fees.  The settlement, which was preliminarily approved by the court, totals $38 million and is expected to be funded by the Company’s insurance carriers.

Two shareholder derivative actions were filed in June and July 2000 in California state court in San Francisco and, in December 2000, a shareholder derivative lawsuit was filed in Delaware state court.  These actions seek redress against the members of the Company’s board of directors and certain executive officers and allege breach of fiduciary duty and corporate waste arising out of alleged unfair business practices similar to the ones that were at issue in the Multidistrict Action and the Consolidated Action.  These actions have also been consolidated, and the defendants have a motion to dismiss pending.

In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks.  The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act.  A number of similar lawsuits have since been filed in California and New York.  In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York.  In January 2001, the plaintiffs filed an amended consolidated complaint.  On March 21, 2002, the Company moved to dismiss the amended consolidated complaint.

In addition, the Company is commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of its activities.

Due to the uncertainties of litigation, the Company can give no assurance that it will prevail on all claims made against it in the lawsuits that it currently faces or that additional proceedings will not be brought.  While the Company believes that it has substantive defenses in the actions described above and intends to defend those actions vigorously, we cannot predict the ultimate outcome or the potential future impact on the Company of such actions.  The Company does not presently expect any of these actions to have a material adverse effect on its financial condition or results of operations, but can give no assurance that they will not have such an effect.

Item 2.  Exhibits and Reports on Form 8-K.

(a)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the first quarter of 2002:

The Company filed a report on Form 8-K on January 15, 2002 with respect to its managed net credit loss rate for the month ended December 31, 2001 and its 30+ day managed delinquency rate as of December 31, 2001.

The Company filed a report on Form 8-K on January 18, 2002 attaching a press release issued by its subsidiary Providian National Bank on January 16, 2002 announcing that it had agreed to sell its interests in the Providian Master Trust to a subsidiary of J.P.  Morgan Chase & Co.

The Company filed a report on Form 8-K on February 11, 2002 attaching a press release issued on February 7, 2002 announcing certain financial results for the fourth quarter 2001 and the fiscal year ended December 31, 2001 and attaching a transcript of the investors conference call held on February 7, 2002 in connection with such announcement.

The Company filed a report on Form 8-K on February 15, 2002 with respect to its managed net credit loss rate for the month ended January 31, 2002 and its 30+ day managed delinquency rate as of January 31, 2002.

The Company filed a report on Form 8-K on February 20, 2002 announcing that effective February 5, 2002, through its subsidiary Providian National Bank, it had sold its interests in the credit card receivables and other assets of the Providian Master Trust, and in the related credit card accounts, to Chase Manhattan Bank USA, National Association.

The Company filed a report on Form 8-K on March 18, 2002 with respect to its managed credit loss rates for the months ended February 28, 2002 and January 31, 2002 and its 30+ day managed delinquency rates as of February 28, 2002 and January 31, 2002.

The Company filed a report on Form 8-K on March 26, 2002 stating that Warren Wilcox, its Vice Chairman, Planning and Marketing, spoke at the Banc of America Securities financial services conference held in New York, New York, and attaching as an exhibit to such report a copy of his presentation.

(e)           Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Three Months Ended March 31,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Earning to Fixed Charges
Excluding interest on deposits	1.64	3.68	14.91	10.05	10.88	14.20
Including interest on deposits	1.05	1.24	2.27	3.03	2.93	2.66

Earnings to Combined Fixed Charges and Preferred Stock(1)
Excluding interest on deposits	1.64	3.68	14.91	10.05	10.88	13.28
Including interest on deposits	1.05	1.24	2.27	3.03	2.93	2.63

____________________

(1) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

/s/ Anthony F. Vuoto
Date: May 15, 2002	Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

/s/ Daniel Sanford
Date: May 15, 2002	Daniel Sanford Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)