Form 10-K/A
period 2001-12-31
PROVIDIAN FINANCIAL CORP
filed 2002-08-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Securities registered pursuant to Section 12(g) of the Act: None 22

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has bee n subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 11, 2002, 288,881,095 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,751,943,503, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange as of that date. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

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

EXPLANATORY NOTE

        This amendment amends the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

PROVIDIAN FINANCIAL CORPORATION
2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        Information concerning the general development of the registrant's business is incorporated by reference to the information under the captions "Description of Our Business," on pages 5 to 10, and "Our Capital Plan and Other Regulatory Matters," on pages 11 to 18, of the registrant's Annual Report to stockholders for the year ended December 31, 2001. Information concerning revenues from external customers, a measure of profit or loss and total assets for each of the last three years for each segment is incorporated by reference to the consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages F-1 through F-39 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

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

ITEM 2.    PROPERTIES

        Information concerning the registrant's properties is incorporated by reference to the information under the caption "Properties," on page 30 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 3.    LEGAL PROCEEDINGS

        Information concerning material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject is incorporated by reference to the information under the caption "Legal Proceedings," on pages 31 and 32 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 34 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 6.    SELECTED FINANCIAL DATA

        Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on pages 35 and 36 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 37 through 61 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Asset/Liability Risk Management," on pages 60 and 61 of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on page F-4; "Consolidated Statements of Cash Flows," on page F-4; "Notes to Consolidated Financial Statements," on pages F-5 through F-39; "Report of Independent Auditors," on page F-40; and "Quarterly and Common Stock Data," on page 33; of the registrant's Annual Report to stockholders for the year ended December 31, 2001.

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages F-1 through F-40 of the registrant's Annual Report to stockholders for the year ended December 31, 2001, are incorporated by reference herein.

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
Form of Change of Control Employment Agreement, as entered into between the Company and certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997), and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
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
Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective August , 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
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
Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999), as supplemented and amended by UK Sub-Plan and First Amendment as adopted on June 29, 1999 and as amended by Amendment No. 2 dated September 27, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
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
Executive Employment Agreement, dated as of November 25, 2001, between the Company and Joseph W. Saunders (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
10.19	*
Form of Retention Bonus Agreement, as entered into between the Company and certain executive officers of the Company, and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
11		Computation of Earnings Per Share (included in Exhibit 13).
12
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
13		Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2001.
21
Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002).
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

Date: August 14, 2002	PROVIDIAN FINANCIAL CORPORATION

	By	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. SAUNDERS Joseph W. Saunders	President and Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2002
/s/ ANTHONY F. VUOTO Anthony F. Vuoto	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	August 14, 2002
/s/ DANIEL SANFORD Daniel Sanford	Senior Vice President and Controller (Principal Accounting Officer)	August 14, 2002
/s/ JAMES V. ELLIOTT James V. Elliott	Director	August 14, 2002
/s/ RICHARD D. FIELD Richard D. Field	Director	August 14, 2002
/s/ J. DAVID GRISSOM J. David Grissom	Director	August 14, 2002
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	August 14, 2002
/s/ RUTH M. OWADES Ruth M. Owades	Director	August 14, 2002
/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Director	August 14, 2002

QuickLinks

EXPLANATORY NOTE
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