Form 10-Q/A
period 2002-03-31
PROVIDIAN FINANCIAL CORP
filed 2002-08-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, there were 288,731,961 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

        This amendment amends the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2002. The only items amended hereby are Items 1 and 2 of Part I.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

March 31, 2002

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Condensed Consolidated Statements of Financial Condition	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Changes in Shareholders' Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 2. Exhibits and Reports on Form 8-K	37

SIGNATURES	39

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	March 31, 2002	December 31, 2001
	(unaudited)
(dollars in thousands, except per share data)
Assets
Cash and cash equivalents	$388,008	$449,586
Federal funds sold and securities purchased under resale agreements	3,535,500	1,611,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,695,845 at March 31, 2002 and $1,302,435 at December 31, 2001)	1,709,030	1,324,465
Loans held for securitization or sale	1,606,467	1,410,603
Loans receivable, less allowance for credit losses of $1,413,734 at March 31, 2002 and $1,932,833 at December 31, 2001	6,893,027	9,626,307
Premises and equipment, net	168,454	183,829
Interest receivable	105,819	116,053
Due from securitizations	2,277,453	2,926,181
Deferred taxes	1,043,515	1,030,340
Other assets	419,282	521,159
Assets of discontinued operations	582,161	738,643

Total assets	$18,728,716	$19,938,166

Liabilities
Deposits:
Non-interest bearing	$66,335	$71,232
Interest bearing	14,358,938	15,246,933

	14,425,273	15,318,165
Short-term borrowings	91,550	117,176
Long-term borrowings	865,446	959,281
Deferred fee revenue	394,966	468,310
Accrued expenses and other liabilities	936,476	885,780
Liabilities of discontinued operations	20,551	177,611

Total liabilities	16,734,262	17,926,323
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Capital Securities)	104,332	104,332
Shareholders' equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: March 31, 2002—290,410,503 shares; December 31, 2001—286,209,960 shares)	2,904	2,862
Retained earnings	1,985,040	1,971,359
Cumulative other comprehensive income	(20,553)	9,807
Common stock held in treasury—at cost: (March 31, 2002—1,532,442 shares; December 31, 2001—1,383,562 shares)	(77,269)	(76,517)

Total shareholders' equity	1,890,122	1,907,511

Total liabilities and shareholders' equity	$18,728,716	$19,938,166

See Notes to Condensed Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31,
	2002	2001
(dollars in thousands, except per share data)
Interest Income
Loans	$488,085	$665,589
Federal funds sold and securities purchased under resale agreements	5,609	8,281
Other	38,641	38,119

Total interest income	532,335	711,989
Interest Expense
Deposits	195,303	204,765
Borrowings	11,752	19,503

Total interest expense	207,055	224,268

Net interest income	325,280	487,721
Provision for credit losses	880,079	411,595

Net interest income after provision for credit losses	(554,799)	76,126
Non-Interest Income
Servicing and securitizations	320,360	245,786
Credit product fee income	344,927	580,165
Other	447,893	46,698

	1,113,180	872,649
Non-Interest Expense
Salaries and employee benefits	165,018	175,049
Solicitation and advertising	108,682	144,632
Occupancy, furniture, and equipment	53,232	51,837
Data processing and communication	49,286	53,697
Other	170,866	134,270

	547,084	559,485
Income from continuing operations before income taxes	11,297	389,290
Income tax expense	4,462	153,756

Income from continuing operations	6,835	235,534
Gain (loss) from discontinued operations (net of related tax expense (benefit) of $2,079 and ($4,515) for 2002 and 2001, respectively)	3,184	(6,916)
Cumulative effect of change in accounting principle (net of related tax expense of $1,284)	—	1,846

Net Income	$10,019	$230,464

Earnings per common share—basic
Income from continuing operations	$0.02	$0.83
Loss from discontinued operations—net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle—net of related taxes	—	0.01

Net Income	$0.03	$0.81

Earnings per common share—assuming dilution
Income from continuing operations	$0.02	$0.80
Loss from discontinued operations—net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle—net of related taxes	—	0.01

Net Income	$0.03	$0.78

Weighted average common shares outstanding—basic (000)	283,893	284,794

Weighted average common shares outstanding—assuming dilution (000)	288,540	298,042

See Notes to Condensed Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
(dollars in thousands, except per share data)
Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			230,464			230,464
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $2,502				(3,325)		(3,325)
Foreign currency translation adjustments, net of income tax benefit of $47				(16)		(16)

Other comprehensive income						(3,341)

Comprehensive income						227,123
Cash dividend: Common—$0.03 per share			(8,570)			(8,570)
Purchase of 1,722,203 common shares for treasury		(599)			(72,820)	(73,419)
Exercise of stock options and other awards		(9,260)	(8,163)		28,998	11,575
Issuance of restricted and unrestricted stock less forfeited shares		5,386			8,310	13,696
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,576		(10,119)				(10,119)
Net tax effect from employee stock plans		14,592				14,592

Balance at March 31, 2001	$2,862	$—	$2,227,936	$17,751	$(41,488)	$2,207,061

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			10,019			10,019
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $3,225				(4,939)		(4,939)
Foreign currency translation adjustments, net of income tax benefit of $16,597				(25,421)		(25,421)

Other comprehensive income						(30,360)

Comprehensive income						(20,341)
Purchase of 180,874 common shares for treasury					(719)	(719)
Exercise of stock options and other awards		(3,640)	3,662			22
Issuance of restricted and unrestricted stock less forfeited shares	42	14,092			(33)	14,101
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $6,120		(7,981)				(7,981)
Net tax effect from employee stock plans		(2,471)				(2,471)

Balance at March 31, 2002	$2,904	$—	$1,985,040	$(20,553)	$(77,269)	$1,890,122

See Notes to Condensed Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Operating Activities
Net Income	$10,019	$230,464
(Gain) loss from discontinued operations	(3,184)	6,916
Cumulative effect of change in accounting principle	—	(1,846)

Income from continuing operations	6,835	235,534
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	880,079	411,595
Depreciation and amortization of premises and equipment	16,042	28,828
Amortization of net loan acquisition costs	13,148	13,474
Amortization of deferred compensation related to restricted and unrestricted stock	6,120	3,576
Decrease in deferred fee revenue	(73,344)	(63,005)
(Increase) decrease in deferred income tax benefit	(32,438)	375
Decrease in interest receivable	10,234	13,231
Gain from sale of interests in Providian Master Trust	(401,903)	—
Net decrease (increase) in other assets	98,407	(128,814)
Net increase in accrued expenses and other liabilities	41,480	41,755

Net cash provided by operating activities	564,660	556,549
Investing Activities
Net cash from (used for) loan originations and principal collections on loans receivable	2,939,258	(1,537,550)
Net (decrease) increase in securitized loans	(891,947)	552,487
Net decrease in held-to-maturity investment	—	686,214
Decrease (increase) in due from securitizations	648,728	(212,909)
Purchases of available-for-sale investment securities	(919,174)	(3,941,149)
Proceeds from maturities and sales of investment securities	525,763	2,724,649
(Increase) decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	(1,924,500)	88,706
Net purchases of premises and equipment	(667)	(30,866)

Net cash provided (used) by investing activities	377,461	(1,670,418)
Financing Activities
Net (decrease) increase in deposits	(886,147)	793,859
Proceeds from issuance of term federal funds	200,000	343,000
Repayment of term federal funds	(200,000)	(255,000)
Increase in other short-term borrowings	—	383,805
Repayment of short-term borrowings	(117,189)	—
Proceeds from long-term borrowings	2,698	400,354
Repayment of long-term borrowings	(4,970)	(12,959)
Purchase of treasury stock	(719)	(73,419)
Dividends paid	—	(8,570)
Proceeds from exercise of stock options	22	11,575

Net cash (used) provided by financing activities	(1,006,305)	1,582,645
Net cash related to discontinued operations	2,606	(26,967)

Net (Decrease) Increase in Cash and Cash Equivalents	(61,578)	441,809
Cash and cash equivalents at beginning of period	449,586	430,554

Cash and cash equivalents at end of period	$388,008	$872,363

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2002 (unaudited)

Note 1. Organization and Basis of Presentation

        Providian Financial Corporation (the "Company") is incorporated under the laws of Delaware. The Company's principal wholly owned banking subsidiaries are Providian National Bank ("PNB") and Providian Bank ("PB"). Through its banking subsidiaries, the Company provides credit card and deposit products in the United States. The Company markets consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

        In November 2001, the Company announced that it would discontinue its operations in the United Kingdom and Argentina. Accordingly, the assets, liabilities, and operations of these foreign subsidiaries and branches are reflected as discontinued operations on the Company's condensed consolidated financial statements. The Company completed the sale of its United Kingdom operations in April 2002 and the sale of its Argentina operations in May 2002.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts, including discontinued operations, have been reclassified to conform to the 2002 presentation.

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

Note 4. Loans Receivable and Allowance for Credit Losses

        The following is a summary of loans receivable at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
(dollars in thousands)
Credit cards	$8,271,998	$11,498,974
Other	34,763	60,166
Allowance for credit losses	(1,413,734)	(1,932,833)

	$6,893,027	$9,626,307

        The activity in the allowance for credit losses for the three months ended March 31, 2002 and 2001 is as follows:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Balance at beginning of period	$1,932,833	$1,436,004
Provision for credit losses	491,849	411,595
Fair value adjustment—loans available for sale	388,230	—
Credit losses	(451,030)	(371,154)
Recoveries	37,795	31,927
Transfer of loans to available for sale	(985,943)	—

Balance at end of period	$1,413,734	$1,508,372

        During the first quarter of 2002, the Company accelerated its recognition of charge-offs for loans that are subject to payment plans under its consumer debt management program, substantially all of which are loans under consumer credit counseling service programs through which customers establish a plan to repay their outstanding balances under agreed-upon terms. Once customers have been accepted into the debt management program under criteria established by the Company, their loans are considered to be restructured and are charged off no later than 120 days after they become contractually past due. Previously, these loans were charged off no later than 180 days after they became contractually past due. s a result of the change, we recorded a provision for credit losses and an offsetting decrease to loans receivable of approximately $2.9 million during the first quarter.

Note 5. Earnings per Common Share

        The following table sets forth the computation of both basic and diluted earnings per common share:

	Three months ended March 31,
	2002	2001
(in thousands, except per share data)
Basic
Income from continuing operations	$6,835	$235,534
Discontinued operations, net of related taxes	3,184	(6,916)
Cumulative effect of change in accounting principle, net of related taxes	—	1,846

Net income available to common shareholders	$10,019	$230,464

Weighted average common shares outstanding	283,893	284,794

Earnings per common share
Income from discontinued operations, net of related taxes	$0.02	$0.83
Income (loss) from discontinued operations, net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle, net of related taxes	—	0.01

Net income per common share	$0.03	$0.81

Diluted
Income from continuing operations	$6,835	$235,534
Plus: Income impact of dilutive assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	—	1,979

Income from continuing operations with assumed conversions	6,835	237,513
Discontinued operations, net of related taxes	3,184	(6,916)
Cumulative effect of change in accounting principle, net of related taxes	—	1,846

Net income available to common shareholders with assumed conversions	$10,019	$232,443

Weighted average common shares outstanding	283,893	284,794
Plus: Incremental shares from dilutive assumed conversions
Restricted stock issued—non vested	4,512	891
Employee stock options	135	6,269
3.25% convertible senior notes	—	5,832
Forward purchase contracts	—	256

Dilutive potential common shares	4,647	13,248

Adjusted weighted average common shares	288,540	298,042

Earnings per common share:
Income from continuing operations	$0.02	$0.80
Discontinued operations, net of related taxes	0.01	(0.03)
Cumulative effect of change in accounting principle, net of related taxes	—	0.01

Net income per common share	$0.03	$0.78

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

        On February 28, 2002, the Company agreed with investors to terminate a securitization transaction which funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of these receivables are expected to be included in the sale of higher risk credit card receivables projected to close during the second quarter of 2002.

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

Note 7. Cumulative Effect of Change in Accounting Principle—Derivative Instruments

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be reported in the statement of financial condition at fair value and establishes criteria for designating various types of hedging activities. In accordance with SFAS No. 133, the Company reported a transition adjustment upon the adoption of the standard to recognize its derivatives at fair value and to recognize the difference (attributable to hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. The effect of this transition adjustment was to increase reported income during the first quarter of 2001 by $1.8 million, net of related taxes.

Note 8. Cumulative Other Comprehensive Income

        The components of cumulative other comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

	Unrealized Gain (Loss) on Securities	Foregin Currency Translation	Cumulative Other Comprehensive Income
(dollars in thousands)
Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(5,827)	(63)	(5,890)
Tax benefit (expense)	2,502	47	2,549

Balance at March 31, 2001	$18,188	$(437)	$17,751

Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(8,164)	(42,018)	(50,182)
Tax benefit (expense)	3,225	16,597	19,822

Balance at March 31, 2002	$5,939	$(26,492)	$(20,553)

Note 9. Discontinued Operations

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company early adopted in the fourth quarter of 2001, the Company has reclassified the balances relating to its United Kingdom and Argentina operations on its condensed consolidated financial statements to reflect the disposition of these operations. The revenues, costs and expenses, assets and liabilities, and cash flows of these operations have been segregated in the condensed consolidated statements of income, statements of financial condition, and statements of cash flows for all periods presented and have been separately reported as "discontinued operations."

        The Company reported a $3.2 million gain from discontinued operations (net of $2.1 million in related taxes) for the three months ended March 31, 2002.

        The major classes of assets and liabilities of the discontinued operations as of March 31, 2002, excluding intercompany balances and transactions, are as follows:

	United Kingdom	Argentina	Total
(dollars in thousands)
Assets
Cash and Cash Equivalents	$14,758	$14,866	$29,624
Loans Receivable, less allowance for credit losses	501,358	26,382	527,740
Other	17,496	7,301	24,797

Total Assets	$533,612	$48,549	$582,161

Liabilities
Deposits	$4,160	$6,297	$10,457
Long-term borrowings	—	2,181	2,181
Other	5,019	2,894	7,913

Total Liabilities	$9,179	$11,372	$20,551

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with our historical financial statements included in this Quarterly Report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2001. Our historical financial statements may not be indicative of our future performance. Certain prior period amounts included in the tables herein have been reclassified to conform to the 2002 presentation, which excludes our discontinued operations in the United Kingdom and Argentina.

Introduction and Recent Developments

        Through our subsidiaries we provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted primarily through Providian National Bank ("PNB") and Providian Bank ("PB"). Providian Bancorp Services ("PBS") performs a variety of servicing activities in support of PNB, PB and other affiliates.

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

        Accounting Policies.    Our financial statements are prepared in accordance with GAAP. Our key accounting policies are summarized in "Overview of Significant Accounting Policies" in our annual report to shareholders included in Exhibit 13 of our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Shareholders Report").

        Managed Financial Information.    We service (or manage) the loans that we own and the loans that we have sold through our securitizations. Loans that have been securitized are not considered to be our assets under GAAP and, therefore, are not shown on our balance sheet. However, we typically retain interests in the securitized loan pools, and thus we still have a financial interest in and exposure to the performance of the securitized loans. These retained interests include a "seller's interest" (generally equal to the total amount of loans included in the securitization less all investor securities issued), subordinated investor securities retained by us, and "interest-only strips" that are subordinate to the interests of investors. Interest-only strips represent the present value of the estimated cash flow from finance charge and fee revenue less amounts paid to investors, related credit losses, servicing fees and other transaction expenses. See "—Managed Consumer Loan Portfolio and the Impact of Securitization—Financial Statement Impact." To the extent actual credit losses on a securitized portfolio exceed the estimates used to calculate the present value of the related interest-only strip or other retained subordinated interest, the value of such interest-only strip or other retained subordinated interest would be adjusted downward to reflect the reduced present value of the expected cash flows and a charge against earnings would be taken.

        Because the securitized loans continue to affect future cash flows, it is our practice to analyze our financial performance on a "managed" basis. "Managed" financial information is adjusted financial information that includes the impact of securitized loan balances, credit losses related to those securitized loans, and the related finance charge and fee income on key aspects of our GAAP-basis financial information, such as net interest income and credit losses. Key performance measures the

Company uses to analyze its business on a managed basis are the managed delinquency rate, managed credit loss rate and managed net interest margin. Managed financial information is not GAAP compliant, does not reverse all of the changes in our financial statements that result from securitizations (for example, gain on sale and allowance for credit losses), and is not meant to be a comprehensive restatement of our financial statements.

        Funding.    We fund our business through a variety of funding sources. The majority of our funding is provided by deposits, securitizations and debt issuances. The deterioration of our financial performance and asset quality and downgrades by credit rating agencies since our third quarter 2001 earnings announcement have adversely affected our ability to attract deposits, obtain additional securitization funding and borrow funds from other sources, and have resulted in an increase in our funding costs. For a more detailed discussion of our funding program, see "—Funding and Liquidity."

        Capital Plan and Related Regulatory Matters.    Our banking subsidiaries have entered into written agreements with their regulators, we have entered into written agreements with our banking subsidiaries, and our banking subsidiaries have submitted Capital Plans accepted by their regulators, as described under "Our Capital Plan and Other Regulatory Matters" in our 2001 Annual Shareholders Report. As of March 31, 2002, our banking subsidiaries met their commitments under the Capital Plan to achieve the capital ratio goals for that date set forth in the Capital Plan. See "—Capital Adequacy."

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

  •
  Continuation of workforce reductions during the quarter, which resulted in the elimination of approximately 800 positions primarily in the areas of marketing, sales, business engineering, and human resources. These workforce reductions resulted in a charge of approximately $11.8 million to salaries and employee benefits and $4.9 million in related fixed asset writedowns and accelerated lease expense recognition in the first quarter of 2002. As of March 31, 2002, $8.6 million of termination benefits had been paid with respect to these workforce reductions. We expect this reduction in our workforce to result in annualized cost savings of approximately $42 million. Since announcing our five-point plan in October 2001, we have reduced our total workforce by approximately 24%.

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
(dollars in millions)
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

        As of March 31, 2002, reported credit card loans were $8.30 billion, a decrease of $5.90 billion, or 42%, from the balance at March 31, 2001. Managed credit card loans, which include reported and securitized loans, were $22.13 billion as of March 31, 2002, a decrease of $5.97 billion, or 21%, from the balance at March 31, 2001. This decline in credit card loans was primarily due to the transfer of $1.4 billion of reported loans receivable and nearly $8 billion in managed loans receivable included in the sale of the Providian Master Trust in February 2002.

        For the three months ended March 31, 2002, reported net interest income was $325.3 million, compared to $487.7 million for the first quarter of 2001. Our reported net interest margin on loans was 11.56% for the first quarter of 2002, compared to 13.72% for the same period in 2001. For the first quarter of 2002, the reported net credit loss rate was 14.04%, compared to 12.23% and 9.69% for the fourth and first quarters of 2001. The 30+ day reported delinquency rate as of March 31, 2002 increased to 8.32% from 7.58% as of December 31, 2001. The increase in losses and delinquency rates reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our reported portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans.

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

        Non-interest income for the quarter ended March 31, 2002 was $1.11 billion. Excluding the $401.9 million gain from the sale of our interests in the Providian Master Trust, non-interest income decreased $161.3 million, from $872.6 million, during the first quarter of 2001. This decrease reflects lower credit product fee income. Year over year, non-interest expense decreased $12.4 million to $547.1 million in the first quarter of 2002, primarily due to a reduction in solicitation expenses.

        Our return on reported assets was 0.21% for the first quarter of 2002, down from 4.94% for the same period in 2001. The return on managed assets was 0.12% for the first quarter of 2002, down from 2.93% for the same period in 2001. The return on equity of 2.04% for the first quarter of 2002 was down from 43.52% for the same period in 2001.

Managed Consumer Loan Portfolio and the Impact of Securitization

        We securitize consumer loans in order to diversify funding sources and to manage our cost of funds. For additional discussion of our securitization activities, see "—Funding and Liquidity." Securitized loans sold to investors are not considered our assets and therefore are not shown on our balance sheet. It is, however, our practice to analyze our financial performance on a managed basis because the impact of securitized loans continues to affect future cash flows. To perform this analysis, we use an adjusted income statement and adjusted statements of financial condition, which add back the effect of securitizations.

        The following table summarizes our managed loan portfolio:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Period-End Balances
Reported consumer loans	$9,913,228	$14,212,905
Securitized consumer loans	12,230,652	13,905,145

Total managed consumer loan portfolio	$22,143,880	$28,118,050

Average Balances
Reported consumer loans	$11,757,911	$14,004,365
Securitized consumer loans	15,245,763	13,425,071

Total average managed consumer loan portfolio	$27,003,674	$27,429,436

Operating Data and Ratios
Reported:
Average earning assets	$16,427,334	$16,957,954
Return on average assets	0.21%	4.94%
Net interest margin on earning assets(1)	7.92%	11.50%
Managed:
Average earning assets	$31,673,097	$30,383,025
Return on average assets	0.12%	2.93%
Net interest margin on earning assets(1)	12.15%	11.60%

(1)
Net interest margin is equal to net interest income divided by average earning assets.

        Financial Statement Impact.    Our outstanding securitizations are treated as sales under GAAP. We receive the proceeds of the sale, and the securitized loans and related allowances are removed from our balance sheet. In certain cases, we have retained an interest in the securitized pool of assets that is subordinate to the interests of third party investors. As the holder of a subordinated interest, we retain a right to receive collections allocated to the subordinated interest after payments to senior investors. Certain events result in the excess cash flow being used to fund spread accounts, which we also retain an interest in. Subordinated retained interests and spread accounts are recorded at estimated fair value, which is less than the face amount, and are included in "due from securitizations" on our balance sheet. At least quarterly, we adjust the valuation of our retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to key estimates that we make. These adjustments are reflected in servicing and securitization income.

        At the time we enter into a securitization, we recognize an "interest-only strip receivable" asset, which is the present value of the estimated excess servicing income during the period the securitized loans are projected to be outstanding. "Excess servicing income" refers to the net positive cash flow from finance charge and fee revenues generated by the securitized loans less the sum of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses.

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

        When loans are securitized, we retain a "seller's interest" generally equal to the total amount of the pool of loans included in the securitization less the investors' portion and our subordinated retained interests in those loans. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. The seller's interest is classified as loans receivable at par on our balance sheet. At March 31, 2002, we maintained an allowance for credit losses, as well as a valuation allowance for uncollectible finance charges and fees, on the seller's interest. Periodically, we may be required to transfer new loans into a securitized pool in order to maintain the seller's interest above a minimum required by the securitization documents.

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

        If certain early amortization events specified in the securitization documents were to occur, principal collections from the securitized receivables would be applied to repay the related securitization funding before the commencement of the scheduled amortization period. These early amortization events include excess spread triggers (based on a formula that takes into account finance charge and fee yield, interest, servicing and other administrative costs and credit losses allocated to a particular series), certain breaches of representations, warranties or covenants, insolvency or receivership, servicer defaults, and, in more recent series, early amortization events relating to credit ratings, regulatory capital, and early amortization with respect to our other securitization transactions. Early amortization of a securitization transaction increases the seller's interest and could thereby require us to maintain additional regulatory capital and establish credit loss reserves, which could negatively impact our financial results and liquidity. As a result of the recent deterioration in the performance of our loan portfolio, there is an increased risk that an early amortization event based on excess spread triggers could occur with respect to some of the series of the Providian Gateway Master Trust.

        In the fourth quarter of 2001, we completed the $1.15 billion restructuring of Providian Gateway Master Trust Series 2000-D and the $1.0 billion Providian Gateway Master Trust Series 2001-J securitization. In these securitizations, early amortization can be triggered by: a downgrade in PNB's credit rating below BB-/Ba3 unless PNB has entered into a back-up servicing agreement with a back-up servicer satisfactory to the investors within 60 days of the downgrade; the failure of PNB to be "well capitalized" as shown on its Call Report beginning with the quarter ending March 31, 2002; or an early amortization with respect to any of our other Providian Gateway Master Trust securitizations. In addition, early amortization of the Series 2000-D securitization can be triggered by a downgrade of the Class B certificates below their current rating of A/A2 if a specified percentage of the investors declare the downgrade to be an amortization event. As of the date of this report, none of these trigger events has occurred. In the Providian Gateway Master Trust, substantially all the receivables currently bear interest at fixed rates while all the outstanding securitizations of that Trust bear interest at floating rates of interest. We are taking steps to convert several billion dollars of the receivables in the Trust to variable rate pricing. Should interest rates rise substantially, excess servicing could be adversely affected.

        Cash Flow Impact.    When loans are securitized, we receive cash proceeds from investors net of up-front transaction fees and expenses. We use these proceeds to reduce alternative funding liabilities, invest in short-term liquid investments, and for other general corporate purposes. The investors' share of finance charges and fees received from the securitized loans is collected each month and used to pay investors for interest and credit losses, to pay us for servicing fees and to pay other third parties for credit enhancement costs, and other transaction expenses. Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to us. Certain negative events, such as deterioration of excess servicing below certain specified levels, result in the excess cash flow being retained in the securitization through the funding of spread accounts as additional credit enhancement rather than remitted back to us. As a consequence of our credit rating downgrades in late 2001 and projected increases in spread account funding requirements, approximately $600 million of Providian Gateway Master Trust collections constituting excess servicing is currently expected to be used to fund spread accounts during 2002. Of this amount, approximately $200 million was funded in these spread accounts during the first quarter of 2002. The amount expected to be funded will change from time to time, depending on securitization maturities and the performance of the securitized loans.

        During the revolving period of a securitization, the investors' share of monthly principal collections and certain finance charge and fee collections are used to purchase replacement loans receivable from us. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a specified amount each month) is either distributed each month to the investors or held in an account for accumulation and later distribution to the investors.

        Our right to receive excess finance charges and fees and principal collections allocated to a series of investor securities is, in some cases, subject to the prior right of other investors in other series of a master trust to use such collections to cover shortfalls.

Risk Adjusted Revenue and Return

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

        Reported risk adjusted revenue and return on loans for the three months ended March 31, 2002 were $1.04 billion and 35.37%, compared to $1.01 billion and 28.96% for the same period in 2001. Increased non-interest income offset by higher net credit losses during the first quarter of 2002 resulted in a slight increase in reported risk adjusted revenue and return.

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

        Reported net interest income for the three months ended March 31, 2002 was $325.3 million, compared to $487.7 million for the same period in 2001, representing a decrease of $162.4 million, or 33%. This decrease is primarily due to a lower reported loans receivable balance and a higher concentration of lower yielding investments during the first quarter of 2002. Managed net interest income for the three months ended March 31, 2002 was $962.3 million, compared to $881.5 million for the same period in 2001, representing an increase of $80.9 million, or 9%. This increase was primarily attributable to lower funding costs and higher yields related to the change in the loan portfolio mix during the first quarter of 2002 reflecting the sale of our interests in the Providian Master Trust. Managed net interest margin on average managed earning assets increased to 12.15% for the three months ended March 31, 2002, from 11.60% for the same period in 2001.

Statement of Average Balances, Income and Expense, Yields and Rates

        The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2002 and 2001 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended March 31,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(dollars in thousands)
Assets
Interest-earnings assets
Consumer loans	$11,757,911	$488,085	16.60%	$14,004,365	$665,589	19.01%
Interest-earning cash	1,577,703	7,093	1.80%	163,652	2,197	5.37%
Federal funds sold	1,280,120	5,609	1.75%	603,758	8,281	5.49%
Investment securities	1,390,302	17,645	5.08%	2,186,179	35,922	6.57%
Other	421,298	13,903	13.20%	—	—	—

Total interest-earning assets	16,427,334	$532,335	12.96%	16,957,954	$711,989	16.79%
Allowance for loan losses	(1,969,281)			(1,492,931)
Other assets	4,816,994			3,178,242

Total assets	$19,275,047			$18,643,265

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,752,470	$195,303	5.30%	$13,176,526	$204,765	6.22%
Borrowings	1,055,507	11,752	4.45%	1,480,636	19,503	5.27%

Total interest-bearing liabilities	15,807,977	$207,055	5.24%	14,657,162	$224,268	6.12%
Other liabilities	1,400,412			1,756,815

Total liabilities	17,208,389			16,413,977
Capital securities	104,332			111,057
Equity	1,962,326			2,118,231

Total liabilities and equity	$19,275,047			$18,643,265

Net Interest Spread			7.72%			10.67%

Interest income to average interest-earning assets			12.96%			16.79%
Interest expense to average interest-earning assets			5.04%			5.29%

Net interest margin			7.92%			11.50%

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

	Three months ended March 31,
	2002 vs. 2001
		Change due to(1)
	Increase (Decrease)
		Volume	Rate
(dollars in thousands)
Interest Income
Consumer loans	$(177,504)	$(99,147)	$(78,357)
Federal funds sold	(2,672)	5,359	(8,031)
Other securities	522	9,901	(9,379)

Total interest income	(179,654)	(83,887)	(95,767)
Interest Expense
Deposits	(9,462)	22,869	(32,331)
Borrowings	(7,751)	(5,027)	(2,724)

Total interest expense	(17,213)	17,842	(35,055)

Net interest income	$(162,441)	$(101,729)	$(60,712)

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

        Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for credit losses and servicing expense, it will vary based upon the same factors that affect those items. Thus, changes in net credit losses (see "—Asset Quality—Net Credit Losses") and changes in interest rates will cause excess servicing income to vary (see "—Asset/Liability Risk Management").

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

        Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$165,018	$175,049
Solicitation and advertising	108,682	144,632
Occupancy, furniture, and equipment	53,232	51,837
Data processing and communication	49,286	53,697
Other	170,866	134,270

Total	$547,084	$559,485

Income Taxes

        We recognized income tax expense of $6.5 million and $150.5 million for the three months ended March 31, 2002 and 2001. Our effective tax rate was 39.5% for the three months ended March 31, 2002 and 2001.

Asset Quality

        Our delinquencies and net credit losses reflect, among other factors, the credit quality of loans, the average age of our loans receivable (generally referred to as "seasoning"), the success of our collection efforts, and general economic conditions. Initially, credit quality is primarily determined by the characteristics of the targeted segment and the underwriting criteria utilized during the credit approval process. Subsequently, account management efforts, seasoning, demographic, and economic conditions will impact credit quality.

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

        At the time a loan is charged off, any accrued but unpaid finance charge and fee income is removed from our loan balances but is maintained on the customer's record in the event of a future recovery. After a loan is charged off, we continue collection activity to the extent legally permissible. Any collections on, or proceeds from the sale of, charged off loans are recognized as recoveries, and are offset against current period charged off balances to determine net credit losses.

        Delinquencies.    An account is contractually delinquent if the minimum payment is not received by the next billing date. The 30+ day delinquency rate on reported loans was 8.32% as of March 31, 2002, compared to 7.58% as of December 31, 2001, and 8.92% as of March 31, 2001. The increase from December 31, 2001 to March 31, 2002 reflects the overall change in the loan portfolio composition resulting from the sale of our interests in the Providian Master Trust. The decrease in reported delinquencies year over year is a result of the change in the estimate of uncollectible finance charges and fees included in loans receivable subsequent to March 31, 2001.

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

        The following table presents the delinquency trends of our reported and managed consumer loan portfolios as of March 31, 2002 and 2001:

	March 31,
	2002		2001
	Loans	% of Total Loans	Loans	% of Total Loans
(dollars in thousands)
Reported
Loans outstanding(1)	$10,881,235	100.00%	$14,206,559	100.00%
Loans delinquent
30 - 59 days	$286,575	2.63%	$368,503	2.59%
60 - 89 days	206,075	1.89%	289,726	2.04%
90 or more days	413,163	3.80%	609,430	4.29%

Total	$905,813	8.32%	$1,267,659	8.92%

Managed
Loans outstanding(1)	$23,111,887	100.00%	$28,111,704	100.00%
Loans delinquent
30 - 59 days	$670,325	2.90%	$636,617	2.26%
60 - 89 days	509,754	2.21%	483,764	1.72%
90 or more days	1,181,527	5.11%	1,030,658	3.67%

Total	$2,361,606	10.22%	$2,151,039	7.65%

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

        The reported net credit loss rate was 14.04% for the three months ended March 31, 2002 and 9.69% for the same period in 2001. The managed net credit loss rate was 15.05% for the three months ended March 31, 2002 and 9.37% for the same period in 2001. As expected, our managed net credit loss rate trended up over the course of the first quarter of 2002, reaching 17.64% for the month of

March. While we are experiencing currently favorable delinquency trends, we believe that losses will remain relatively high throughout the remainder of 2002.

        The following table presents our net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Reported
Average loans outstanding(1)	$11,769,464	$14,004,365
Net credit losses(2)	$413,235	$339,227
Net credit losses as a percentage of average loans outstanding	14.04%	9.69%
Managed
Average loans outstanding(1)	$27,015,227	$27,429,436
Net credit losses(2)	$1,016,252	$642,397
Net credit losses as a percentage of average loans outstanding	15.05%	9.37%

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

        The allowance for credit losses is established through analysis of historical credit loss trends and reviews of current loss expectations that incorporate general economic conditions that may impact future losses. Loans are segregated by product type into general risk classifications by market segment. Quantitative factors (including historical delinquency roll rates, historical credit loss rates, customer characteristics, such as risk scores, and other data) are combined with environmental factors affecting credit risk to prepare comparative evaluations of the allowance for credit losses.

        The environmental credit risk factors are consistent with applicable bank regulatory guidelines and include assessment of general macroeconomic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures, among other factors. Also, we compare allowances established in prior periods with subsequent actual credit losses and perform a peer group comparative analysis of lagged loss rates to coverage ratios.

        The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Balance at beginning of period	$1,932,833	$1,436,004
Provision for credit losses	491,849	411,595
Fair value adjustment—loans available for sale	388,230	—
Credit losses	(451,030)	(371,154)
Recoveries	37,795	31,927
Transfer of loans to available for sale	(985,943)	—

Balance at end of period	$1,413,734	$1,508,372

Allowance for credit losses to loans at period-end	17.06%	10.61%

Reported loan balance(1)	8,288,825	14,212,905

(1)
The 2002 loan balance excludes SFAS No. 133 market value adjustments of $17.9 million.

        The allowance for credit losses was $1.41 billion, or 17.06% of reported loans, as of March 31, 2002, from $1.93 billion, or 16.76% of reported loans, as of December 31, 2001 and $1.51 billion, or 10.61% of reported loans, as of March 31, 2001. The year over year increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses after adjusting our loan mix for the sales of our interests in the Providian Master Trust and the higher risk portfolio. The overall decrease in the allowance for credit losses as a dollar amount reflects the transfer of higher risk loans to held for securitization or sale (see "—Risk Adjusted Return and Revenue"). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effects of our middle and prime marketing strategy, the amount of the allowance and the ratio of the allowance for credit losses to loans may be adjusted.

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

        Deposits.    Deposits decreased to $14.43 billion as of March 31, 2002 from $15.32 billion as of December 31, 2001. The decrease in deposits during the first quarter of 2002 is primarily due to maturities of brokered deposits that were not replaced. Our ability to attract retail deposits through the broker channel diminished after our third quarter 2001 earnings announcement. While still providing a substantial source of funding, we anticipate that during the remainder of 2002, and consistent with the Capital Plan, deposit issuances will be at lower levels than those we have experienced historically. We suspended offering new brokered deposits during January 2002. During the remainder of 2002, we expect to raise modest amounts of new brokered deposits while continuing to reduce our overall reliance on deposit funding.

        The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits:

	March 31, 2002			December 31, 2001
	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
(dollars in thousands)
Three months or less	$709,496	$307,676	$1,017,172	$672,361	$961,046	$1,633,407
Over three months through twelve months(1)	1,812,873	1,580,155	3,393,028	1,935,051	1,281,858	3,216,909
Over one year through five years	2,336,741	4,887,825	7,224,566	2,265,691	5,399,250	7,664,941
Over five years	21,887	1,646,061	1,667,948	29,433	1,687,232	1,716,665
Deposits without contractual maturity	1,122,559	—	1,122,559	1,086,204	39	1,086,243

Total Deposits	$6,003,556	$8,421,717	$14,425,273	$5,988,740	$9,329,425	$15,318,165

(1)
Maturities of deposits over three months through twelve months by quarter is as follows: third quarter 2002: $1.11 billion; fourth quarter 2002: $1.12 billion; first quarter 2003: $1.16 billion.

        As of December 31, 2001, capital ratios for PNB were below the "well capitalized" levels as reported on its Call Report. As a result PNB was only "adequately capitalized" and was therefore subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and was restricted from taking brokered deposits without a waiver from the FDIC. PNB applied for and received the required waiver. As of December 31, 2001, capital ratios for PB were above the "well capitalized" levels on a Call Report basis and PB was therefore not subject to such restrictions regarding deposit rates and brokered deposits. See "—Our Capital Plan and Other Regulatory Matters," "—Supervision and Regulation Generally—Federal Deposit Insurance Corporation Improvement Act of 1991" in our 2001 Annual Shareholders Report and "—Capital Adequacy" herein. Restrictions on deposit rates may reduce the ability of our banking subsidiaries to raise deposits.

        As of March 31, 2002, capital ratios for both PNB and PB were both above the "well capitalized" levels on a Call Report basis. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB and will not apply to either PNB or PB so long as they remain "well capitalized" on a Call Report basis.

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

        In February 2002, we agreed with investors to terminate a conduit securitization transaction which funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of the receivables released to us in connection with the termination of that securitization transaction are expected to be included in the sale of higher risk credit card receivables projected to close during the second quarter of 2002.

        Term securitizations are issued with expected maturities of one year or more. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of March 31, 2002:

Year	Amount Amortizing (dollars in millions)
2002(1)	$500
2003	711
2004	1,958
2005	1,928
2006	906
2007	553
2008	220

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

        Unsecured Funding Facilities.    The following table shows our unsecured funding facilities and corresponding outstanding amounts as of March 31, 2002:

	March 31, 2002
	Effective/ Issue Date	Facility Amount(1)	Outstanding	Maturity
(dollars in thousands)
Senior and subordinated bank note program(2)	2/98	$2,970,000	$202,367	Various
Providian Financial shelf registration(3)	6/98	1,197,145	754,629	Various
Capital Securities	2/97	—	104,332	2/27

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

        The principal source of funds for payment of dividends on our common stock is dividends received from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining prior regulatory consent. See "Our Capital Plan and Other Regulatory Matters" in our 2001 Annual Shareholders Report. Our banking subsidiaries do not currently have any plans to seek such approval. In addition, our board of directors has suspended for an indefinite period the payment of quarterly cash dividends on our common stock.

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

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	≥ 10%	≥ 8% < 10%
Tier 1	Tier 1/Total risk-based assets	≥ 6%	≥ 4% < 6%
Leverage	Tier 1/Adjusted average assets	≥ 5%	≥ 4% < 5%

        See "Our Capital Plan and Other Regulatory Matters" and "Our Capital Plan and Other Regulatory Matters—Capital Requirements" in our 2001 Annual Shareholders Report. As of March 31, 2002, our banking subsidiaries' capital ratios, as reported on their Call Reports, were as follows:

Capital Ratios
(Call Report Basis)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	12.75%	13.52%
Tier 1	11.09%	12.04%
Leverage	13.07%	6.04%

        Pursuant to the Capital Plan, our capital is also evaluated under the Expanded Guidance for Subprime Lending Programs ("Subprime Guidance"). See "Our Capital Plan and Other Regulatory Matters" and "Our Capital Plan and Other Regulatory Matters—Capital Requirements" in our 2001 Annual Shareholders Report. Application of the Subprime Guidance in the Capital Plan results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. The resulting capital ratios, after applying the Subprime Guidance, as of March 31, 2002, were as follows:

Capital Ratios
(Applying Subprime Guidance)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	9.46%	8.08%
Tier 1	8.06%	6.71%
Leverage	13.07%	6.04%

        PNB and PB, on a combined basis (and PNB, prior to the planned merger of PNB and PB), committed in the Capital Plan to achieve, by March 31, 2002, a total risk-based capital ratio of at least 8% after applying the Subprime Guidance risk weightings and to achieve, by June 30, 2003, a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings. As of March 31, 2002, PNB and PB, individually and on a combined basis, had total risk-based capital ratios exceeding 8% after applying the Subprime Guidance risk weightings. Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth and changes in loan mix. Growth in on-balance sheet receivables, combined with the growth in spread accounts relating to our securitizations, may result in the fluctuation of the banks' total risk-based capital ratios, after applying the Subprime Guidance. However, we expect that the recently completed sale of our interests in the Providian Master Trust and the completion of other strategic initiatives that are currently underway, as well as the generation of internal capital through the recognition of net income, will permit our banking subsidiaries, on a combined basis, to achieve a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings reflected in the Capital Plan by the required June 30, 2003 date.

        As of March 31, 2001, approximately $18.6 billion of our managed loans, which includes $6.4 billion of reported loans, were outstanding to customers in the standard and middle market segments, which we treat as eligible for increased risk weightings under the guidance for subprime lending programs issued by our banking subsidiaries' regulators.

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

        In November 2001, the federal banking agencies published a final rule to revise the agencies' regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banks to credit risk (the "residual interest rule"). The residual interest rule adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization's relative exposure to credit risk. The final rule was effective January 1, 2002 for any transaction covered under the rule that settles on or after the effective date. Banks that entered into transactions before the effective date may elect early adoption of any provision of the final rule or may delay application of the rule to those transactions until December 31, 2002. Our banking subsidiaries elected early adoption of the residual interest rule effective January 1, 2002.

        Specifically, the final rule amends the current capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips that exceeds 25% of Tier 1 capital (concentration limit); and requiring "dollar-for-dollar" risk based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement). As of March 31, 2002, PNB's interest-only strips represented 12.6% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips.

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

        Market risk exposure has decreased significantly since December 31, 2001 due to a reduction in net fixed rate assets. During the first quarter of 2002, our fixed rate assets decreased by $7.5 billion (largely due to the sale of the Providian Master Trust), which was partly offset by a reduction of $1.1 billion of fixed rate liabilities. In addition, we changed our repricing assumptions to lower the average repricing maturity of certain fixed rate receivables from 2 years to 15 months due to environmental changes, including increased competition for customer balances. The shorter repricing period reflects our expectation that customers would respond more quickly to a sustained declining rate environment by migrating their balances to competitors and that we would respond more quickly to a sustained rising rate environment by passing on various costs to customers.

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

        The following table presents the notional amounts of interest rate swap and cap agreements in the periods indicated:

	Three months ended March 31,
	2002	2001
(dollars in thousands)
Interest Rate Swap Agreements
Beginning balance	$1,293,200	$1,375,476
Additions	—	1,017,500
Maturities	65,000	225,000

Ending balance	$1,228,200	$2,167,976

Interest Rate Cap Agreements
Beginning balance	$7,883	$13,625
Additions	—	—
Maturities	1,869	1,895

Ending balance	$6,014	$11,730

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

Cautionary Statement Regarding Forward-Looking Information

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; product development; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; acquisitions; one-time charges; extraordinary items; the ability to attract and retain key personnel; the impact of existing, modified, or new strategic initiatives; and international factors. These and other risks and uncertainties are described in our annual report to shareholders included in Exhibit 13 of our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Risk Factors," and are also described in other parts of our 2001 annual report, including "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        Following the Company's third quarter earnings announcements in October 2001, a number of lawsuits were filed. These include Rule 10b-5 securities class actions filed in the District Court for the Northern District of California against the Company and certain of its executive officers and/or directors. These actions allege that the Company and certain of its officers made false and misleading statements concerning the Company's operations and prospects for the second and third quarters of 2001, in violation of federal securities laws. The actions generally define the putative class as persons who acquired the Company's stock between June 6 and October 18, 2001, and they seek damages, interest, costs and attorneys' fees. The actions have been consolidated, and no responsive pleading has been filed.

        In addition, two shareholder derivative actions dated December 2001 and January 2002 were filed in California state court in San Francisco. These actions generally seek redress against the members of the Company's board of directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract and violation of state insider trading law. The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys' fees and other relief. No responsive pleading has been filed.

        Beginning in December 2001, several class action complaints were filed in the District Court for the Northern District of California against the Company and/or certain of its executive officers and directors regarding the Company's 401(k) plan (the "Plan"). The purported class generally comprises all persons who have participated in the Plan since as early as January 1, 2000. The complaints allege, among other things, that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by encouraging participants to invest in the Company's common stock, and restricting sales of the common stock held under the Plan, at a time when the common stock was an unsuitable Plan investment. The complaints seek compensatory and punitive damages, attorneys' fees and other relief. No responsive pleading has been filed.

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

        In December 2000, the Company reached an agreement to settle state and federal lawsuits alleging unfair and deceptive business practices that had been filed against the Company and certain of its subsidiaries, beginning in May 1999, by current and former customers of the Company's banking subsidiaries. Under the settlement, the Company and certain of its subsidiaries, including Providian National Bank, agreed to make payments to customers, which resulted in a charge to the Company's 2000 earnings, and agreed to injunctive relief incorporating the same business practice changes included in the Company's settlements with the Comptroller, the San Francisco District Attorney and the California and Connecticut Attorneys General. The lawsuits covered by the settlement consist of: a consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") that was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank, and certain other subsidiaries of the Company; similar actions filed in other California counties that were transferred to San Francisco County and coordinated with the

Consolidated Action; and several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, that were filed in federal courts (the "Multidistrict Action") and transferred to the Eastern District of Pennsylvania. The settlement received final state court approval in November 2001, and the Multidistrict Action was dismissed on March 14, 2002. Approximately 6,400 class members opted out of participation in the settlement.

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

        In February 2002, the Company reached an agreement to settle a putative class action (In re Providian Securities Litigation), which is a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999 and transferred to the Eastern District of Pennsylvania, and arises out of alleged unfair business practices similar to the ones that were at issue in the Multidistrict Action and the Consolidated Action. The complaints allege, in general, that the Company and certain of its executive officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results. The putative class, which is alleged to have acquired the Company's stock between January 15, 1999 and May 26, 1999, seeks damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. The settlement, which was preliminarily approved by the court, totals $38 million and is expected to be funded by the Company's insurance carriers.

        Two shareholder derivative actions were filed in June and July 2000 in California state court in San Francisco and, in December 2000, a shareholder derivative lawsuit was filed in Delaware state court. These actions seek redress against the members of the Company's board of directors and certain executive officers and allege breach of fiduciary duty and corporate waste arising out of alleged unfair business practices similar to the ones that were at issue in the Multidistrict Action and the Consolidated Action. These actions have also been consolidated, and the defendants have a motion to dismiss pending.

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

Exhibit 12.1 Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (incorporated by reference to Exhibit 12.1 to the Company's Report on Form 10-Q for the quarter year ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002).
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

(c)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
	Three Months Ended March 31, 2002	Year Ended December 31,
		2001	2000	1999	1998	1997
Earning to Fixed Charges
Excluding interest on deposits	1.64	3.68	14.91	10.05	10.88	14.20
Including interest on deposits	1.05	1.24	2.27	3.03	2.93	2.66
Earnings to Combined Fixed Charges and Preferred Stock(1)
Excluding interest on deposits	1.64	3.68	14.91	10.05	10.88	13.28
Including interest on deposits	1.05	1.24	2.27	3.03	2.93	2.63

(1)
Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation (Registrant)

/s/ ANTHONY F. VUOTO
Date: August 14, 2002	Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

/s/ DANIEL SANFORD
Date: August 14, 2002	Daniel Sanford Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

QuickLinks

EXPLANATORY NOTE
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
Capital Ratios (Call Report Basis)
Capital Ratios (Applying Subprime Guidance)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Exhibits and Reports on Form 8-K.
SIGNATURES