Form 10-Q
period 2002-06-30
PROVIDIAN FINANCIAL CORP
filed 2002-08-14
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, there were 288,966,850 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition
Providian Financial Corporation and Subsidiaries

	June 30, 2002	December 31, 2001
	(unaudited)
(dollars in thousands, except per share data)
Assets
Cash and cash equivalents	$384,968	$449,586
Federal funds sold and securities purchased under resale agreements	5,604,000	1,611,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,844,091 at June 30, 2002 and $1,302,435 at December 31, 2001)	1,862,759	1,324,465
Loans held for securitization or sale	—	1,410,603
Loans receivable, less allowance for credit losses of $1,224,901 at June 30, 2002 and $1,932,833 at December 31, 2001	6,288,222	9,626,307
Premises and equipment, net	153,945	183,829
Interest receivable	93,121	116,053
Due from securitizations	2,471,330	2,926,181
Deferred taxes	483,713	1,030,340
Other assets	456,901	521,159
Assets of discontinued operations	—	738,643

Total assets	$17,798,959	$19,938,166

Liabilities
Deposits:
Non-interest bearing	$58,541	$71,232
Interest bearing	13,848,142	15,246,933

	13,906,683	15,318,165
Short-term borrowings	91,553	117,176
Long-term borrowings	870,932	959,281
Deferred fee revenue	283,249	468,310
Accrued expenses and other liabilities	461,337	885,780
Liabilities of discontinued operations	—	177,611

Total liabilities	15,613,754	17,926,323
Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Capital Securities)	104,332	104,332
Shareholders' equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: June 30, 2002—290,565,452 shares; December 31, 2001—286,209,960 shares)	2,906	2,862
Retained earnings	2,145,053	1,971,359
Cumulative other comprehensive income	9,567	9,807
Common stock held in treasury—at cost: (June 30, 2002—1,492,394 shares; December 31, 2001—1,383,562 shares)	(76,653)	(76,517)

Total shareholders' equity	2,080,873	1,907,511

Total liabilities and shareholders' equity	$17,798,959	$19,938,166

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)
Providian Financial Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(in thousands, except per share data)
Interest Income
Loans	$350,482	$647,182	$838,567	$1,312,771
Federal funds sold and securities purchased under resale agreements	7,098	7,749	12,707	16,030
Other	46,813	36,231	85,454	74,350

Total interest income	404,393	691,162	936,728	1,403,151
Interest Expense
Deposits	185,738	217,831	381,041	422,596
Borrowings	10,280	15,557	22,032	35,060

Total interest expense	196,018	233,388	403,073	457,656

Net interest income	208,375	457,774	533,655	945,495
Provision for credit losses	80,385	369,316	960,464	780,911

Net interest income after provision for credit losses	127,990	88,458	(426,809)	164,584
Non-Interest Income
Servicing and securitizations	124,830	268,617	445,190	514,403
Credit product fee income	286,200	568,348	631,127	1,148,514
Other	98,959	57,642	546,852	104,338

	509,989	894,607	1,623,169	1,767,255
Non-Interest Expense
Salaries and employee benefits	138,860	176,472	303,878	351,521
Solicitation and advertising	104,189	134,742	212,871	279,374
Occupancy, furniture, and equipment	82,523	52,399	135,755	104,236
Data processing and communication	44,708	53,767	93,994	107,464
Other	119,054	164,001	289,920	298,271

	489,334	581,381	1,036,418	1,140,866
Income from continuing operations before income taxes	148,645	401,684	159,942	790,973
Income tax expense	58,715	158,679	63,177	312,434

Income from continuing operations	89,930	243,005	96,765	478,539
Income (loss) from discontinued operations—net of related taxes	63,972	(10,645)	67,156	(17,561)
Cumulative effect of change in accounting principle—net of $1.3 million of related taxes	—	—	—	1,846

Net Income	$153,902	$232,360	$163,921	$462,824

Earnings per common share—basic
Income from continuing operations	$0.32	$0.85	$0.34	$1.68
Income (loss) from discontinued operations—net of related taxes	0.22	(0.03)	0.24	(0.06)
Cumulative effect of change in accounting principle—net of related taxes	—	—	—	0.01

Net Income	$0.54	$0.82	$0.58	$1.63

Earnings per common share—assuming dilution
Income from continuing operations	$0.31	$0.82	$0.34	$1.62
Income (loss) from discontinued operations—net of related taxes	0.22	(0.03)	0.23	(0.06)
Cumulative effect of change in accounting principle—net of related taxes	—	—	—	0.01

Net Income	$0.53	$0.79	$0.57	$1.57

Weighted average common shares outstanding—basic	284,250	284,602	284,163	284,767

Weighted average common shares outstanding—assuming dilution	294,172	297,601	293,847	297,993

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
Providian Financial Corporation and Subsidiaries

	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
(dollars in thousands, except per share data)
Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			462,824			462,824
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $8,774				(12,742)		(12,742)
Foreign currency translation adjustments, net of income tax benefit of $31				(63)		(63)

Other comprehensive income						(12,805)

Comprehensive income						450,019
Cash dividend: Common—$0.06 per share			(17,153)			(17,153)
Purchase of 2,397,673 common shares for treasury		(959)			(109,599)	(110,558)
Exercise of stock options and other awards		(38,134)	(2,798)		76,685	35,753
Issuance of restricted and unrestricted stock less forfeited shares		5,218			7,980	13,198
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $7,081		(6,117)				(6,117)
Net tax effect from employee stock plans		39,992				39,992

Balance at June 30, 2001	$2,862	$—	$2,457,078	$8,287	$(30,910)	$2,437,317

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			163,921			163,921
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $856				(1,311)		(1,311)
Foreign currency translation adjustments, net of income tax Expense of $700				1,071		1,071

Other comprehensive income						(240)

Comprehensive income						163,681
Purchase of 281,502 common shares for treasury					(1,487)	(1,487)
Exercise of stock options and other awards		(10,625)	9,773		1,926	1,074
Issuance of restricted and unrestricted stock less forfeited shares	44	15,313			(575)	14,782
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $12,141		(2,641)				(2,641)
Net tax effect from employee stock plans		(2,047)				(2,047)

Balance at June 30, 2002	$2,906	$—	$2,145,053	$9,567	$(76,653)	$2,080,873

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Providian Financial Corporation and Subsidiaries

	Six months ended June 30,
	2002	2001
(dollars in thousands)
Operating Activities
Net Income	$163,921	$462,824
(Income) loss from discontinued operations, net of related taxes	(67,156)	17,561
Cumulative effect of change in accounting principle, net of related taxes	—	(1,846)

Income from continuing operations	96,765	478,539
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for credit losses	960,464	780,915
Depreciation and amortization of premises and equipment	24,953	35,270
Amortization of net loan acquisition costs	23,916	28,069
Amortization of deferred compensation related to restricted and unrestricted stock	12,141	7,081
Decrease in deferred fee revenue	(185,061)	(138,513)
Decrease in deferred income tax benefit	549,750	69,617
Decrease in interest receivable	22,932	15,725
Gain from sale of interests in Providian Master Trust	(401,903)	—
Net decrease (increase) in other assets	57,742	(168,984)
Net (decrease) increase in accrued expenses and other liabilities	(418,103)	106,536

Net cash provided by operating activities	743,596	1,214,255
Investing Activities
Net cash from (used for) loan originations and principal collections on loans receivable	5,065,481	(3,832,255)
Net (decrease) increase in securitized loans	(887,126)	2,638,854
Net decrease in held-to-maturity investment	—	686,214
Decrease (increase) in due from securitizations	454,851	(557,959)
Purchases of available-for-sale investment securities	(2,476,989)	(13,461,693)
Proceeds from maturities and sales of investment securities	1,935,332	13,466,459
Increase in federal funds sold and securities purchased under resale agreements or similar arrangements	(3,993,000)	(1,543,994)
Net purchases of premises and equipment	(697)	(43,002)

Net cash provided (used) by investing activities	97,852	(2,647,376)
Financing Activities
Net (decrease) increase in deposits	(1,419,869)	2,182,252
Proceeds from issuance of term federal funds	400,000	325,856
Repayment of term federal funds	(400,000)	(340,856)
Increase in other short-term borrowings	—	63
Repayment of short-term borrowings	(117,186)	—
Proceeds from long-term borrowings	8,173	400,354
Repayment of long-term borrowings	(4,959)	(237,641)
Purchase of treasury stock	(1,487)	(110,558)
Dividends paid	—	(17,153)
Proceeds from exercise of stock options	1,074	35,753

Net cash (used) provided by financing activities	(1,534,254)	2,238,070
Net cash related to discontinued operations	628,188	(55,120)

Net (Decrease) Increase in Cash and Cash Equivalents	(64,618)	749,829
Cash and cash equivalents at beginning of period	449,586	430,554

Cash and cash equivalents at end of period	$384,968	$1,180,383

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002 (unaudited)

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts, including discontinued operations, have been reclassified to conform to the 2002 presentation.

Note 2. Recognition of Income on Loans

        During the first quarter of 2002, the Company began accruing only the estimated collectible portion of finance charges and fees posted to customer account balances. Prior to 2002, the Company recognized the entire amount of finance charges and fees posted to customer account balances as income and an increase to loans receivables, and subtracted from such amount a portion estimated to be uncollectible. Pursuant to the change adopted in the first quarter of 2002, the Company recognizes only that portion of finance charges and fees estimated to be collectible. During 2001, the Company accelerated the recognition of the estimated uncollectible portion of accrued finance charges and fees included in loans for all credit card receivables, including those that were current, due to deterioration in the underlying characteristics of the loan portfolio and increased loss experience. The Company continues to use projected credit loss rates to estimate uncollectible revenue, and the change adopted during the first quarter did not materially impact earnings or loans receivable. Also, as a result of this change, previously established valuation allowances for finance charge and fee income were depleted during 2002 as credit losses the Company previously estimated were realized.

        During the second quarter of 2002, interest income on loans decreased by $22 million ($13.3 million net of related taxes) and credit product fee income decreased by $35 million

($21.2 million net of related taxes) as a result of an increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy. This change in estimate reduced income from continuing operations and net income by $34.5 million, or $0.12 per diluted share.

Note 3. Loans Receivable and Allowance for Credit Losses

        The following is a summary of loans receivable at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(dollars in thousands)
Credit cards	$7,479,670	$11,498,974
Other	33,453	60,166
Allowance for credit losses	(1,224,901)	(1,932,833)

	$6,288,222	$9,626,307

        The activity in the allowance for credit losses for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Balance at beginning of period	$1,413,734	$1,508,372	$1,932,833	$1,436,004
Provision for credit losses	80,385	369,316	572,234	780,911
Fair value adjustment—loans available for sale	—	—	388,230	—
Credit losses	(306,296)	(411,495)	(757,326)	(782,649)
Recoveries	37,078	40,921	74,873	72,848
Transfer of loans to available for sale	—	—	(985,943)	—
Other	—	4	—	4

Balance at end of period	$1,224,901	$1,507,118	$1,224,901	$1,507,118

        During the first quarter of 2002, the Company accelerated its recognition of charge-offs for loans that are subject to payment plans under its consumer debt management program, substantially all of which are loans under consumer credit counseling service programs through which customers establish a plan to repay their outstanding balances under agreed upon-terms. Once customers have been accepted into the debt management program under criteria established by the Company, their loans are considered to be restructured and subsequently are charged off no later than 120 days after they become contractually past due. Previously, these loans were charged off no later than 180 days after they became contractually past due. As a result of the change, we recorded a provision for credit losses and an offsetting decrease to loans receivable of approximately $2.9 million during the first quarter.

Note 4. Earnings per Common Share

        The following table sets forth the computation of both basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(in thousands, except per share data)
Basic
Income from continuing operations	$89,930	$243,005	$96,765	$478,539
Income (loss) from discontinued operations, net of related taxes	63,972	(10,645)	67,156	(17,561)
Cumulative effect of change in accounting principle, net of related taxes	—	—	—	1,846

Net income available to common shareholders	$153,902	$232,360	$163,921	$462,824

Weighted average common shares outstanding	284,250	284,602	284,163	284,767

Earnings per common share
Income from discontinued operations, net of related taxes	$0.32	$0.85	$0.34	$1.68
Income (loss) from discontinued operations, net of related taxes	0.22	(0.03)	0.24	(0.06)
Cumulative effect of change in accounting principle, net of related taxes	—	—	—	0.01

Net income per common share	$0.54	$0.82	$0.58	$1.63

Diluted
Income from continuing operations	$89,930	$243,005	$96,765	$478,539
Plus: Income impact of dilutive assumed conversions
Interest on 3.25% convertible senior notes, net of related taxes	1,688	1,979	3,375	3,957

Income from continuing operations with assumed conversions	91,618	244,984	100,140	482,496
Income (loss) from discontinued operations, net of related taxes	63,972	(10,645)	67,156	(17,561)
Cumulative effect of change in accounting principle, net of related taxes	—	—	—	1,846

Net income available to common shareholders with assumed conversions	$155,590	$234,339	$167,296	$466,781

Weighted average common shares outstanding	284,250	284,602	284,163	284,767
Plus: Incremental shares from dilutive assumed conversions
Restricted stock issued—non vested	4,624	904	4,478	827
Employee stock options	324	6,024	232	6,315
3.25% convertible senior notes	4,974	5,832	4,974	5,832
Forward purchase contracts	—	239	—	252

Dilutive potential common shares	9,922	12,999	9,684	13,226

Adjusted weighted average common shares	294,172	297,601	293,847	297,993

Earnings per common share:
Income from continuing operations	$0.31	$0.82	$0.34	$1.62
Discontinued operations, net of related taxes	0.22	(0.03)	0.23	(0.06)
Cumulative effect of change in accounting principle, net of related taxes	—	—	—	.01

Net income per common share	$0.53	$0.79	$0.57	$1.57

Note 5. Asset Sales

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

        On February 28, 2002, the Company agreed with investors to terminate a securitization transaction that funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of these receivables were included in the structured sale of the $2.4 billion higher risk asset portfolio that we completed on June 25, 2002.

        On April 19, 2002, the Company completed the sale of its United Kingdom operations. The sale included facilities in London and Crawley, England. This sale generated a second quarter 2002 gain of $95.6 million on proceeds of over $600 million.

        On May 10, 2002, the Company completed the sale of its Argentina operations, including Providian Financial S.A. and Providian Bank S.A. The consummation of this transaction resulted in a gain of $8.0 million during the second quarter of 2002. During the fourth quarter of 2001, we had recognized $133 million in charges primarily related to the estimated losses from the devaluation of the Argentine Peso and the reclassification of the Argentine operations as a discontinued operation.

        On June 25, 2002, the Company completed the structured sale of the $2.4 billion higher risk asset portfolio transferred to loans held for sale during the first quarter of 2002. In addition to charges of $388 million to adjust the portfolio to fair value and $15 million in related transaction expenses during the first quarter of 2002, we recognized a loss in the second quarter of 2002 of $4.5 million related to the reduction in carrying value of the receivables and related transaction costs.

Note 6. Decommissioning of Facilities

        In a continuation of its efforts to align the operations infrastructure with the ongoing business, on July 30, 2002 the Company announced the closure of its Sacramento, California facility and plans to close facilities in Fairfield, California and Salt Lake City, Utah during the remaining months of 2002. By the end of 2002, a net reduction of approximately 1,300 positions is expected to result from these actions, including 1,600 employees terminated in connection with these closures, primarily in the servicing and collections operations. During the second quarter of 2002, the Company recognized a $37.9 million charge representing acceleration of facility equipment and furniture lease expenses, fixed asset write-downs, and disposal costs. In addition to the $16.7 million workforce reduction charge taken during the first quarter of 2002, the Company expects to recognize approximately $12 million in severance and benefit expenses during the third and fourth quarters of 2002.

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

Note 8. Cumulative Other Comprehensive Income

        The components of cumulative other comprehensive income for the six months ended June 30, 2002 and 2001 are as follows:

	Unrealized Gain on (Loss) Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
(dollars in thousands)
Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(21,516)	(94)	(21,610)
Tax benefit (expense)	8,774	31	8,805

Balance at June 30, 2001	$8,771	$(484)	$8,287

Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(2,167)	1,771	(396)
Tax benefit (expense)	856	(700)	156

Balance at June 30, 2002	$9,567	$—	$9,567

Note 9. Discontinued Operations

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company early adopted in the fourth quarter of 2001, the Company reclassified the balances relating to its United Kingdom and Argentina operations on its condensed consolidated financial statements to reflect the disposition of these operations. The revenues, costs and expenses, assets and liabilities, and cash flows of these operations have been segregated in the condensed consolidated statements of income, statements of financial condition, and statements of cash flows for all periods presented and have been separately reported as "discontinued operations."

        The Company reported $64.0 million in income from discontinued operations (net of $41.8 million in related taxes) for the three months ended June 30, 2002. The sale of our United Kingdom operations resulted in a gain of $95.6 million, and the sale of our Argentine operations resulted in a gain of $8.0 million, during the second quarter of 2002.

        The following is a summary of the taxes on the income (loss) from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Income (loss) from discontinued operations before related taxes	$105,739	$(17,595)	$111,002	$(29,026)
Less related tax expense (benefit)	41,767	(6,950)	43,846	(11,465)

Income (loss) from discontinued operations net of related taxes	$63,972	$(10,645)	$67,156	$(17,561)

Note 10. Commitments and Contingencies

        On July 3, 2002, a state court class action complaint was filed against the Company alleging that the Company's Paid-Time-Off ("PTO") welfare benefit plan violates California law, including Labor Code section 227.3, because it caps the accrued PTO of a terminated employee at 40 hours. The Company has filed a notice to remove the complaint to federal court on the grounds that the PTO plan is governed by federal ERISA law. An informed assessment of the ultimate outcome or potential liability associated with this lawsuit or the Company's other pending lawsuits and other potential claims that could arise is not feasible at this time. For more detailed information on legal proceedings affecting the Company, see "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q.

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

        Accounting Policies.    Our financial statements are prepared in accordance with GAAP. Our key accounting policies are summarized in "Overview of Significant Accounting Policies" in our annual report to shareholders included in Exhibit 13 of our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Shareholders Report").

        Managed Financial Information.    We service (or manage) the loans that we own and the loans that we have sold through our securitizations. Loans that have been securitized are not considered to be our assets under GAAP and, therefore, are not shown on our balance sheet. However, we typically retain interests in the securitized loan pools, and thus we still have a financial interest in and exposure to the performance of the securitized loans. These retained interests include a "seller's interest" (which is generally equal to the total amount of loans included in the securitization less all investor securities issued), subordinated investor securities retained by us, and "interest-only strips" that are subordinate to the interests of investors. Interest-only strips represent the present value of the estimated cash flow from finance charge and fee revenue less amounts paid to investors, related credit losses, servicing fees and other transaction expenses. See "—Managed Consumer Loan Portfolio and the Impact of Securitization—Financial Statement Impact." To the extent actual credit losses on a securitized portfolio exceed the estimates used to calculate the present value of the related interest-only strip or other retained subordinated interest, the value of such interest-only strip or other retained subordinated interest would be adjusted downward to reflect the reduced present value of the expected cash flows, and a charge against earnings would be taken.

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

        Managed loan performance will not always coincide with reported loan performance, because the relative portions of total managed loans represented by reported and securitized loans will vary over time, and reported and securitized loans may have different credit characteristics and perform differently over time. For example, during the first quarter of 2002, we sold our interests in the Providian Master Trust and in connection with such sale transferred the related loans. Because substantially all of the loans included in the Providian Master Trust were securitized, the sale of our interests in the Providian Master Trust had a greater effect on managed loan performance. In contrast, the sale of the higher risk assets in the second quarter of 2002 had a greater effect on reported loan performance, because we had owned those assets and included them in reported loans.

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

        Capital Plan and Related Regulatory Matters.    Our banking subsidiaries have entered into written agreements with their regulators, we have entered into written agreements with our banking subsidiaries, and our banking subsidiaries have submitted Capital Plans accepted by their regulators, as described under "Our Capital Plan and Other Regulatory Matters" in our 2001 Annual Shareholders Report. As of June 30, 2002, our banking subsidiaries met their commitments under the Capital Plan to achieve the capital ratio goals for that date set forth in the Capital Plan. See "—Capital Adequacy."

        On June 4, 2002, we contributed the stock of PBS to PNB, as planned, resulting in an increase to capital at PNB of $16.4 million. In addition, our banking subsidiaries have submitted to the Office of the Comptroller of the Currency ("Comptroller") an application for permission to merge PB into PNB. The application is awaiting approval from the Comptroller, and we expect to complete the merger as and when that approval is received.

        On May 17, 2002, the federal banking agencies issued an interagency advisory with respect to the risk-based capital treatment for banking institutions that record an asset commonly referred to as Accrued Interest Receivable ("AIR") in connection with their credit card receivables securitizations. The AIR represents fees and finance charges that have been accrued on receivables that an institution has securitized and sold to third party investors and may include finance charges billed but not yet collected and finance charges accrued but not yet billed on the securitized receivables. Pursuant to this advisory, an AIR may be considered a retained subordinated interest for regulatory capital purposes, and institutions are expected to hold risk-based capital in an amount consistent with its subordinated nature. We treat an AIR for finance charges accrued but not yet billed as a residual interest subject to the residual interest rule, which our banking subsidiaries elected to early adopt as of January 1, 2002 (see "—Capital Adequacy"). Our practice with respect to finance charges billed but not yet collected has been to hold capital on the same basis as other loans, including loans subject to increased subprime risk weightings. We are in discussions with our regulators regarding the application of the advisory to our banking subsidiaries. If increased risk weightings are required as a result of this advisory, we could be required to hold dollar-for-dollar capital against this component of the AIR. If this were to happen, we would continue to expect to meet the capital goals set forth in our Capital Plan.

        On July 22 2002, the federal banking agencies issued their draft guidance (the "Guidance") on account management and loss allowances for credit card lending, which sets forth the agencies' expectations in the areas of credit card account management, risk management, and loss allowance practices. The Guidance addresses credit line management, over-limit, and workout and forbearance practices, as well as income recognition and loss allowance practices, including practices related to accrued interest and fees and loan loss allowances. The principles set forth in the Guidance are generally applicable to all institutions subject to the agencies' supervision that offer credit card programs. Certain practices, such as negative amortization for over-limit accounts (which occurs when the required minimum payment is insufficient to cover fees and finance charges assessed in the current billing cycle), would be subject to increased regulatory scrutiny in the management of subprime lending programs. Institutions are expected to work with their primary regulators to ensure implementation of the Guidance as promptly as possible. We believe that PNB is in substantial compliance with the income recognition and loss allowance principles included in the Guidance as proposed, and we are taking appropriate steps to implement the remaining practices set forth in the draft Guidance. The comment period on the Guidance ends on September 23, 2002. While we believe we should be able to implement the Guidance without major impact to our business model, we are unable to predict its effect with certainty at this time.

        Recent Developments.    During the second quarter of 2002, we completed the structured sale, through a limited liability subsidiary of PNB, of PNB's higher risk portfolio. Credit card receivables in the portfolio totaled approximately $2.4 billion at the time of sale and total cash proceeds from the sale were approximately $1.2 billion. The transaction was developed in conjunction with two limited liability companies formed by affiliates of Goldman, Sachs & Co., Salomon Smith Barney, CardWorks, Inc., and CompuCredit Corporation. In addition to charges of $388 million to adjust the portfolio to fair value and $15 million in related transaction expenses recognized during the first quarter of 2002, we recognized a charge of $4.5 million during the second quarter related to the carrying value of the receivables and related transaction costs. As a result of this sale, we removed the higher risk portfolio assets from the methodology, including the historical roll rate calculation, used to estimate uncollectible loan balances. This resulted in a decrease of $66.6 million in the allowance for credit losses and a $15.1 million decrease in the estimated uncollectible portion of finance charges and fees. Under the completed structure, the limited liability subsidiary of PNB holds approximately $87 million, or 49%, of the BB-/Ba2 rated notes, and approximately $98 million, or 44%, of the BBB-/Baa2 rated certificates, issued in conjunction with the securitization of the portfolio.

        Our second quarter and year-to-date financial results reflect other actions taken to reduce credit risk, refocus our marketing strategy, and further strengthen our balance sheet. In addition to the structured sale of the higher risk portfolio, we have taken the following actions since we announced our five-point plan in October 2001:

  •
  Completed the sale of our credit card operations in the United Kingdom to Barclaycard, a division of Barclays PLC.

  •
  Completed the sale of our operations in Argentina to a local investor group in Buenos Aires.

  •
  Completed the sale of our interests in the Providian Master Trust to JPMorgan Chase.

  •
  Reached an agreement with regulators for managing capital and growth.

  •
  Completed over $2.8 billion of securitization transactions that replaced maturing or amortizing transactions totaling $2.0 billion.

  •
  Discontinued all new account acquisitions in the standard market segment, tightened credit line increases across all segments and selectively re-priced loans that have exhibited increased risk levels.

  •
  Closed operations center in Henderson, Nevada and Sacramento, California and announced the phase out of operations centers in Fairfield, California and Salt Lake City, Utah by the end of 2002.

  •
  Accomplished total workforce reductions of approximately 47%.

  •
  Hired Joseph Saunders as the Company's President and Chief Executive Officer.

  •
  Strengthened our executive management team by hiring Warren Wilcox as Vice Chairman, Planning and Marketing, Susan Gleason as Vice Chairman, Operations and Systems, Anthony Vuoto as Vice Chairman and Chief Financial Officer, Richard Lewis as Chief Credit Officer, and Jim Saber as Chief Information Officer, and promoting Jim Jones to Vice Chairman, Credit and Collections.

Earnings Summary

        The following discussion provides a summary of results for the three and six month periods ended June 30, 2002, compared to the results for the three and six month periods ended June 30, 2001. During 2001, we announced our intention to discontinue our operations in the United Kingdom and Argentina, and during the second quarter of 2002 we completed the sale of our operations in both locations. The following tables exclude all discontinued operations. Each component of the results is covered in further detail in subsequent sections of this discussion.

        Net income for the three and six months ended June 30, 2002 and 2001 is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in millions)
Income from continuing operations	$89.9	$243.0	$96.8	$478.5
Income (loss) from discontinued operations	64.0	(10.6)	67.1	(17.5)
Cumulative effect of change in accounting principle	—	—	—	1.8

Net Income	$153.9	$232.4	$163.9	$462.8

        Income from continuing operations for the three months ended June 30, 2002 was $89.9 million, compared to $243.0 million for the three months ended June 30, 2001. Income from continuing operations for the six months ended June 30, 2002 was $96.8 million, compared to $478.5 million for the six months ended June 30, 2001. The primary reason for the decrease in income from continuing operations is reduced net interest income on loans and non-interest income. In addition, we realized a gain of approximately $402 million on the sale of our interests in the Providian Master Trust and in connection with the structured sale of our higher risk portfolio we realized a charge of approximately $388 million to adjust the higher risk portfolio held for sale to fair value and a charge of $15 million in related transaction fees. For the three months ended June 30, 2002, reported net interest income decreased 54% to $208.4 million, compared to $457.8 million for the second quarter of 2001. Non-interest income for the quarter ended June 30, 2002 was $510.0 million, a decrease of $384.6 million from $894.6 million during the second quarter of 2001. These decreases are almost entirely due to reduced reported loans receivable balances and securitized loan balances resulting from asset sales.

        Income from discontinued operations increased to $64.0 million in the second quarter of 2002, from a loss of $10.6 million during the same period in 2001. For the six months ended June 30, 2002 income from discontinued operations was $67.1 million compared to a loss of $17.6 million in the first half of 2001. The increase during the second quarter of 2002 is due to a pre-tax gain of $95.6 million from the sale of the United Kingdom credit card operations and a pre-tax gain of $8.0 million from the sale of our Argentina operations.

        As of June 30, 2002, managed credit card loans, which included $7.51 billion of reported loans, was $19.64 billion, a decrease of $10.41 billion, or 35%, from the balance at June 30, 2001. This decline in managed credit card loans was primarily due to the transfer of nearly $8 billion in managed loans receivable included in the Providian Master Trust in February 2002 (including the sale of our related interests) and the sale of $2.4 billion of higher risk credit card receivables in June 2002.

        For the three months ended June 30, 2002, reported net interest income decreased 54% to $208.4 million, compared to $457.8 million for the second quarter of 2001. For the six months ended June 30, 2002, reported net interest income was $533.7 million, compared to $945.5 million for the first half of 2001. Our reported net interest margin on loans increased to 13.00% for the second quarter of 2002, compared to 12.87% for the same period in 2001. For the second quarter of 2002, the reported net credit loss rate was 14.21%, compared to 14.04% for the first quarter of 2002 and 10.39% for the second quarter of 2001. The 30+ day reported delinquency rate as of June 30, 2002 decreased to 7.29%, from 8.32% as of March 31, 2002 and 8.93% on June 30, 2001. The increase in yields and the net credit loss rate year over year, reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our managed portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans. The improvement in reported delinquencies year over year is primarily the result of a policy, adopted in the first quarter of 2002, of accruing only the estimated collectible portion of finance charges and fees on loans receivable.

        For the three months ended June 30, 2002, managed net interest income was $783.2 million, compared to $949.1 million for the second quarter of 2001. For the six months ended June 30, 2002, managed net interest income was $1.75 billion, compared to $1.83 billion for the first half of 2001. Our managed net interest margin on loans increased to 16.38% for the second quarter of 2002, compared to 13.14% for the same period in 2001. For the second quarter of 2002, the managed net credit loss rate was 17.53%, compared to 15.05% for the first quarter of 2002 and 10.38% for the second quarter of 2001. The 30+ day managed delinquency rate as of June 30, 2002 decreased to 10.16% from 10.22% as of March 31, 2002, but increased from 8.07% as of June 30, 2001. The increase in yields, the net credit loss rate, and the delinquency rate reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our managed portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans.

        Non-interest income for the quarter ended June 30, 2002 was $510.0 million, a decrease of $384.6 million, from $894.6 million during the second quarter of 2001. Non-interest income for the six months ended June 30, 2002 was $1.62 billion. Excluding the $401.9 million gain from the sale of our interests in the Providian Master Trust during the first quarter, non-interest income decreased $546.0 million, from $1.77 billion during the first six months of 2001. This decrease reflects lower credit product fee income. Non-interest expense decreased $92.1 million during the second quarter of 2002 to $489.3 million, compared to $581.4 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, non-interest expense declined by $104.4 million, to $1.04 billion, compared to $1.14 billion in the first half of 2001. The reductions in non-interest expense are primarily due to a reduction in solicitation and advertising and salary and employee benefits expenses.

        Our return on reported assets was 3.36% for the second quarter of 2002, down from 4.59% for the same period in 2001. Our return on managed assets was 2.15% for the second quarter of 2002, down from 2.71% for the same period in 2001. The return on equity of 30.64% for the second quarter of 2002 was down from 40.08% for the same period in 2001. Decreases in return on assets and equity were primarily driven by increased credit losses due to the deterioration in the credit quality of our loans and continued weakness in the economy.

Managed Consumer Loan Portfolio and the Impact of Securitization

        We securitize consumer loans in order to diversify funding sources and to manage our cost of funds. For additional discussion of our securitization activities, see "—Funding and Liquidity." Securitized loans sold to investors are not considered our assets and therefore are not shown on our balance sheet. Because we typically retain an interest in the loans we have securitized, and the impact of securitized loans continues to affect future cash flows, it is our practice to analyze our financial performance on a managed basis. To perform this analysis, we use an adjusted income statement and adjusted statements of financial condition, which add back the effect of securitizations.

        The following table summarizes our managed loan portfolio:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Period-End Balances
Reported consumer loans	$7,513,123	$14,059,525	$7,513,123	$14,059,525
Securitized consumer loans	12,125,831	15,991,512	12,125,831	15,991,512

Total managed consumer loan portfolio	$19,638,954	$30,051,037	$19,638,954	$30,051,037

Average Balances
Reported consumer loans	$7,577,571	$14,266,321	$9,207,993	$14,138,353
Securitized consumer loans	12,195,319	14,648,408	13,655,924	14,040,119

Total average managed consumer loan portfolio	$19,772,890	$28,914,729	$22,863,917	$28,178,472

Operating Data and Ratios
Reported:
Average earning assets	$14,242,400	$17,690,251	$14,925,308	$17,328,410
Return on average assets	3.36%	4.59%	1.76%	4.72%
Net interest margin on earning assets(1)	5.85%	10.35%	7.15%	10.91%
Managed:
Average earning assets	$26,437,719	$32,338,659	$28,581,232	$31,368,529
Return on average assets	2.15%	2.71%	1.08%	2.80%
Net interest margin on earning assets(1)	11.85%	11.74%	12.21%	11.67%

(1)
Net interest margin is equal to net interest income divided by average earning assets.

        Financial Statement Impact.    Our outstanding securitizations are treated as sales under GAAP. We receive the proceeds of the sale, and the securitized loans and related allowances are removed from our balance sheet. We generally retain an interest in the securitized pool of assets that is subordinate to the interests of third party investors. As the holder of a subordinated interest, we retain a right to receive collections allocated to the subordinated interest after payments to senior investors. Certain events result in the excess cash flow being used to fund spread accounts, in which we also retain an interest. Subordinated retained interests and spread accounts are recorded at estimated fair value, which is less than the face amount, and are included in "due from securitizations" on our balance sheet. At least quarterly, we adjust the valuation of our retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to key estimates that we make. These adjustments are reflected in servicing and securitization income.

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

        When loans are securitized, we retain a "seller's interest" generally equal to the total amount of the pool of loans included in the securitization less the investors' portion and our subordinated retained interests in those loans. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller's interest will vary. The seller's interest is classified as loans receivable at par on our balance sheet. At June 30, 2002, we maintained an allowance for credit losses on the seller's interest. Periodically, we may be required to transfer new loans into a securitized pool in order to maintain the seller's interest above a minimum required by the securitization documents.

        We continue to service the accounts included in the pool of securitized loans and earn a monthly servicing fee, which is generally offset by the servicing costs we incur. Accordingly, servicing assets or liabilities have not been recognized in connection with our securitizations.

        The ongoing effect of securitization accounting on our income statement includes a reduction in net interest income and the provision for credit losses, and an adjustment to non-interest income. For the three months ended June 30, 2002 and 2001, securitization accounting had the effect of reducing net interest income by $574.8 million and $491.3 million; and reducing the provision for credit losses by $597.5 million and $380.1 million. The effect of securitization accounting on non-interest income for the three months ended June 30, 2002 was a decrease of $22.7 million compared to an increase of $111.2 million for the second quarter of 2001. The decrease in the second quarter of 2002 reflects an increase in credit losses experienced in the securitized loan portfolio. For the six months ended June 30, 2002 and 2001, securitization accounting had the effect of reducing net interest income by $1.21 billion and $885.0 million; reducing the provision for credit losses by $1.20 billion and $683.3 million; and increasing non-interest income by $11.3 million and $201.7 million. Unamortized loan acquisition costs are expensed upon securitization. Credit losses on securitized loans are reflected as a reduction of servicing and securitization income rather than a reduction of the allowance for credit losses. Therefore, our provision for credit losses is lower than if the loans had not been securitized.

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

        In the fourth quarter of 2001, we completed the $1.15 billion restructuring of Providian Gateway Master Trust Series 2000-D and the $1.0 billion Providian Gateway Master Trust Series 2001-J securitization. In these securitizations, early amortization can be triggered by: a downgrade in PNB's credit rating below BB-/Ba3 unless PNB has entered into a back-up servicing agreement with a back-up servicer satisfactory to the investors within 60 days of the downgrade; the failure of PNB to be "well capitalized" as shown on its Call Report beginning with the quarter ending June 30, 2002; or an early amortization with respect to any of our other Providian Gateway Master Trust securitizations. In addition, early amortization of the Series 2000-D securitization can be triggered by a downgrade of the Class B certificates below their current rating of A/A2 if a specified percentage of the investors declare the downgrade to be an amortization event.

        As of the date of this report, none of these trigger events has occurred, and we have taken steps that we expect will prevent such an occurrence in the event a downgrade in PNB's credit rating should occur, by entering into a back-up servicing agreement with Total Systems Services, Inc., as back-up servicer. In the Providian Gateway Master Trust, all the outstanding securitizations bear interest at floating rates of interest, and a substantial portion of the receivables now bear interest at variable rates, following a conversion of interest rate pricing from fixed rates. This conversion will have the effect of substantially reducing the risk that excess servicing could be adversely affected should interest rates rise substantially.

        Cash Flow Impact.    When loans are securitized, we receive cash proceeds from investors net of up-front transaction fees and expenses. We use these proceeds to reduce alternative funding liabilities, invest in short-term liquid investments, and for other general corporate purposes. The investors' share of finance charges and fees received from the securitized loans is collected each month and used to pay investors for interest and credit losses, to pay us for servicing fees and to pay other third parties for credit enhancement costs, and for other transaction expenses. Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to us. Certain negative events, such as deterioration of excess servicing below certain specified levels, result in the excess cash flow being retained in the securitization through the funding of spread accounts as additional credit enhancement rather than remitted back to us. As a consequence of our credit rating downgrades in late 2001 and reduced excess servicing income, at least $600 million of Providian Gateway Master Trust collections is currently expected to be used to fund spread accounts during 2002. Of this amount, approximately $357 million was funded in these spread accounts during the first six months of 2002. The amount expected to be funded will change from time to time, depending on securitization maturities and the performance of the securitized loans.

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

Risk Adjusted Revenue and Return.

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

        Reported risk adjusted revenue and return on loans for the three months ended June 30, 2002 were $487.0 million and 25.71%, compared to $983.0 million and 27.56% for the same period in 2001. The decrease in reported risk adjusted revenue is primarily the result of lower interest income and non-interest income resulting from decreased reported loan balances due to asset sales and high credit loss rates. In addition, the decline in the reported risk adjusted return resulted from an increase in the reported credit loss rate due to deterioration in the credit quality of our loans and continued weakness in the economy.

        Managed risk adjusted revenue and return on loans for the three months ended June 30, 2002 were $475.7 million and 9.62%, compared to $982.2 million and 13.60% for the same period in 2001. Decreased net interest income and higher net credit losses during the second quarter of 2002 resulted in a 29% decrease in managed risk adjusted return on loans. The decrease in managed risk adjusted revenue is primarily the result of lower interest income and non-interest income resulting from decreased managed loan balances due to asset sales and high credit loss rates. In addition, the decline in the managed risk adjusted return resulted from an increase in the reported credit loss rate due to deterioration in the credit quality of our loans and continued weakness in the economy.

Net Interest Income and Margin

        Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings. Managed net interest income also includes interest earned from securitized loans less securitization funding costs.

        Reported net interest income for the three months ended June 30, 2002 was $208.4 million, compared to $457.8 million for the same period in 2001, representing a decrease of $249.4 million, or 54%. Reported net interest income for the six months ended June 30, 2002 was $533.7 million, compared to $945.5 million for the same period in 2001, representing a decrease of $411.8 million, or 44%. The decrease in reported net interest income is primarily attributable to lower loan balances resulting from the sale of our interests in the Providian Master Trust and the sale of our higher risk asset portfolio in June 2002 and the increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy.

        Managed net interest income for the three months ended June 30, 2002 was $783.2 million, compared to $949.1 million for the same period in 2001, representing a decrease of $165.9 million, or 17%. Managed net interest income for the six months ended June 30, 2002 was $1.75 billion, compared to $1.83 billion for the same period in 2001. The decrease in managed net interest income is almost entirely attributable to the decrease in loan balances resulting from the sale of our interests in the Providian Master Trust and the sale of our higher risk asset portfolio in June 2002. Managed net interest margin on average managed earning assets increased to 11.85% for the three months ended June 30, 2002, from 11.74% for the same period in 2001.

        The reported interest yield on total interest earning assets declined to 11.36% and 12.55% for the three and six months ended June 30, 2002, from 15.63% and 16.19% for the same periods in 2001. The primary cause for the decline in reported yield on interest earning assets is the large lower-yielding liquidity position we have maintained during 2002. These lower yields have been partially offset by lower interest rates over the last year.

Statement of Average Balances, Income and Expense, Yields and Rates

        The following tables provide an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2002 and 2001 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(dollars in thousands)
Assets
Interest-earnings assets
Consumer loans	$7,577,571	$350,482	18.50%	$14,266,321	$647,182	18.15%
Interest-earning cash	3,032,202	13,283	1.75%	532,664	5,668	4.26%
Federal funds sold	1,639,286	7,098	1.73%	724,076	7,749	4.28%
Investment securities	1,418,518	17,873	5.04%	2,167,190	30,563	5.64%
Other	574,823	15,657	10.90%	—	—	—

Total interest-earning assets	14,242,400	$404,393	11.36%	17,690,251	$691,162	15.63%
Allowance for loan losses	(1,341,016)			(1,472,817)
Other assets	5,417,433			4,019,958

Total assets	$18,318,817			$20,237,392

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,063,990	$185,738	5.28%	$14,325,411	$217,831	6.08%
Borrowings	960,225	10,280	4.28%	1,323,138	15,557	4.70%

Total interest-bearing liabilities	15,024,215	$196,018	5.22%	15,648,549	$233,388	5.97%
Other liabilities	1,181,984			2,159,090

Total liabilities	16,206,199			17,807,639
Capital securities	104,332			111,057
Equity	2,008,286			2,318,696

Total liabilities and equity	$18,318,817			$20,237,392

Net Interest Spread			6.14%			9.66%

Interest income to average interest-earning assets			11.36%			15.63%
Interest expense to average interest-earning assets			5.51%			5.28%

Net interest margin			5.85%			10.35%

	Six months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(dollars in thousands)
Assets
Interest-earnings assets
Consumer loans	$9,207,993	$838,567	18.21%	$14,138,353	$1,312,771	18.57%
Interest-earning cash	2,353,650	20,334	1.73%	349,177	7,879	4.51%
Federal funds sold	1,460,695	12,707	1.74%	664,248	16,030	4.83%
Investment securities	1,404,486	35,560	5.06%	2,176,632	66,471	6.11%
Other	498,484	29,560	11.86%	—	—	—

Total interest-earning assets	14,925,308	$936,728	12.55%	17,328,410	$1,403,151	16.19%
Allowance for loan losses	(1,653,413)			(1,480,366)
Other assets	5,399,459			3,764,120

Total assets	$18,671,354			$19,612,164

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,406,329	$381,041	5.29%	$13,737,516	$422,596	6.15%
Borrowings	1,011,999	22,032	4.35%	1,401,452	35,060	5.00%

Total interest-bearing liabilities	15,418,328	$403,073	5.23%	15,138,968	$457,656	6.05%
Other liabilities	1,136,830			2,142,047

Total liabilities	16,555,158			17,281,015
Capital securities	104,332			111,057
Equity	2,011,864			2,220,092

Total liabilities and equity	$18,671,354			$19,612,164

Net Interest Spread			7.32%			10.14%

Interest income to average interest-earning assets			12.55%			16.19%
Interest expense to average interest-earning assets			5.40%			5.28%

Net interest margin			7.15%			10.91%

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

	Three months ended June 30,			Six months ended June 30,
	2002 vs. 2001			2002 vs. 2001
		Change due to (1)			Change due to (1)
	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate
(dollars in thousands)
Interest Income
Consumer loans	$(296,700)	$(308,959)	$12,259	$(474,204)	$(449,231)	$(24,973)
Federal funds sold	(651)	5,832	(6,483)	(3,323)	11,217	(14,540)
Other securities	10,582	18,659	(8,077)	11,104	28,750	(17,646)

Total interest income	(286,769)	(284,468)	(2,301)	(466,423)	(409,264)	(57,159)
Interest Expense
Deposits	(32,093)	(3,909)	(28,184)	(41,555)	4,524	(46,079)
Borrowings	(5,277)	(3,980)	(1,297)	(13,028)	(8,876)	(4,152)

Total interest expense	(37,370)	(7,889)	(29,481)	(54,583)	(4,352)	(50,231)

Net interest income	$(249,399)	$(276,579)	$27,180	$(411,840)	$(404,912)	$(6,928)

(1)
The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

        Non-interest income during the second quarter of 2002 consisted primarily of servicing and securitization income and credit product fee income. Total non-interest income decreased 43%, or $384.6 million, to $510.0 million for the three months ended June 30, 2002, compared to $894.6 million for the same period in 2001. This decrease in non-interest income was primarily attributable to lower credit product fee income and servicing and securitization income.

        Servicing and Securitization Income.    Servicing and securitization income relates primarily to securitized loans. It includes a servicing fee, which generally offsets our cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see "—Managed Consumer Loan Portfolio and the Impact of Securitization").

        As of June 30, 2002, securitizations outstanding provided $10.21 billion in funding, representing 41% of total managed funding, compared with $15.14 billion, or 48%, as of June 30, 2001. A more detailed discussion of our funding sources and the role of securitization activities is set forth in "—Funding and Liquidity."

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

        For the three months ended June 30, 2002, servicing and securitization income was $124.8 million, a decrease of $143.8 million from $268.6 million earned during the second quarter of 2001. For the six months ended June 30, 2002, servicing and securitization income was $445.2 million, compared to $514.4 million earned during the first two quarters of 2001. Lower average securitized loans outstanding and higher credit loss rates resulted in lower servicing and securitization income during 2002.

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

        For the three months ended June 30, 2002 and 2001, credit product fee income was $286.2 million and $568.3 million. For the six months ended June 30, 2002 and 2001, credit product fee income was $631.1 million and $1.15 billion. These decreases primarily reflect the change of our marketing focus away from the standard segment, the sale of our interests in the Providian Master Trust, which resulted in lower interchange fees, and lower cardholder service product and annual membership revenue. These decreases were also attributable to an increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy, which was offset by a reduction in such estimate due to the sale of the higher risk portfolio in June 2002.

        For the three months ended June 30, 2002 and 2001, managed credit product fee income was $443.5 million and $729.8 million. For the six months ended June 30, 2002 and 2001, managed credit product fee income was $1.01 billion and $1.44 billion. These decreases primarily reflect the change of our marketing focus away from the standard segment, the sale of our interests in the Providian Master Trust, which resulted in lower interchange fees, and lower cardholder service product and annual membership revenue. These decreases were also attributable to an increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy, which was offset by a reduction in such estimate due to the sale of the higher risk portfolio in June 2002.

Non-Interest Expense

        Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. Salary and benefit costs include staffing costs associated with marketing, customer service, collections, and administration. Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. In accordance with GAAP, we capitalize only the direct loan origination costs associated with successful account acquisition efforts, after they are reduced by up-front processing fees. Capitalized loan origination costs are amortized over the customer privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense upon securitization. For the three months ended June 30, 2002 and 2001, we amortized loan origination costs of $11.8 million and $15.4 million. Total loan solicitation and advertising costs, including amortized loan origination costs, were $104.2 million and $134.7 million for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, total loan solicitation and advertising costs, including amortized loan origination costs, were

$212.9 million and $279.4 million. This decrease in loan solicitation costs reflects a reduction in the volume of customer mailings as we changed our marketing strategy to focus on the middle and prime market segments and began testing new product offerings.

        Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments. The following table presents non-interest expense for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$138,860	$176,472	$303,878	$351,521
Solicitation and advertising	104,189	134,742	212,871	279,374
Occupancy, furniture, and equipment	82,523	52,399	135,755	104,236
Data processing and communication	44,708	53,767	93,994	107,464
Other	119,054	164,001	289,920	298,271

Total	$489,334	$581,381	$1,036,418	$1,140,866

        In a continuation of our efforts to align our operations infrastructure with our ongoing business, on July 30, 2002 we announced the closure of our Sacramento, California facility and plans to close our facilities in Fairfield, California and Salt Lake City, Utah during the remaining months of 2002. By the end of 2002, a net reduction of approximately 1,300 positions is expected to result from these actions, including 1,600 employees terminated in connection with these closures, primarily in the servicing and collections operations. During the second quarter of 2002, we recognized a $37.9 million charge representing acceleration of facility equipment and furniture lease expenses, fixed asset write-downs, and disposal costs. In addition to the $16.7 million workforce reduction charge taken during the first quarter of 2002, we expect to recognize approximately $12 million in severance and benefit expenses during the third and fourth quarters of 2002.

Income Taxes

        We recognized income tax expense of $58.7 million and $158.7 million for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001 we recognized $63.2 million and $312.4 million in income tax expense. Our effective tax rate was 39.5% for the three and six months ended June 30, 2002 and 2001.

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

        Delinquencies.    An account is contractually delinquent if the minimum payment is not received by the next billing date. The 30+ day delinquency rate on reported loans was 7.29% as of June 30, 2002, compared to 8.32% as of March 31, 2002 and 8.93% as of June 30, 2001. The decrease from March 31, 2002 to June 30, 2002 reflects the overall change in the loan portfolio composition resulting from the sale of our higher risk asset portfolio. The decrease in reported delinquencies year over year is a result of the change in the estimate of uncollectible finance charges and fees subsequent to June 30, 2001.

        The 30+ day delinquency rate on managed loans was 10.16% as of June 30, 2002, compared to 8.81% as of December 31, 2001 and 8.07% as of June 30, 2001. In addition to overall loan seasoning, the increase in managed delinquency rates reflects the deterioration of the credit quality of our loan portfolio and the sale of our interests in the Providian Master Trust, which increased the percentage of our of customers in the standard and middle market segments.

        The following table presents the delinquency trends of our reported and managed consumer loan portfolios as of June 30, 2002 and 2001:

	June 30,
	2002		2001
	Loans	% of Total Loans	Loans	% of Total Loans
(dollars in thousands)
Reported
Loans outstanding(1)	$7,495,030	100.00%	$14,044,324	100.00%
Loans delinquent
30-59 days	$209,450	2.79%	$426,425	3.04%
60-89 days	139,787	1.87%	312,880	2.23%
90 or more days	197,206	2.63%	514,290	3.66%

Total	$546,443	7.29%	$1,253,595	8.93%

Managed
Loans outstanding(1)	$19,620,861	100.00%	$30,035,836	100.00%
Loans delinquent
30-59 days	$645,394	3.29%	$799,126	2.66%
60-89 days	451,711	2.30%	581,992	1.94%
90 or more days	896,284	4.57%	1,043,373	3.47%

Total	$1,993,389	10.16%	$2,424,491	8.07%

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

        The reported net credit loss rate was 14.21% for the three months ended June 30, 2002 and 10.39% for the same period in 2001. The managed net credit loss rate was 17.53% for the three months ended June 30, 2002 and 10.38% for the same period in 2001. We believe that losses will remain relatively high throughout the remainder of 2002.

        The following table presents our net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002(1)	2001
(dollars in thousands)
Reported
Average loans outstanding	$7,577,571	$14,266,321	$9,207,993	$14,138,353
Net credit losses	$269,218	$370,574	$682,453	$709,801
Net credit losses as a percentage of average loans outstanding	14.21%	10.39%	14.82%	10.04%
Managed
Average loans outstanding	$19,772,890	$28,914,729	$22,863,917	$28,178,472
Net credit losses	$866,740	$750,662	$1,882,993	$1,393,061
Net credit losses as a percentage of average loans outstanding	17.53%	10.38%	16.47%	9.89%

(1)
Average loans outstanding and net credit losses for the six months ended June 30, 2002 included the higher risk loan portfolio balances at par and related credit losses through March 31, 2002. On March 31, 2002, the higher risk asset portfolio was transferred to loans held for sale and recorded at fair value.

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

        The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Balance at beginning of period	$1,413,734	$1,508,372	$1,932,833	$1,436,004
Provision for credit losses	80,385	369,316	572,234	780,911
Fair value adjustment—loans available for sale	—	—	388,230	—
Credit losses	(306,296)	(411,495)	(757,326)	(782,649)
Recoveries	37,078	40,921	74,873	72,848
Transfer of loans to available for sale	—	—	(985,943)	—
Other	—	4	—	4

Balance at end of period	$1,224,901	$1,507,118	$1,224,901	$1,507,118

Allowance for credit losses to loans at period-end			16.34%	10.73%

Reported loan balance (1)	7,495,030	14,044,324	7,495,030	14,044,324

(1)
Loan balances exclude SFAS No.133 market value adjustments of $18.1 million and $15.2 million for 2002 and 2001, respectively.

        The allowance for credit losses was $1.22 billion, or 16.34% of reported loans, as of June 30, 2002, a decrease from $1.93 billion, or 16.76% of reported loans, as of December 31, 2001 and a decrease on a dollar basis and an increase on a percentage basis from $1.51 billion, or 10.73% of reported loans, as of June 30, 2001. The year over year increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses after adjusting our loan mix for the sales of our interests in the Providian Master Trust and the higher risk asset portfolio. The overall decrease in the allowance for credit losses as a dollar amount reflects the sale of our interests in the Providian Master Trust and the transfer to loans held for sale, and the subsequent sale, of the higher risk asset portfolio, which resulted in a decrease of $66.6 million in the allowance for credit losses (see "—Risk Adjusted Return and Revenue"). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effects of our middle and prime marketing strategy, the amount of the allowance and the ratio of the allowance for credit losses to loans may be adjusted.

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

        Our current long-term senior debt ratings are as follows:

	Standard & Poors(1)	Moody's Investors Service(2)	Fitch IBCA Duff & Phelps(2)
Providian Financial Corporation	B	B2	B
Providian National Bank	BB-	Ba3	B+

(1)
Stable outlook.

(2)
Negative ratings outlook.

        During the second quarter of 2002, our liquidity position (cash and cash equivalents, federal funds sold and securities purchased under resale agreements, and available-for-sale investment securities) increased by approximately $2.2 billion to end the second quarter at $7.85 billion. This increase was primarily due to the proceeds from the sale of our United Kingdom operations and the sale of our higher risk asset portfolio, offset by normal operating cash needs and deposit maturities in excess of new deposits.

        As part of our commitment to meet our goals under the Capital Plan, which we described in our 2001 Annual Shareholders Report, management continues to implement measures to maintain strong levels of liquidity. As of July 31, 2002, our liquidity position was approximately $7.4 billion.

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

        Funding Sources and Maturities.    We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products. Among the products we have historically used are direct and brokered deposits, money market accounts, asset-backed securities, term federal funds, and debt issuances. Distribution channels include direct phone and mail, brokerage and investment banking relationships, and the Internet.

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

        Given the downgrades in our credit ratings and deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted and our cost of funds has risen relative to our historical levels.

        For the remainder of the year (August 1, 2002 through December 31, 2002), we have funding requirements for maturing deposits of $1.9 billion, maturing securitizations of $2.4 billion, and no debt maturities. We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, and new deposits, but we cannot assure that this funding strategy will be successful.

        Deposits.    Deposits decreased to $13.91 billion as of June 30, 2002 from $15.32 billion as of December 31, 2001. The decrease in deposits during the first six months of 2002 is primarily due to maturities of brokered deposits that were not replaced. Our ability to attract retail deposits through the broker channel diminished after our third quarter 2001 earnings announcement. While still providing a substantial source of funding, we anticipate that during the remainder of 2002, and consistent with the Capital Plan, deposit issuances will be at lower levels than those we have experienced historically. We did not offer new brokered deposits during the period from January through April 2002. During the remainder of 2002, we expect to raise modest amounts of new brokered deposits while continuing to reduce our overall reliance on deposit funding.

        The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits:

	June 30, 2002			December 31, 2001
	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
(dollars in thousands)
Three months or less	$630,052	$435,831	$1,065,883	$672,361	$961,046	$1,633,407
Over three months through twelve months (1)	1,535,434	1,411,655	2,947,089	1,935,051	1,281,858	3,216,909
Over one year through five years	2,493,138	4,640,713	7,133,851	2,265,691	5,399,250	7,664,941
Over five years	34,786	1,639,393	1,674,179	29,433	1,687,232	1,716,665
Deposits without contractual maturity	1,085,681	—	1,085,681	1,086,204	39	1,086,243

Total Deposits	$5,779,091	$8,127,592	$13,906,683	$5,988,740	$9,329,425	$15,318,165

(1)
Maturities of deposits over three months through twelve months by quarter is as follows: fourth quarter 2002: $1.16 billion; first quarter 2003: $1.14 billion; second quarter 2003: $648.8 million.

        As of June 30, 2002, capital ratios for both PNB and PB were both above the "well capitalized" levels on a Call Report basis, and have maintained those levels since March 31,2002. Accordingly, the restrictions on deposit taking activities described below do not currently apply to PNB and will not apply to either PNB or PB so long as they remain "well capitalized" on a Call Report basis.

        As of December 31, 2001, capital ratios for PNB were below the "well capitalized" levels as reported on its Call Report. As a result, PNB was only "adequately capitalized" and was therefore subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and was restricted from taking brokered deposits without a waiver from the FDIC. PNB applied for and received the required waiver. As of December 31, 2001, capital ratios for PB were above the "well capitalized" levels on a Call Report basis and PB was therefore not subject to such restrictions regarding deposit rates and brokered deposits. See "—Our Capital Plan and Other Regulatory Matters," "—Supervision and Regulation Generally-Federal Deposit Insurance Corporation Improvement Act of 1991" in our 2001 Annual Shareholders Report and "—Capital Adequacy" herein.

        Securitizations.    We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. Our securitizations have a widely dispersed range of maturity terms. During the second quarter of 2002, we issued no new securitizations.

        Securitizations may utilize commercial paper based conduit and other variable funding facilities that allow the funded amount to fluctuate. Conduit and other variable funding facilities are generally renewable annually. Securitized funding under these facilities totaled $3.44 billion and $3.75 billion as of June 30, 2002 and 2001. We expect to renew or replace these facilities, but we can provide no assurance that we will be able to do so. Such renewals or replacements would be expected to include higher levels of credit enhancement and/or higher cost than we have experienced in the past, due to the deterioration in our credit profile and asset quality since our third quarter 2001 earnings statement. The following table presents the amounts of these conduit and variable funding facilities expected to amortize or otherwise become payable, based on current projections and the amounts outstanding as of June 30, 2002, during the following quarters if the facilities are not renewed:

During the Quarter Ending	Amount (dollars in millions)
September 30, 2002	$1,133
December 31, 2002	755
March 31, 2003	1,310
June 30, 2003	242

        In February 2002, we agreed with investors to terminate a conduit securitization transaction which funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of the receivables released to us in connection with the termination of that securitization transaction were included in the sale of the higher risk asset portfolio that we completed during the second quarter of 2002.

        Term securitizations are issued with expected maturities of one year or more. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of June 30, 2002:

Year	Amount Amortizing (dollars in millions)
2002(1)	$500
2003	710
2004	1,953
2005	1,932
2006	905
2007	555
2008	220

(1)
Amount amortizing during: third quarter 2002: $258; fourth quarter 2002: $242; first quarter 2003: $0; second quarter 2003: $29.

        Given the deterioration in our financial performance and liquidity position since our third quarter 2001 earnings announcement, there has been increased pressure on our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities as existing funding amortizes.

        Unsecured Funding Facilities.    The following table shows our unsecured funding facilities and corresponding outstanding amounts as of June 30, 2002:

	June 30, 2002
	Effective/ Issue Date	Facility Amount(1)	Outstanding	Maturity
(dollars in thousands)
Senior and subordinated bank note program (2)	2/98	$2,970,000	$202,381	Various
Providian Financial shelf registration (3)	6/98	1,197,145	760,105	Various
Capital Securities	2/97	—	104,332	2/27

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

        The principal source of funds for payment of dividends on our common stock is dividends received from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining regulatory consent. See "Our Capital Plan and Other Regulatory Matters" in our 2001 Annual Shareholders Report. Our banking subsidiaries do not currently have any plans to seek such approval. In addition, our board of directors has suspended for an indefinite period the payment of quarterly cash dividends on our common stock.

        Investments.    We maintain short-term liquidity through interest earning deposits with other banks, federal funds sold, money market mutual funds, securities purchased under resale agreements and similar arrangements, and other cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities increased to $1.86 billion as of June 30, 2002 from $1.32 billion as of December 31, 2001. Federal funds sold and securities purchased under resale agreements or similar arrangements increased to $5.60 billion as of June 30, 2002 from $1.61 billion as of December 31, 2001.

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

        See "Our Capital Plan and Other Regulatory Matters" and "Our Capital Plan and Other Regulatory Matters—Capital Requirements" in our 2001 Annual Shareholders Report. As of June 30, 2002, our banking subsidiaries' capital ratios, as reported on their Call Reports, were as follows:

Capital Ratios
(Call Report Basis)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	17.41%	14.57%
Tier 1	15.40%	13.09%
Leverage	15.16%	6.53%

        Pursuant to the Capital Plan, our capital is also evaluated under the Expanded Guidance for Subprime Lending Programs ("Subprime Guidance"). Application of the Subprime Guidance in the Capital Plan results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. Under the methodology utilized under the Capital Plan for determining risk weightings, our banking subsidiaries have segmented their standard and middle market loan portfolios into several categories differentiated by the banks' internal credit scores and historical and projected dollar charge-off rates. As applied by the banks as of June 30, 2002, this methodology resulted in a weighted average risk weighting of approximately 173% against reported standard and middle segment loans of approximately $5.75 billion as of June 30, 2002. Managed loans outstanding to customers in the standard and middle segments totaled approximately $17.88 billion as of June 30, 2002. See "Our Capital Plan and Other Regulatory Matters" and "Our Capital Plan and Other Regulatory Matters—Capital Requirements" in our 2001 Annual Shareholders Report.

        The resulting capital ratios, after applying the Subprime Guidance, as of June 30, 2002, were as follows:

Capital Ratios
(Applying Subprime Guidance)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	12.32%	8.83%
Tier 1	10.71%	7.45%
Leverage	15.16%	6.53%

        PNB individually, and PNB and PB, on a combined basis, committed in the Capital Plan to achieve, by June 30, 2002, a total risk-based capital ratio of at least 8% after applying the Subprime Guidance risk weightings and to achieve, by June 30, 2003, a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings. As of June 30, 2002, PNB and PB, individually and on a combined basis, had total risk-based capital ratios exceeding 8% after applying the Subprime Guidance risk weightings. Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth and changes in loan mix. Growth in on-balance sheet receivables, combined with the growth in spread accounts relating to our securitizations, may result in the fluctuation of the banks' total risk-based capital ratios, after applying the Subprime Guidance. However, we currently expect our banking subsidiaries to achieve a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings reflected in the Capital Plan by the required June 30, 2003 date.

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

        In accordance with the banking regulators' risk-based capital standards, risk-based capital must be maintained for assets transferred with recourse, in an amount no greater than the maximum amount of recourse for which a regulated entity is contractually liable. This rule, known as the low-level recourse rule, applies to transactions accounted for as sales under GAAP in which a bank contractually limits its risk of loss or recourse exposure to less than the full effective minimum risk-based capital requirement for the assets transferred. Low-level recourse transactions arise when a bank securitizes assets and uses contractual cash flows, retained subordinated interests, or other assets as credit enhancements. Accordingly, our banking subsidiaries are required to hold risk-based capital equivalent to the maximum recourse exposure on the assets transferred, not to exceed the amount of risk-based capital that would be required if the low-level recourse rule did not apply.

        In November 2001, the federal banking agencies published a final rule to revise the agencies' regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banks to credit risk (the "residual interest rule"). The residual interest rule adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization's relative exposure to credit risk. The final rule was effective January 1, 2002 for any transaction covered under the rule that settles on or after the effective date. Banks that entered into transactions before the effective date may elect early adoption of any provision of the final rule or may delay application of the rule to those transactions until December 31, 2002. Our banking subsidiaries elected early adoption of the residual interest rule, effective January 1, 2002.

        Specifically, the final rule amends the current capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips that exceeds 25% of Tier 1 capital (concentration limit); and requiring "dollar-for-dollar" risk based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement). As of June 30, 2002, PNB's interest-only strips represented 10.8% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips.

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

        The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at June 30, 2002 using our interest rate risk model and takes into consideration our current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)
	NII(2)	MVPE(3)
+200	(0.9)%	(2.5)%
Flat	0%	0%
-200	0.9%	2.5%

(1)
The information shown is presented on a consolidated managed asset/liability basis, giving effect to securitizations and related funding. The information shown does not reflect the impact of the conversion of interest rate pricing from fixed to floating rates on a substantial portion of our reported and securitized loans during the second quarter of 2002.

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

        As part of our interest rate risk measurement process, we estimate the repricing ensitivity of our fixed rate credit card loans. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. As of June 30, 2002, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The table above should be viewed as our estimate of the general effect of broad and sustained interest rate movements on our net income and portfolio value, calculated as of June 30, 2002.

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

        Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. At June 30, 2002, our foreign currency exposure has been reduced to small cash balances in British pounds sterling and Argentine pesos.

        The following table presents the notional amounts of interest rate swap and cap agreements in the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(dollars in thousands)
Interest Rate Swap Agreements
Beginning balance	$1,228,200	$2,167,976	$1,293,200	$1,375,476
Additions	—	165,000	—	1,182,500
Maturities	65,000	342,500	130,000	567,500

Ending balance	$1,163,200	$1,990,476	$1,163,200	$1,990,476

Interest Rate Cap Agreements
Beginning balance	$6,014	$11,730	$7,883	$13,625
Additions	—	—	—	—
Maturities	1,143	1,424	3,012	3,319

Ending balance	$4,871	$10,306	$4,871	$10,306

        Notional amounts of interest rate swaps outstanding have decreased from the prior year, primarily as the need for hedging requirements declined in conjunction with the decrease in fixed rate loans. As market conditions or our asset/liability mix change, we may increase or decrease the notional amount of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Following the Company's third quarter earnings announcements in October 2001, a number of lawsuits were filed. These include Rule 10b-5 securities class actions filed in the District Court for the Northern District of California against the Company and certain of its executive officers and/or directors. These consolidated actions allege that the Company and certain of its officers made false and misleading statements concerning the Company's operations and prospects for the second and third quarters of 2001, in violation of federal securities laws. The actions define the putative class as those persons or entities who acquired the Company's stock between June 6 and October 18, 2001, and they seek damages, interest, costs and attorneys' fees. The Company moved to dismiss the actions on June 21, 2002.

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

        Beginning in December 2001, several class action complaints were filed in the District Court for the Northern District of California against the Company and/or certain of its executive officers and directors regarding the Company's 401(k) plan (the "Plan"). The purported class comprises all persons who were participants or beneficiaries of the Plan since July 17, 2001. These consolidated actions allege, among other things, that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by encouraging participants to invest in the Company's common stock, and restricting sales of the common stock held under the Plan, at a time when the common stock was an unsuitable Plan investment. The complaints seek compensatory and punitive damages, attorneys' fees and other relief. The Company moved to dismiss the actions on July 29, 2002.

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

        In December 2000, the Company reached an agreement to settle state and federal lawsuits alleging unfair and deceptive business practices that had been filed against the Company and certain of its subsidiaries, beginning in May 1999, by current and former customers of the Company's banking subsidiaries. Under the settlement, the Company and certain of its subsidiaries, including Providian National Bank, agreed to make payments to customers, which resulted in a charge to the Company's 2000 earnings, and agreed to injunctive relief incorporating the same business practice changes included in the Company's settlements with the Comptroller, the San Francisco District Attorney and the California and Connecticut Attorneys General. The lawsuits covered by the settlement consist of: a consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the "Consolidated Action") that was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank, and certain other subsidiaries of the Company; similar actions filed in other California counties that were transferred to San Francisco County and coordinated with the

Consolidated Action; and several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, that were filed in federal courts (the"Multidistrict Action") and transferred to the Eastern District of Pennsylvania. The settlement received final state court approval in November 2001, and the Multidistrict Action was dismissed on March 14, 2002. Approximately 6,400 class members opted out of participation in the settlement.

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

        In February 2002, the Company agreed to settle a putative class action (In re Providian Securities Litigation), which was a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999 and transferred to the Eastern District of Pennsylvania. The complaints alleged, in general, that the Company and certain of its executive officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results and sought damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees. The settlement class acquired the Company's stock between January 15, 1999 and May 26, 1999. The settlement, which was approved by the court, totaled $38 million and was funded by the Company's insurance carriers.

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

        In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits have since been filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2001, plaintiffs filed an amended consolidated complaint. On March 21, 2002, the Company moved to dismiss the amended consolidated complaint.

        On July 3, 2002, a state court class action complaint was filed against the Company alleging that the Company's Paid-Time-Off ("PTO") welfare benefit plan violates California law, including Labor Code section 227.3, because it caps the accrued PTO of a terminated employee at 40 hours. The Company has filed a notice to remove the complaint to federal court on the grounds that the PTO plan is governed by federal ERISA law.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)
  The 2002 Annual Meeting of Stockholders was held on May 8, 2002.

  (b)
  The following directors were elected at such meeting:

    James V. Elliott
    Ruth M. Owades

    The following directors continued their term of office after such meeting:

    J. David Grissom
    F. Warren McFarlan
    Joseph W. Saunders
    Leonard D. Schaeffer

  (c)
  The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
James V. Elliott	246,724,909	7,874,542
Ruth M. Owades	246,536,590	8,062,861
Item	Votes For	Votes Against	Abstain
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2002	249,826,692	3,436,710	1,336,049

No other matter was voted upon at such meeting.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit 12.1	Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 99.1	Certification of Periodic Report.
Exhibit 99.2	Certification of Periodic Report.
  (b)
  Reports on Form 8-K.

    The Company filed the following reports on Form 8-K during the second quarter of 2002:

    The Company filed a report on Form 8-K on April 15, 2002 with respect to its managed net credit loss rate for the month ended March 31, 2002 and its 30+ day managed delinquency rate as of March 31, 2002.

    The Company filed a report on Form 8-K on May 15, 2002 with respect to its managed net credit loss rate for the month ended April 30, 2002 and its 30+ day managed delinquency rate as of April 30, 2002.

    The Company filed a report on Form 8-K on June 17, 2002 with respect to its managed net credit loss rate for the month ended May 31, 2002 and its 30+ day managed delinquency rate as of May 31, 2002.

    The Company filed a report on Form 8-K on June 25, 2002 attaching a press release issued on June 25, 2002 announcing the completion of the structured sale of its subsidiary Providian National Bank's higher risk portfolio.

  (e)
  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Six Months Ended June 30 2002	Year Ended December 31
		2001	2000	1999	1998	1997
Earnings to Fixed Charges
Excluding interest on deposits	4.85	3.68	14.91	10.05	10.88	14.20
Including interest on deposits	1.38	1.24	2.27	3.03	2.93	2.66
Earnings to Combined Fixed Charges and Preferred Stock (1)
Excluding interest on deposits	4.85	3.68	14.91	10.05	10.88	13.28
Including interest on deposits	1.38	1.24	2.27	3.03	2.93	2.63

(1)
Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation (Registrant)
Date: August 14, 2002	/s/ ANTHONY F. VUOTO Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)
Date: August 14, 2002	/s/ DANIEL SANFORD Daniel Sanford Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

QuickLinks

PROVIDIAN FINANCIAL CORPORATION FORM 10-Q
INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
Condensed Consolidated Statements of Income (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited) Providian Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) Providian Financial Corporation and Subsidiaries
PROVIDIAN FINANCIAL CORPORATION Notes to Condensed Consolidated Financial Statements June 30, 2002 (unaudited)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES