Form 10-Q
period 2002-09-30
PROVIDIAN FINANCIAL CORP
filed 2002-11-15
CIK 1035713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

As of October 31, 2002, there were 289,044,075 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Statements of Financial Condition

Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data)	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$407,579	$449,586
Federal funds sold and securities purchased under resale agreements	4,141,000	1,611,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,700,266 at September 30, 2002 and $1,302,435 at December 31, 2001)	1,718,144	1,324,465
Loans held for securitization or sale	500,000	1,410,603
Loans receivable, less allowance for credit losses of $1,172,838 at September 30, 2002 and $1,932,833 at December 31, 2001	6,524,938	9,626,307
Premises and equipment, net	137,970	183,829
Interest receivable	73,180	116,053
Due from securitizations	2,472,182	2,926,181
Deferred taxes	759,087	1,030,340
Other assets	483,431	521,159
Assets of discontinued operations	—	738,643
Total assets	$17,217,511	$19,938,166

Liabilities
Deposits:
Non-interest bearing	$50,037	$71,232
Interest bearing	13,060,163	15,246,933
	13,110,200	15,318,165

Short-term borrowings	91,557	117,176
Long-term borrowings	873,042	959,281
Deferred fee revenue	252,926	468,310
Accrued expenses and other liabilities	654,690	885,780
Liabilities of discontinued operations	—	177,611
Total liabilities	14,982,415	17,926,323

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Capital Securities)	104,332	104,332

Shareholders’ equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: September 30, 2002—291,053,830 shares; December 31, 2001—286,209,960 shares)	2,911	2,862
Retained earnings	2,196,807	1,971,359
Cumulative other comprehensive income	10,437	9,807
Common stock held in treasury—at cost: (September 30, 2002—1,897,297 shares; December 31, 2001—1,383,562 shares)	(79,391)	(76,517)
Total shareholders’ equity	2,130,764	1,907,511
Total liabilities and shareholders’ equity	$17,217,511	$19,938,166

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (unaudited)

Providian Financial Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2002	2001	2002	2001

Interest Income
Loans	$328,240	$586,677	$1,166,807	$1,899,448
Federal funds sold and securities purchased under resale agreements	13,334	19,489	26,041	35,519
Other	46,902	38,723	132,356	113,073
Total interest income	388,476	644,889	1,325,204	2,048,040

Interest Expense
Deposits	178,705	232,505	559,746	655,101
Borrowings	10,306	13,700	32,338	48,760
Total interest expense	189,011	246,205	592,084	703,861
Net interest income	199,465	398,684	733,120	1,344,179

Provision for credit losses	192,366	549,923	1,152,830	1,330,834
Net interest income after provision for credit losses	7,099	(151,239)	(419,710)	13,345
Non-Interest Income
Servicing and securitizations	125,057	351,203	570,247	865,606
Credit product fee income	273,548	459,433	904,675	1,607,947
Other	66,503	46,761	613,355	151,099
	465,108	857,397	2,088,277	2,624,652

Non-Interest Expense
Salaries and employee benefits	129,341	174,131	433,219	525,652
Solicitation and advertising	126,404	168,303	339,275	447,677
Occupancy, furniture, and equipment	43,765	52,385	179,520	156,621
Data processing and communication	39,621	48,119	133,615	155,583
Other	113,035	167,135	402,955	465,406
	452,166	610,073	1,488,584	1,750,939

Income from continuing operations before income taxes	20,041	96,085	179,983	887,058
Income tax (benefit) expense	(22,084)	37,955	41,093	350,389

Income from continuing operations	42,125	58,130	138,890	536,669
Income (loss) from discontinued operations—net of related taxes	—	(14,792)	67,156	(32,353)
Extraordinary item, extinguishment of debt—net of related taxes	—	13,905	—	13,905
Cumulative effect of change in accounting principle—net of $1.3 million of related taxes	—	—	—	1,846
Net Income	$42,125	$57,243	$206,046	$520,067

Earnings per common share—basic
Income from continuing operations	$0.15	$0.20	$0.49	$1.89
Income (loss) from discontinued operations—net of related taxes	—	(0.05)	0.23	(0.12)
Extraordinary item, extinguishment of debt—net of related taxes	—	0.05	—	0.05
Cumulative effect of change in accounting principle—net of related taxes	—	—	—	0.01
Net Income	$0.15	$0.20	$0.72	$1.83

Earnings per common share—assuming dilution
Income from continuing operations	$0.15	$0.20	$0.49	$1.83
Income (loss) from discontinued operations—net of related taxes	—	(0.05)	0.23	(0.12)
Extraordinary item, extinguishment of debt—net of related taxes	—	0.05	—	0.05
Cumulative effect of change in accounting principle—net of related taxes	—	—	—	0.01
Net Income	$0.15	$0.20	$0.72	$1.77

Weighted average common shares outstanding—basic	285,323	283,864	284,649	284,542

Weighted average common shares outstanding—assuming dilution	294,094	294,965	293,935	297,076

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Providian Financial Corporation and Subsidiaries

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total
Balance at December 31, 2000	$2,862	$—	$2,014,205	$21,092	$(5,976)	$2,032,183
Comprehensive income:
Net Income			520,067			520,067
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $4,776				(6,689)		(6,689)
Foreign currency translation adjustments, net of income tax benefit of $1,455				(2,243)		(2,243)
Other comprehensive income						(8,932)
Comprehensive income						511,135

Cash dividend: Common—$0.09 per share			(25,685)			(25,685)
Purchase of 4,425,415 common shares for treasury		(959)			(221,672)	(222,631)
Exercise of stock options and other awards		(38,705)	(29,640)		116,459	48,114
Issuance of restricted and unrestricted stock less forfeited shares		5,406			6,968	12,374
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $10,303		(2,071)				(2,071)
Net tax effect from employee stock plans		36,329				36,329
Balance at September 30, 2001	$2,862	$—	$2,478,947	$12,160	$(104,221)	$2,389,748

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			206,046			206,046
Other comprehensive income:
Unrealized loss on securities, net of income tax benefit of $288				(441)		(441)
Foreign currency translation adjustments, net of income tax expense of $700				1,071		1,071
Other comprehensive income						630
Comprehensive income						206,676
Purchase of 666,714 common shares for treasury					(3,402)	(3,402)
Exercise of stock options and other awards		(20,236)	19,402		1,922	1,088
Issuance of restricted and unrestricted stock less forfeited shares	49	16,933			(1,394)	15,588
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $15,643		55				55
Net tax effect from employee stock plans		3,248				3,248
Balance at September 30, 2002	$2,911	$—	$2,196,807	$10,437	$(79,391)	$2,130,764

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

Providian Financial Corporation and Subsidiaries

	Nine months ended September 30,
(dollars in thousands)	2002	2001
Operating Activities
Net Income	$206,046	$520,067
(Income) loss from discontinued operations, net of related taxes	(67,156)	32,353
Extraordinary item – extinguishment of debt, net of related taxes	—	(13,905)
Cumulative effect of change in accounting principle, net of related taxes	—	(1,846)
Income from continuing operations	138,890	536,669
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	1,152,830	1,330,834
Depreciation and amortization of premises and equipment	38,255	54,079
Amortization of net loan acquisition costs	31,657	44,057
Amortization of deferred compensation related to restricted and unrestricted stock	15,643	10,303
Decrease in deferred fee revenue	(215,384)	(161,247)
Decrease in deferred income tax benefit	272,914	25,514
Decrease in interest receivable	42,873	1,721
Gain from sale of interests in Providian Master Trust	(401,903)	—
Net decrease (increase) in other assets	34,610	(306,629)
Net (decrease) increase in accrued expenses and other liabilities	(215,262)	199,803
Net cash provided by operating activities	895,123	1,735,104

Investing Activities
Net cash from (used for) loan originations and principal collections on loans receivable	5,110,684	(5,844,635)
Net (decrease) increase in securitized loans	(1,867,453)	4,587,523
Net decrease in held-to-maturity investment	—	686,214
Decrease (increase) in due from securitizations	453,999	(792,653)
Purchases of available-for-sale investment securities	(4,506,909)	(22,916,705)
Proceeds from maturities and sales of investment securities	4,109,078	23,123,191
Increase in federal funds sold and securities purchased under resale agreements or similar arrangements	(2,530,000)	(2,344,894)
Net purchases of premises and equipment	—	(54,883)
Net cash provided (used) by investing activities	769,399	(3,556,842)

Financing Activities
Net (decrease) increase in deposits	(2,220,545)	2,598,037
Proceeds from issuance of term federal funds	405,670	357,890
Repayment of term federal funds	(411,339)	(372,889)
Increase in other short-term borrowings	—	774
Repayment of short-term borrowings	(111,513)	—
Proceeds from long-term borrowings	12,321	400,354
Repayment of long-term borrowings	(6,997)	(283,954)
Purchase of treasury stock	(3,402)	(222,631)
Dividends paid	—	(25,685)
Proceeds from exercise of stock options	1,088	48,114
Net cash (used) provided by financing activities	(2,334,717)	2,500,010

Net cash related to discontinued operations	628,188	(68,888)

Net (Decrease) Increase in Cash and Cash Equivalents	(42,007)	609,384
Cash and cash equivalents at beginning of period	449,586	430,554
Cash and cash equivalents at end of period	$407,579	$1,039,938

See Notes to Condensed Consolidated Financial Statements.

PROVIDIAN FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2002 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2002 presentation.

Note 2.  Finance Charge and Fee Income Recognition

Loans receivable are comprised of amounts due from customers for purchase activities, cash advances and finance charges and fees receivable. Estimated uncollectible principal amounts arising from purchase activities and cash advances are provided for in the allowance for loan losses on the Company's balance sheet.  The Company has provided for the estimated uncollectible finance charges and fees receivable as described in this Note 2.  Historically, the Company’s practice was to recognize income from finance charges and fees receivable during the period when the finance charges and fees accrued as revenue.  Finance charges and fees would continue to be posted to a customer’s account until the customer’s account was charged off.  At the time an account was charged off, any accrued but unpaid finance charges and fees, including finance charges and fees accrued in prior periods, would be recorded as a reduction to finance charge and fee income in the period in which the account was charged off.

Creation of a Valuation Allowance for Estimated Uncollectible Fees on Certain Past Due Loans

In the third quarter of 2000, due to an increase in the Company’s portfolio mix of higher risk loans that carried higher balances of fees combined with higher loss experience, the Company established a valuation allowance for the estimated uncollectible portion of fees posted to customer accounts in its reported loans.  The valuation allowance for estimated uncollectible fees was established for reported loans in the higher risk standard and middle segments of the reported loan portfolio that were 90 or more days delinquent.  Upon adoption at the beginning of the third quarter of 2000, the amount of this allowance was set at $95.2 million for fees posted to customer accounts prior to the beginning of the quarter.  By the end of the third quarter of 2000, the Company added $12.3 million to the allowance for fees posted during the quarter, bringing the total allowance for estimated uncollectible fees to $107.5 million at the end of the third quarter of 2000.  When the estimated uncollectible fees were recorded as a valuation allowance, loans receivable on the balance sheet and credit product fee income on the income statement were each reduced by $107.5 million for the third quarter of 2000.

From the end of the third quarter of 2000 through the end of the second quarter of 2001, the Company maintained the valuation allowance for estimated uncollectible fees on the standard and middle segments of the reported loan portfolio that were 90 or more days delinquent at levels commensurate with the Company’s evaluation of the risk of the uncollectibility of such fees, ending the second quarter of 2001 with a valuation allowance for estimated uncollectible fees of $103.1 million.

Expansion of Valuation Allowance to Include Estimated Uncollectible Fees, and Creation of Valuation Allowance for Estimated Uncollectible Finance Charges, on All Loans 90 or More Days Past Due

During the third quarter of 2001, due to deterioration in the underlying credit characteristics of the loan portfolio and increased loss experience, combined with an increase in the portion of income represented by fees and the change in the portfolio loan mix toward loans that generated higher levels of fees, the Company expanded the valuation allowance for estimated uncollectible fees to include all segments of the reported loan portfolio that were 90 or more days delinquent.  In addition, the Company established a valuation allowance for the estimated uncollectible portion of accrued finance charges on all reported loans that were 90 or more days delinquent.

As a result of the change during the third quarter of 2001 to include all reported loan segments that were 90 or more days delinquent in the valuation allowance for estimated uncollectible fees, the Company increased the valuation allowance for estimated uncollectible fees by $21.3 million.  In addition, the Company increased the valuation allowance for uncollectible fees by an additional $4.9 million at the end of the third quarter of 2001 to reflect changes in the loan portfolio during the quarter, bringing the total increase during the quarter to $26.2 million, and ended the quarter with a total valuation allowance for estimated uncollectible fees of $129.4 million.  As a result of these increases in the valuation allowance for estimated uncollectible fees, loans receivable on the balance sheet and credit product fee income on the income statement were each reduced by $26.2 million during the third quarter of 2001.

Upon creation during the third quarter of 2001 of the valuation allowance for the estimated uncollectible portion of accrued finance charges on reported loans that were 90 or more days delinquent, the amount of the allowance was established at $63.7 million.  This resulted in a

$63.7 million reduction in loans receivable on the balance sheet and in interest income—loans on the income statement for the third quarter of 2001.

Expansion of Finance Charge and Fee Valuation Allowances to Cover All Loans

During the fourth quarter of 2001, the Company increased the valuation allowances for estimated uncollectible finance charges and fees to include all reported loans, including those that were less than 90 days delinquent.  This expansion of the valuation allowances resulted from the Company’s assessment of an increased risk of uncollectibility based on further changes in the composition of and deterioration in the loan portfolio and continued weakening of the economic environment, and was made after discussions between the Company’s banking subsidiaries and their regulators and in conjunction with the development of their Capital Plans.  See “—Our Capital Plan and Other Regulatory Matters” in the Company’s 2001 Annual Shareholders Report.

As a result of the change to include the estimated uncollectible portion of accrued finance charges on all reported loans, the Company increased the valuation allowance for estimated uncollectible finance charges by $122.4 million during the fourth quarter of 2001.  In addition, the Company reduced the valuation allowance for uncollectible finance charges by $0.7 million at the end of the fourth quarter of 2001 to reflect changes in the loan portfolio during the quarter, bringing the total net increase during the quarter to $121.7 million, and ended the quarter with a total valuation allowance for estimated uncollectible finance charges of $185.4 million.  As a result, loans receivable on the balance sheet was reduced by $94.8 million, interest receivable on the balance sheet was reduced by $26.9 million and interest income—loans on the income statement was reduced by $121.7 million during the fourth quarter of 2001.

As a result of the change to include the estimated uncollectible portion of accrued fees on all reported loans, the Company increased the valuation allowance for estimated uncollectible fees by $189.7 million during the fourth quarter of 2001.  In addition, the Company reduced the valuation allowance for uncollectible fees by $8.4 million at the end of the fourth quarter of 2001 to reflect changes in the loan portfolio during the quarter, bringing the total net increase during the quarter to $181.3 million, and ended the quarter with a total valuation allowance for estimated uncollectible fees of $310.7 million.  As a result, loans receivable on the balance sheet and credit product fee income on the income statement were each reduced by $181.3 million during the fourth quarter of 2001.

Change in Methodology from Valuation Allowances for Estimated Uncollectible Finance Charges and Fees to Accrual of Only Estimated Collectible Finance Charges and Fees

Beginning on January 1, 2002, the Company modified the accounting entries made so that, rather than maintaining valuation allowances for the estimated uncollectible portion of finance charges and fees on its reported loans, it would instead recognize only those finance charges and fees that it estimates will be collectible.  This change, which was made after discussions between the Company’s banking subsidiaries and their regulators and in conjunction with the development of their Capital Plans, was based on the Company’s evaluation of its loan portfolio.  See “—Our Capital Plan and Other Regulatory Matters” in the Company’s 2001 Annual Shareholders Report.  As a result of this change, the previously established valuation allowances for uncollectible finance charges and fees were depleted during the first two quarters of 2002 as the

Company experienced charge-offs of the loans for which the valuation allowances were established.

Under the new methodology instituted at the beginning of 2002 (the “suppression methodology”), finance charges and fees that would otherwise accrue on reported loans, but that the Company estimates will not be collected (the “suppressed amounts”), are not recognized as interest income—loans or credit product fee income on the income statement and are not included in interest receivable or loans receivable on the balance sheet.

With the suppression methodology, the Company continues to use the same types of analyses (based on projected credit loss rates, delinquency status and historical loss experience) to estimate the suppressed amounts as it previously did to estimate uncollectible amounts under the valuation allowance methodology.  Accordingly, the change from a valuation methodology to a suppression methodology is not expected to materially impact the Company’s income.

As a result of this change in methodology, at the end of the first quarter of 2002, $126.3 million of finance charges that would have accrued during the quarter had the Company not estimated them to be uncollectible were suppressed and therefore were not recognized as interest income—loans on the income statement and were not included in loans receivable or interest receivable on the balance sheet.  Similarly, at the end of the first quarter of 2002, $155.9 million of fees that would have accrued during the quarter had the Company not estimated them to be uncollectible were suppressed and therefore were not recognized as credit product fee income on the income statement and were not included in loans receivable on the balance sheet.  Under the valuation allowance methodology, the amounts included in the valuation allowances for estimated uncollectible finance charges and fees would have been substantially the same.

Expansion of Suppression Methodology to Include Amounts Expected to Become Uncollectible Due to Customer Bankruptcies

During the second quarter of 2002, due to the continuation of high levels of customer bankruptcies and the impact of such bankruptcies on the collectibility of finance charges and fees, the Company began to include in its estimated uncollectible finance charges and fees an estimate for amounts expected to charge off due to customer bankruptcies, regardless of delinquency status.  Beginning on June 30, 2002, the additional estimated amounts associated with customer bankruptcies were included in the suppressed amounts.  Prior to the second quarter of 2002, the Company’s estimates focused on delinquency roll rates (the percentage of customers whose delinquency status worsens from month to month) and the Company did not include separate amounts in its estimates based on loans expected to charge off due to bankruptcy.

As a result of the change during the second quarter of 2002 to include expected customer bankruptcies in the estimate used for suppressing finance charges, the Company increased the amount of suppressed finance charges by $22.0 million.  In addition, the Company increased the amount of suppressed finance charges by an additional $16.2 million at the end of the second quarter of 2002 to reflect changes in the loan portfolio during the quarter, including changes in asset mix. This brought the total increase in the amount of suppressed finance charges during the quarter to $38.2 million, and the Company ended the quarter with total suppressed finance charges of $164.5 million.  As a result of changes affecting the suppressed amount of finance charges, loans receivable on the balance sheet was reduced by $43.5 million, interest receivable on the balance sheet was reduced by $5.3 million, and interest income—loans on the income statement was reduced by $38.2 million during the second quarter of 2002. The negative impact of the increase in suppressed amounts was, however, offset by the positive impact of reductions in our previously established valuation allowances, as shown in the table below.

As a result of the change during the second quarter of 2002 to include expected customer bankruptcies in the estimate used for suppressing fees, the Company increased the amount of suppressed fees by $34.9 million.  In addition, the Company increased the amount of suppressed fees by an additional $7.2 million at the end of the second quarter of 2002 to reflect changes in the loan portfolio during the quarter, including changes in asset mix. This brought the total increase in the amount of suppressed fees during the quarter to $42.1 million, and the Company ended the quarter with total suppressed fees of $198.0 million.  As a result of the changes affecting the suppressed amount of fees, loans receivable on the balance sheet and credit product fee income on the income statement were each reduced by $42.1 million during the second quarter of 2002. The negative impact of the increase in suppressed amounts was, however, offset by the positive impact of reductions in our previously established valuation allowances, as shown in the table below.

The following tables set forth (a) the allowances for uncollectible finance charges and fees for the Company’s reported loan portfolio beginning with the third quarter of 2000 through the second quarter of 2002 and (b) the total amounts of finance charges and fees suppressed from loans receivable and interest receivable as of each quarter end beginning with the first quarter of 2002.  For the first half of 2002, the Company maintained both valuation allowances for finance charges and fees accrued through December 31, 2001 and suppressed amounts for finance charges and fees accrued after that date.  During the period when the Company maintained both methodologies, the total amount of finance charges and fees estimated to be uncollectible each quarter is equal to the sum of the valuation allowance plus the suppressed amount. Accordingly, the impact of changes in estimates on the Company’s income is equal to the net change in the combined valuation allowance and suppressed amount from quarter to quarter, as shown below.

Estimated Uncollectible Finance Charge and Fee Valuation Allowances
(dollars in millions)

	Finance Charge Valuation Allowance	Fee Valuation Allowance	Total Valuation Allowance
July 1, 2000	$—	$95.2	$95.2
September 30, 2000	—	107.5	107.5
December 31, 2000	—	112.5	112.5
March 31, 2001	—	119.1	119.1
June 30, 2001	—	103.1	103.1
September 30, 2001	63.7	129.4	193.1
December 31, 2001	185.4	310.7	496.1
March 31, 2002	45.9	71.3	117.2
June 30, 2002	—	—	—

Estimated Uncollectible Finance Charge and Fee Suppressions

(dollars in millions)

	Finance Charge Suppression	Fee Suppression	Total Suppression
December 31, 2001	$—	$—	$—
March 31, 2002	126.3	155.9	282.2
June 30, 2002	164.5	198.0	362.5
September 30, 2002	177.0	205.6	382.6

The following table summarizes the finance charges and fees that would have accrued during the nine months ended September 30, 2002 had the Company not estimated them to be uncollectible and therefore suppressed them from income:

Estimated Uncollectible Finance Charge and Fee Suppressions from Income

(dollars in millions)

Three months ending	Finance Charge Suppression	Fee Suppression	Total Suppression
March 31, 2002	$157.4	$184.0	$341.4
June 30, 2002	145.9	193.2	339.1
September 30, 2002	147.9	188.4	336.3
	$451.2	$565.6	1,016.8

Note 3.  Loans Receivable and Allowance for Credit Losses

The following is a summary of loans receivable at September 30, 2002 and December 31, 2001:

(dollars in thousands)	September 30, 2002	December 31, 2001
Credit cards	$7,678,314	$11,498,974
Other	19,462	60,166
Allowance for credit losses	(1,172,838)	(1,932,833)
	$6,524,938	$9,626,307

The activity in the allowance for credit losses for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$1,224,901	$1,507,118	$1,932,833	$1,436,004
Provision for credit losses	192,366	549,923	764,600	1,330,834
Fair value adjustment – loans available for sale	—	—	388,230	—
Credit losses	(278,437)	(408,918)	(1,035,763)	(1,191,567)
Recoveries	34,008	32,724	108,881	105,572
Transfer of loans to available for sale	—	—	(985,943)	—
Other	—	—	—	4
Balance at end of period	$1,172,838	$1,680,847	$1,172,838	$1,680,847

The Company in the past charged off loans no later than 180 days after they became contractually past due.  In the first quarter of 2002, the Company accelerated its recognition of charge-offs for loans that are restructured under its consumer debt management program, substantially all of which are loans under consumer credit counseling service programs through which customers establish a plan to repay their outstanding balances under agreed upon-terms. These loans are subsequently charged off no later than 120 days after they become contractually past due. As a result of this change, the Company recorded a provision for credit losses and an offsetting decrease to loans receivable of approximately $2.9 million during the first quarter of 2002.  In addition, in the third quarter of 2002, the Company accelerated its recognition of charge-offs for certain customers who had activated Credit Protection due to death.  As a result, the Company charged off balances of approximately $3.6 million relating to these accounts.

Beginning in the fourth quarter of 2002, the Company began to recognize principal charge-offs by the end of the calendar month in which the related account became 180 days contractually past due.  However, for deceased customers, including customers who have activated Credit Protection, the Company has adopted a change to recognize charge-offs within 60 days of verification of death.  This policy is being implemented with respect to verifications of death received on or after November 1, 2002.  For verifications received prior to November 1, 2002, the Company will be recognizing charge-offs during the remainder of 2002 and the first quarter of 2003, in no event later than the month in which the account becomes 180 days contractually delinquent.  While these changes to the timing of charge-off recognition may modestly affect the level of charge-offs, we do not currently expect the impact of these changes to materially affect our financial results.

Note 4.  Asset Sales

On February 5, 2002, the Company sold its interests in the Providian Master Trust, which primarily consisted of $1.4 billion of loans receivable and $472 million of retained subordinated interests held by PNB. As of the date of sale, the Providian Master Trust contained nearly $8 billion of loans receivable arising from approximately 3.3 million active credit card accounts. This transaction resulted in cash proceeds of approximately $2.8 billion and a first quarter after-tax gain of approximately $242 million included in non-interest income.  Under an interim servicing agreement entered into at the time of the sale, the Company continued to service this portfolio, receiving servicing revenue and incurring servicing expense, until the transfer of servicing in August 2002.  In the third quarter of 2002, in connection with the final settlement of the interim servicing agreement, the Company recognized $6.8 million in servicing revenue due to termination of the interim servicing earlier than anticipated.

On February 28, 2002, the Company agreed with investors to terminate a securitization transaction that funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of these receivables were included in the structured sale of the $2.4 billion higher risk asset portfolio that was completed on June 25, 2002.

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

On June 25, 2002, the Company completed the structured sale of the $2.4 billion higher risk asset portfolio transferred to loans held for sale during the first quarter of 2002. In addition to a provision for loan losses of $388 million to adjust the portfolio to fair value and $15 million in related transaction expenses during the first quarter of 2002, the Company recognized a loss in the second quarter of 2002 of $4.5 million related to the reduction in carrying value of the receivables and related transaction costs. In October 2002, $11.0 million in original face amount of the BB-/Ba2 rated certificates originally held by a limited liability subsidiary of PNB was sold at par to a third party. In October 2002, servicing for this portfolio was transferred from PNB to Cardholder Management Services, LLP, an affiliate of Cardworks, Inc., and CompuCredit Corporation.

Note 5.  Decommissioning of Facilities

In a continuation of its efforts to align its operations infrastructure with its ongoing business, on July 30, 2002 the Company announced the closure of its facilities in Sacramento, California, Fairfield, California and Salt Lake City, Utah.  In the third quarter of 2002, the Company completed the closure of its Sacramento facility, and the closures of its Fairfield and Salt Lake City facilities are scheduled to be completed in the fourth quarter of 2002.  During the second quarter of

2002, the Company recognized a $37.9 million charge related to the decommissioning of facility equipment and furniture lease expenses, fixed asset write–downs, and disposal costs. In addition to the $16.7 million workforce reduction charge taken during the first quarter of 2002, the Company recognized approximately $9.6 million in severance and benefit expenses during the third quarter of 2002.

Note 6.  Income Taxes

On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal tax law with respect to accounting for bad debts. Before the change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts, which enabled them to take deductions for California tax purposes at the time the bad debt reserves were established. As a result of the change, large banks may now deduct only the actual charge-offs, net of recoveries, in determining their California taxable income, and must include in taxable income 50% of the bad debt reserves existing as of the end of the prior tax year.  As a concession to the banks that are subject to the new law, the State of California has waived recapture of the remaining 50% of the reserves.  The effect of this concession was to create a non-recurring tax benefit for the Company in the amount of $30.0 million, which has been reflected in the Company’s income tax expense for the quarter ended September 30, 2002.

Note 7.  Discontinued Operations

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company early adopted in the fourth quarter of 2001, the Company reclassified the balances relating to its United Kingdom and Argentina operations on its condensed consolidated financial statements to reflect the anticipated disposition of these operations. The revenues, costs and expenses, assets and liabilities, and cash flows of these operations have been segregated in the condensed consolidated statements of income, statements of financial condition, and statements of cash flows for all periods presented and have been separately reported as “discontinued operations.”

Sales of our discontinued operations in the United Kingdom and Argentina were finalized during the second quarter of 2002, and there were no results from discontinued operations in the third quarter of 2002. The loss from discontinued operations in the third quarter of 2001 was $14.8 million. For the nine months ended September 30, 2002, income from discontinued operations was $67.2 million, compared to a loss of $32.4 million for the first nine months of 2001. The increase during 2002 is primarily due to a pre-tax gain of $95.6 million from the sale of the United Kingdom operations and a pre-tax gain of $8.0 million from the sale of our Argentina operations during the second quarter of 2002.

The following is a summary of the income (loss) from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Income (loss) from discontinued operations before related taxes	$—	$(24,450)	$111,002	$(53,476)
Less related tax expense (benefit)	—	(9,658)	43,846	(21,123)
Income (loss) from discontinued operations net of related taxes	$—	$(14,792)	$67,156	$(32,353)

Note 8.  Extraordinary Item – Extinguishment of Debt

During the nine months ended September 30, 2002, the Company did not record any extraordinary items. In the third quarter of 2001, the Company repurchased and retired $57.2 million in principal amount of its 3.25% convertible senior notes due August 15, 2005, $12.5 million in principal amount at maturity of its zero coupon convertible notes due February 15, 2021, and $4.6 million in principal amount of its capital securities. These notes and securities were purchased at an aggregate price of $44.5 million plus accrued interest, or $23.0 million below their aggregate carrying values. The gain related to these repurchases was recorded, net of taxes, as an extraordinary item in the Company’s consolidated statements of income.  The Company will adopt the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30,” in its December 31, 2002 financial statements, and the gain on extinguishment of debt that has been classified as an extraordinary item will be reclassified to non-interest income.

Note 9.  Cumulative Effect of Change in Accounting Principle – Derivative Instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be reported in the statement of financial condition at fair value and establishes criteria for designating various types of hedging activities. In accordance with SFAS No. 133, the Company reported a transition adjustment upon the adoption of the standard to recognize its derivatives at fair value and to recognize the difference (attributable to hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. The effect of this transition adjustment was to increase reported income during the first quarter of 2001 by $1.8 million, net of related taxes.

Note 10.  Earnings per Common Share

The following table sets forth the computation of both basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2002	2001	2002	2001
Basic
Income from continuing operations	$42,125	$58,130	$138,890	$536,669
Income (loss) from discontinued operations - net of related taxes	—	(14,792)	67,156	(32,353)
Extraordinary item extinguishment of debt - net of related taxes	—	13,905	—	13,905
Cumulative effect of change in accounting principle - net of related taxes	—	—	—	1,846
Net income available to common shareholders	$42,125	$57,243	$206,046	$520,067

Weighted average common shares outstanding	285,323	283,864	284,649	284,542
Earnings per common share:
Income from continuing operations	$0.15	$0.20	$0.49	$1.89
Income (loss) from discontinued operations - net of related taxes	—	(0.05)	0.23	(0.12)
Extraordinary item extinguishment of debt - net of related taxes	—	0.05	—	0.05
Cumulative effect of change in accounting principle - net of related taxes	—	—	—	0.01
Net income per common share	$0.15	$0.20	$0.72	$1.83

Diluted
Income from continuing operations	$42,125	$58,130	$138,890	$536,669
Plus: Income impact of dilutive assumed conversions
Interest on 3.25% convertible senior notes - net of related taxes	1,688	1,966	5,063	5,923
Income from continuing operations with assumed conversions	43,813	60,096	143,953	542,592
Income (loss) from discontinued operations - net of related taxes	—	(14,792)	67,156	(32,353)
Extraordinary item extinguishment of debt - net of related taxes	—	13,905	—	13,905
Cumulative effect of change in accounting principle - net of related taxes	—	—	—	1,846
Net income available to common shareholders - with assumed conversions	$43,813	$59,209	$211,109	$525,990
Weighted average common shares outstanding	285,323	283,864	284,649	284,542
Plus: Incremental shares from dilutive assumed conversions
Restricted stock issued – non vested	3,647	875	4,103	764
Employee stock options	150	4,439	209	5,953
3.25% convertible senior notes	4,974	5,787	4,974	5,817
Dilutive potential common shares	8,771	11,101	9,286	12,534
Adjusted weighted average common shares	294,094	294,965	293,935	297,076
Earnings per common share:
Income from continuing operations	$0.15	$0.20	$0.49	$1.83
Income (loss) from discontinued operations - net of related taxes	—	(0.05)	0.23	(0.12)
Extraordinary item extinguishment of debt - net of related taxes	—	0.05	—	0.05
Cumulative effect of change in accounting principle - net of related taxes	—	—	—	0.01
Net income per common share	$0.15	$0.20	$0.72	$1.77

Note 11.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income for the nine months ended September 30, 2002 and 2001 are as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 2000	$21,513	$(421)	$21,092
Other comprehensive income	(11,465)	(3,698)	(15,163)
Tax benefit (expense)	4,776	1,455	6,231
Balance at September 30, 2001	$14,824	$(2,664)	$12,160

Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(729)	1,771	1,042
Tax benefit (expense)	288	(700)	(412)
Balance at September 30, 2002	$10,437	$—	$10,437

Note 12.  Loans Held For Securitization or Sale

On September 30, 2002, the Company transferred $500 million of loans, at the lower of cost or fair value, to loans held for securitization or sale. On October 30, 2002, the transferred loans were sold, in connection with a new conduit securitization in the Providian Gateway Master Trust, and removed entirely from the Company’s condensed consolidated statements of financial condition.

Note 13.  Commitments and Contingencies

The Company is subject to various pending and threatened legal actions, including actions arising in the ordinary course of business from the conduct of its activities.   While the Company believes that it has substantive defenses and intends to defend the actions vigorously, it cannot predict the ultimate outcome or the potential future impact on the Company of such actions.  The Company does not presently expect any of the actions affecting it to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.  For more detailed information on legal proceedings affecting the Company, see “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

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

Introduction and Recent Developments

Through our subsidiaries we provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted primarily through Providian National Bank (“PNB”) and Providian Bank (“PB”). Providian Bancorp Services (“PBS”) performs a variety of servicing activities in support of PNB, PB and other affiliates.

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

Our primary expenses are asset funding costs (including interest), credit losses, operating expenses (including salary and employee benefit costs, advertising and solicitation costs, and data processing and communication costs), and income taxes.

Accounting Policies.  Our financial statements are prepared in accordance with GAAP. Our key accounting policies are summarized in “Overview of Significant Accounting Policies” in our annual report to shareholders included in Exhibit 13 of our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Shareholders Report”). In addition, our accounting policies regarding the recognition of finance charges and fees, and the changes that have occurred with respect thereto, are further clarified in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Managed Financial Information.  We service (or manage) the loans that we own and the loans that we have sold through our securitizations. Loans that have been securitized are not considered to be our assets under GAAP and, therefore, are not shown on our balance sheet. However, we typically retain interests in the securitized loan pools, and thus we still have a financial interest in and exposure to the performance of the securitized loans. These retained interests include a “seller’s interest” (which is generally equal to the total amount of loans included in the securitization less all investor securities issued), subordinated investor securities retained by us, and “interest-only strips” that are subordinate to the interests of investors. Interest-only strips represent the present value of the estimated cash flow from finance charge and fee revenue less amounts paid to investors, related credit losses, servicing fees and other transaction expenses. See “—Managed Consumer Loan Portfolio and the Impact of Securitization—Financial Statement Impact.” To the extent actual credit losses on a securitized portfolio exceed the estimates used to calculate the present value of the related interest-only strip or other retained subordinated interest, the value of such interest-only strip or other retained subordinated interest would be adjusted downward to reflect the reduced present value of the expected cash flows, and a charge against earnings would be taken. Conversely, to the extent actual credit losses are less than the estimates, the values would be adjusted upward.

Because the securitized loans continue to affect future cash flows, it is our practice to analyze our financial performance on a “managed” basis. “Managed” financial information is adjusted financial information that includes the impact of securitized loan balances, credit losses related to those securitized loans, and the related finance charge and fee income on key aspects of our GAAP-basis financial information, such as net interest income and credit losses. To analyze our business on a managed basis, we use key performance measures such as the managed delinquency rate, managed credit loss rate and managed net interest margin. Managed financial information is not GAAP compliant, does not reverse all of the changes in our financial statements that result from securitizations (for example, gain on sale and allowance for credit losses), and is not meant to be a comprehensive restatement of our financial statements.

Managed loan performance will not always coincide with reported loan performance, because the relative portions of total managed loans represented by reported and securitized loans will vary over time, and reported and securitized loans may have different credit characteristics and perform differently over time. For example, during the first quarter of 2002, we sold our interests in the Providian Master Trust and in connection with such sale transferred our interests in the related loans. Because substantially all of the loans included in the Providian Master Trust were securitized, the sale of our interests in the Providian Master Trust had a greater effect on managed loan performance. In contrast, the sale of the higher risk asset portfolio in the second quarter of 2002 had a greater effect on reported loan performance, because we had owned those assets and included them in reported loans.

Funding.  We fund our business through a variety of funding sources. The majority of our funding is provided by deposits, securitizations and debt issuances. The deterioration of our financial performance and asset quality and downgrades by credit rating agencies since our third quarter 2001 earnings announcement have adversely affected our ability to obtain additional securitization funding and borrow funds from other sources, and our Capital Plan contemplates a reduction in insured deposits. These developments have resulted in an increase in our cost of funds relative to our historical levels. For a more detailed discussion of our funding program, see “—Funding and Liquidity.”

Capital Plans and Related Regulatory Matters.  Our banking subsidiaries have entered into written agreements with their regulators, we have entered into written agreements with our banking subsidiaries, and our banking subsidiaries have submitted Capital Plans accepted by their regulators, as described under “Our Capital Plan and Other Regulatory Matters” in our 2001 Annual Shareholders Report. As of September 30, 2002, our banking subsidiaries met their commitments under these Capital Plans to achieve the capital ratio goals for that date set forth in the Capital Plans. See “—Capital Adequacy.”

On June 4, 2002, we contributed the stock of PBS to PNB, as planned, and on September 27, 2002, we made a cash contribution to PNB of $100 million, which represented proceeds from the partial repayment of an investment security related to certain subordinated notes held by the Company. The remaining repayment, in the amount of $70 million, is expected to be received in the fourth quarter of 2002 and contributed to our banking subsidiaries. The contributions to date have resulted in an aggregate increase to capital at PNB of $116.4 million.  Our banking subsidiaries have submitted to the Office of the Comptroller of the Currency (“Comptroller”) an application for permission to merge PB into PNB. The application is awaiting approval from the Comptroller, and we expect to complete the merger as and when that approval is received.

On May 17, 2002, the federal banking agencies issued an interagency advisory with respect to the risk-based capital treatment for banking institutions that record an asset commonly referred to as Accrued Interest Receivable (“AIR”) in connection with their credit card receivables securitizations. The AIR represents fees and finance charges that have been accrued on receivables that an institution has securitized and sold to third party investors and may include finance charges billed but not yet collected and finance charges accrued but not yet billed on the securitized receivables. Pursuant to this advisory, an AIR may be considered a retained subordinated interest for regulatory capital purposes, and institutions are expected to hold risk-based capital in an amount consistent with its subordinated nature. We treat an AIR for fees and finance charges accrued but not yet billed as a residual interest subject to the residual interest rule, which our banking subsidiaries elected to early adopt as of January 1, 2002 (see “—Capital Adequacy”). Our practice with respect to fees and finance charges billed but not yet collected has been to hold capital on the same basis as other loans, including loans subject to increased subprime risk weightings. We are in discussions with our regulators to establish an agreed upon application of the advisory to our banking subsidiaries by December 31, 2002. If it is determined that the fees and finance charges billed but not yet collected meet the definition of recourse exposure for risk-based capital purposes, we could be required to hold more capital against this component of the AIR.  In that event, we would take such steps as necessary to accommodate the effect of the advisory. However, we do not currently expect that the implementation of the advisory will affect our ability to meet the capital goals set forth in our Capital Plan.

On July 22, 2002, the federal banking agencies issued their draft guidance (the “Guidance”) on account management and loss allowances for credit card lending, which sets forth the agencies’ expectations in the areas of credit card account management, risk management, and loss allowance practices. The Guidance addresses credit line management, overlimit, and workout and forbearance practices, as well as income recognition and loss allowance practices, including practices related to accrued interest and fees and loan loss allowances. The principles set forth in the Guidance are generally applicable to all institutions subject to the agencies’ supervision that offer credit card programs. Certain practices, such as negative amortization for overlimit accounts (which occurs when the required minimum payment is insufficient to cover fees and finance charges assessed in the current billing cycle), would be subject to increased regulatory scrutiny in the management of subprime lending programs. Institutions are expected to work with their primary regulators to ensure implementation of the Guidance as promptly as possible. We believe that PNB is in substantial compliance with the income recognition and loss allowance principles included in the Guidance as proposed, and we are taking appropriate steps to implement the remaining practices set forth in the draft Guidance. However, the final Guidance has not yet been released, and although we continue to believe that we should be able to implement the Guidance without major impact to our business model, we are unable to predict its effect with certainty at this time.

Recent Developments.  In the third quarter of 2002, we took the following actions in connection with various initiatives previously announced:

•              Completed the closure of the Sacramento, California facility.

•                                          Achieved a workforce reduction of approximately 1,100 during the quarter, to end the quarter at approximately 7,300 employees.

•                                          Further strengthened our executive management team by hiring Chaomei Chen as Vice Chairman, Credit and Collections, and promoting Jim Jones to Vice Chairman, Enterprise Risk Management.

In addition, in October 2002, servicing for the higher risk portfolio, which we transferred in a structured sale in the second quarter of 2002, was transferred from PNB to Cardholder Management Services, LLP, an affiliate of CardWorks, Inc., and CompuCredit Corporation.  Also in October 2002, we completed the initial funding, totaling $500 million, of a conduit securitization in our Providian Gateway Master Trust.

Earnings Summary

The following discussion provides a summary of results for the three and nine month periods ended September 30, 2002, compared to the results for the three and nine month periods ended September 30, 2001. During 2001, we announced our intention to discontinue our operations in the United Kingdom and Argentina, and during the second quarter of 2002 we completed the sale of our operations in both locations. The following tables exclude all discontinued operations. Each component of the results is covered in further detail in subsequent sections of this discussion.

Income from continuing operations for the three months ended September 30, 2002 was $42.1 million, compared to $58.1 million for the three months ended September 30, 2001. Income from continuing operations for the nine months ended September 30, 2002 was $138.9 million, compared to $536.7 million for the nine months ended September 30, 2001. The reasons for the decrease in income from continuing operations for the three-month and nine-month periods ended September 30, 2002 are lower average loans and higher average loss rates. For the three months ended September 30, 2002, reported net interest income decreased 50% to $199.5 million, compared to $398.7 million for the third quarter of 2001. Non-interest income for the quarter ended September 30, 2002 was $465.1 million, a decrease of $392.3 million from $857.4 million during the third quarter of 2001. The decreases in net interest income and in non-interest income are attributable primarily to reductions in reported and securitized loan balances due to our asset sales as well as the expansion of finance charge and fee valuation allowances to cover all loans.  See “Finance Charge and Fee Income Recognition” in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

During the quarter ended September 30, 2002 there were no results from discontinued operations because the sales of our discontinued operations in the United Kingdom and Argentina were finalized during the second quarter of 2002. The loss from discontinued operations in the third quarter of 2001 was $14.8 million. For the nine months ended September 30, 2002, income from discontinued operations was $67.2 million, compared to a loss of $32.4 million for the first nine months of 2001. The increase during 2002 is primarily due to a pre-tax gain of $95.6 million from the sale of the United Kingdom credit card operations and a pre-tax gain of $8.0 million from the sale of our Argentina operations.

During the nine months ended September 30, 2002 we did not record any extraordinary items. During the third quarter of 2001, we repurchased and retired $57.2 million in principal amount of our 3.25% convertible senior notes due August 15, 2005, $12.5 million in principal amount at maturity of our zero coupon convertible notes due February 15, 2021, and $4.6 million in principal amount of our capital securities. These notes and securities were purchased at an aggregate price of $44.5 million plus accrued interest, or $23.0 million below their aggregate carrying values. The gain related to these repurchases was recorded, net of taxes, as an extraordinary item in the Company’s consolidated statements of income.

As of September 30, 2002, managed credit card loans, which included $7.70 billion of reported loans and $500 million of loans held for securitization, was $19.45 billion, a decrease of $12.25 billion, or 39%, from the balance at September 30, 2001. This decline in managed credit card loans was primarily due to the transfer of nearly $8 billion in managed loans receivable included in the Providian Master Trust in February 2002 and the sale of $2.4 billion of higher risk credit card receivables in June 2002.

For the three months ended September 30, 2002, reported net interest income decreased 50% to $199.5 million, from $398.7 million for the same period in 2001. For the nine months ended September 30, 2002, reported net interest income was $733.1 million, compared to $1.34 billion for the same period in 2001, attributable primarily to reductions in reported and securitized loan balances due to our asset sales as well as the expansion of finance charge and fee valuation allowances to cover all loans.  See “Finance Charge and Fee Income Recognition” in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Our reported net interest margin on loans increased to 12.93% for the third quarter of 2002, from 11.26% for the same period in 2001. For the third quarter of 2002, the reported net credit loss rate was 13.38%, compared to 14.21% for the second quarter of 2002 and 10.47% for the third quarter of 2001. The 30+ day reported delinquency rate as of September 30, 2002 was 8.14%, an increase from 7.29% as of June 30, 2002 and a decrease from 9.11% as of September 30, 2001. The increase in the net interest margin and the net credit loss rate year over year reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our managed portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans. The improvement in the reported delinquency rate year over year is primarily the result of an increase in the estimate of uncollectible finance charges and fees subsequent to September 30, 2001.

For the three months ended September 30, 2002, managed net interest income was $779.8 million, compared to $996.5 million for the third quarter of 2001. For the nine months ended September 30, 2002, managed net interest income was $2.53 billion, compared to $2.83 billion for the same period in 2001. Our managed net interest margin on loans increased to 16.73% for the third quarter of 2002 from 12.94% for the same period in 2001. For the third quarter of 2002, the managed net credit loss rate was 16.71%, compared to 17.53% for the second quarter of 2002 and 10.43% for the third quarter of 2001. The 30+ day managed delinquency rate as of September 30, 2002 increased to 11.23% from 10.16% as of June 30, 2002, and from 8.71% as of September 30, 2001. The increase in yields, the net credit loss rate, and the delinquency rate reflects the change in loan mix due to the sale of our interests in the Providian Master Trust, which included loans with generally lower yields and credit loss rates than other loans in our managed portfolio, as well as continued weakness in the economy and the deterioration in the credit quality of our loans.

Non-interest income for the quarter ended September 30, 2002 was $465.1 million, a decrease of $392.3 million from $857.4 million for the same period in 2001. Non-interest income for the nine months ended September 30, 2002 was $2.09 billion, a decrease of $938.3 million from $2.62 billion for the same period in 2001, after excluding the $401.9 million gain from the sale of our interests in the Providian Master Trust during the first quarter of 2002. This decrease reflects lower credit product fee and servicing and securitization income. Non-interest expense decreased $157.9 million to $452.2 million for the third quarter of 2002, compared to $610.1 million for the same period in 2001. For the nine months ended September 30, 2002, non-interest expense decreased $262.4 million to $1.49 billion, compared to $1.75 billion for the same period in 2001. The reductions in non-interest expense are primarily due to lower solicitation and advertising expenses as we transitioned to our new marketing strategy and to lower salary and employee benefits expenses related to our workforce reduction.

Our return on reported assets was 0.97% for the third quarter of 2002, down from 1.07% for the same period in 2001. Our return on managed assets was 0.61% and 0.62% for the third quarters of 2002 and 2001. The return on equity of 8.00% for the third quarter of 2002 was down from 9.40% for the same period in 2001.  Decreases in return on assets and equity were primarily driven by increased credit losses due to the deterioration in the credit quality of our loans and continued weakness in the economy.

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

The following table summarizes our reported loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Period - End Balances
Consumer loans	$8,197,776	$13,763,839	$8,197,776	$13,763,839

Average Balances
Average Consumer loans	$7,305,075	$14,365,767	$9,354,255	$14,213,248
Average earning assets	$15,010,648	$19,384,469	$15,739,038	$18,018,452

Operating Data and Ratios
Return on average loans	2.31%	1.59%	2.94%	4.88%
Net interest margin(1)	12.93%	11.26%	11.61%	9.59%

Return on average assets	0.97%	1.07%	1.51%	3.40%
Net interest margin(2)	5.32%	8.23%	6.21%	9.95%

Net credit losses as a percentage of average loans outstanding	13.38%	10.47%	13.21%	10.19%

Total delinquency trends(3):			8.14%	9.11%

(1) Net interest margin is equal to net interest income divided by average loans.

(2) Net interest margin is equal to net interest income divided by average earning assets.

(3) Loans outstanding include loans held for sale at par, and exclude SFAS No. 133 market value adjustments.

The following table summarizes our managed loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Period-End Balances
Reported consumer loans	$8,197,776	$13,763,839	$8,197,776	$13,763,839
Securitized consumer loans	11,255,146	17,940,181	11,255,146	17,940,181
Total managed consumer loan portfolio	$19,452,922	$31,704,020	$19,452,922	$31,704,020

Average Balances
Reported consumer loans	$7,305,075	$14,365,767	$9,354,255	$14,213,248
Securitized consumer loans	11,931,675	16,456,636	13,074,858	14,852,833
Total average managed consumer loan portfolio	$19,236,750	$30,822,403	$22,429,113	$29,066,081

Average earning assets	$26,942,323	$35,841,105	$28,813,896	$32,871,285

Operating Data and Ratios
Return on average loans	0.88%	0.74%	1.22%	2.39%
Net interest margin(1)	16.73%	12.94%	15.38%	9.47%

Return on average assets	0.61%	0.62%	0.94%	2.01%
Net interest margin(2)	11.58%	11.12%	11.69%	11.47%

Net credit losses as a percentage of average loans outstanding	16.71%	10.43%	15.97%	10.08%

Total delinquency trends(3):			11.23%	8.71%

(1) Net interest margin is equal to net interest income divided by average loans.

(2) Net interest margin is equal to net interest income divided by average earning assets.

(3) Loans outstanding include loans held for sale at par, and exclude SFAS No. 133 market value adjustments.

Financial Statement Impact.  Our outstanding securitizations are treated as sales under GAAP.  We receive the proceeds of the sale, and the securitized loans and related allowances are removed from our balance sheet.  In certain cases, we have retained an interest in the securitized pool of assets that is subordinate to the interests of third party investors.  As the holder of a subordinated interest, we retain a right to receive collections allocated to the subordinated interest after payments to senior investors.  Certain events result in the excess cash flow being used to fund spread accounts, in which we also retain an interest.  Subordinated retained interests and spread accounts are recorded at estimated fair value, which is less than the face amount, and are included in “due from securitizations” on our balance sheet.  Each quarter, we adjust the valuation of our retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to key estimates that we make.  These adjustments are reflected in servicing and securitization income.

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

During the revolving period of a securitization, no principal payments are made to the investors.  Instead, monthly principal payments received on the loans are used to purchase replacement loans receivable, and we recognize additional interest-only strips receivable.  Excess servicing revenue is recognized each month, through the accretion of interest-only strips receivable and, to the extent the amounts received exceed the related interest-only strip receivable, as servicing and securitization income.  During the amortization or accumulation period of a securitization, principal payments are either made to investors or are held in an account for accumulation and later distribution to investors.

When loans are securitized, we retain a “seller’s interest” generally equal to the total amount of the pool of loans included in the securitization less the investors’ portion and our subordinated retained interests in those loans.  As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the amount of the seller’s interest will vary.  The seller’s interest is classified as loans receivable at par on our balance sheet.  At September 30, 2002, we maintained an allowance for credit losses and suppressed estimated uncollectible finance charges and fees with respect to the seller’s interest.  Periodically, we may be required to transfer new loans into a securitized pool in order to maintain the seller’s interest above a minimum required by the securitization documents.

We continue to service the accounts included in the pool of securitized loans and earn a monthly servicing fee, which is generally offset by the servicing costs we incur.  Accordingly, servicing assets or liabilities have not been recognized in connection with our securitizations.

The ongoing effect of securitization accounting on our income statement includes a reduction in net interest income and the provision for credit losses, and an adjustment to non-interest income.  For the three months ended September 30, 2002 and 2001, securitization accounting had the effect of reducing net interest income by $580.4 million and $597.8 million; reducing the provision for credit losses by $559.3 million and $427.6 million; and increasing non-interest income by $21.1 million and $170.2 million. For the nine months ended September 30, 2002 and 2001, securitization accounting had the effect of reducing net interest income by $1.79 billion and $1.48 billion; reducing the provision for credit losses by $1.76 billion and $1.11 billion; and increasing non-interest income by $32.4 million and $371.9 million. Unamortized loan acquisition costs are expensed upon securitization.  Credit losses on securitized loans are reflected as a reduction of servicing and securitization income rather than a reduction of the allowance for credit losses.  Therefore, our provision for credit losses is lower than if the loans had not been securitized.

If certain early amortization events specified in the securitization documents were to occur, principal collections from the securitized receivables would be applied to repay the related securitization funding earlier than would be the case if the scheduled amortization period were to commence. Early amortization of a securitization transaction increases the seller’s interest and could thereby require us to maintain additional regulatory capital and establish credit loss reserves, which could negatively impact our financial results and liquidity.

Early amortization events include excess spread triggers (based on a formula that takes into account finance charge and fee yield, interest, servicing and other administrative costs and credit losses allocated to a particular series), certain breaches of representations, warranties or covenants, insolvency or receivership, servicer defaults, and early amortization events relating to credit ratings, regulatory capital, and early amortization with respect to our other securitization transactions. For example, in the Providian Gateway Master Trust Series 2000-D and Series 2001-J securitizations, early amortization can be triggered by: a downgrade in PNB’s credit rating below BB-/Ba3 unless PNB has entered into a back-up servicing agreement with a back-up servicer satisfactory to the investors within 60 days of the downgrade; the failure of PNB to be “well capitalized” as shown on its Call Report beginning with the quarter ending June 30, 2002; or an early amortization with respect to any of our other Providian Gateway Master Trust securitizations. In addition, under the securitization documents as currently in effect, early amortization of the Series 2000-D securitization can be triggered by a downgrade of the Class B certificates below A-/A3 if a specified percentage of the investors declare the downgrade to be an amortization event.

As of the date of this report, none of the trigger events has occured.  Although the Class B Certificates in the Series 2000-D securitization were downgraded from A to A- by Standard & Poors on November 6, 2002, which would have triggered an amortization event if two-thirds of the Class A or Class B certificateholders had declared it to be an amortization event, effective as of November 6, 2002, the Series 2000-D securitization documents were amended to provide that no trigger event will occur unless the Class B Certificates are downgraded below A-/A3.  In addition, we have taken steps that we expect will help prevent the occurrence of a trigger event in the event a downgrade in PNB’s credit rating should occur, by entering into a back-up servicing agreement with a back-up servicer. We have also converted a substantial portion of the receivables in the Providian Gateway Master Trust from fixed to variable rates. Since all the outstanding securitizations in the Providian Gateway Master Trust bear interest at floating rates of interest, this conversion reduces the risk that excess servicing could be adversely affected should interest rates rise.  There was an improvement in average excess spread during the third quarter of 2002.  In addition, in October 2002 we designated additional accounts to the Providian Gateway Master Trust.  This addition, which included $800 million in receivables and consisted only of loans that were not more than 30 days past due, is expected to improve the Trust net credit loss rate and the excess spread over a five-month period beginning in October 2002.  However, there continues to be risk that an early amortization event based on excess spread triggers could occur with respect to some of the series of the Providian Gateway Master Trust.

Cash Flow Impact.  When loans are securitized, we receive cash proceeds from investors net of up-front transaction fees and expenses.  We use these proceeds to reduce alternative funding liabilities, fund related spread accounts when required, invest in short-term liquid investments, and for other general corporate purposes.  The investors’ share of finance charges and fees received from the securitized loans is collected each month and used to pay investors for interest and credit losses, to pay us for servicing fees and to pay other third parties for credit enhancement costs, and for other transaction expenses.  Any finance charge and fee cash flow remaining after such payments is treated as excess servicing income and is generally retained by or remitted back to us. Our right to receive excess finance charges and fees and principal collections allocated to a series of investor securities is, in some cases, subject to the prior right of other investors in other series of a master trust to use such collections to cover shortfalls.

Certain negative events, such as deterioration of excess servicing below certain specified levels, result in the excess cash flow being retained in the securitization through the funding of spread accounts as additional credit enhancement rather than remitted back to us.  As a consequence of our credit rating downgrades in late 2001 and projected increases in spread account funding requirements, approximately $640 million of Providian Gateway Master Trust collections constituting excess servicing is currently expected to be used to fund spread accounts during 2002.  Of this amount, approximately $520 million was funded in these spread accounts during the first nine months of 2002.  Additional amounts from the proceeds of the Series 2002-A securitization are expected to be used to fund spread accounts in the fourth quarter of 2002; approximately $31 million was funded in October 2002 when Series 2002-A was funded.  The amount expected to be funded will change from time to time, depending on securitization amounts and maturities and the performance of the securitized loans.

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

Reported risk adjusted revenue and return on loans for the three months ended September 30, 2002 were $456.9 million and 25.02%, compared to $885.4 million and 24.66% for the same period in 2001.  The decrease in reported risk adjusted revenue is primarily the result of lower interest income and non-interest income resulting from decreased reported loan balances and high credit loss rates.  The increase in the reported risk adjusted return resulted primarily from smaller increases in our estimates of uncollectible finance charges and fees, and from increases in other non-interest income, in the third quarter of 2002 compared to the same period in 2001.

Managed risk adjusted revenue and return on loans for the three months ended September 30, 2002 were $445.1 million and 9.25%, compared to $904.1 million and 11.43% for the same period in 2001. The decrease in managed risk adjusted return is primarily the result of lower interest income and non-interest income resulting from decreased managed loan balances due to asset sales and high credit loss rates. In addition, the decline in the managed risk adjusted return resulted from an increase in the managed credit loss rate due to deterioration in the credit quality of our loans and continued weakness in the economy.

Net Interest Income and Margin

Net interest income is interest earned from loan and investment portfolios less interest expense on deposits and borrowings.  Managed net interest income also includes interest earned from securitized loans less securitization funding costs.

Reported net interest income for the three months ended September 30, 2002 was $199.5 million, compared to $398.7 million for the same period in 2001, representing a decrease of $199.2 million, or 50%. Reported net interest income for the nine months ended September 30, 2002 was $733.1 million, compared to $1.34 billion for the same period in 2001, representing a decrease of $611.1 million, or 46%.  The decrease in reported net interest income is primarily attributable to lower loan balances resulting from the sale of our interests in the Providian Master Trust and our higher risk asset portfolio as well as the expansion of finance charge and fee valuation allowances to cover all loans.  See “Finance Charge and Fee Income Recognition” in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Managed net interest income for the three months ended September 30, 2002 was $779.8 million, compared to $996.5 million for the same period in 2001, representing a decrease of $216.7 million, or 22%. Managed net interest income for the nine months ended September 30, 2002 was $2.53 billion, compared to $2.83 billion for the same period in 2001. The decrease in managed net interest income is primarily attributable to the decrease in loan balances resulting from the sale of our interests in the Providian Master Trust and our higher risk asset portfolio.  Managed net interest margin on average managed earning assets increased to 11.58% for the three months ended September 30, 2002, from 11.12% for the same period in 2001.

The reported interest yield on total interest earning assets declined to 10.35% and 11.23% for the three and nine months ended September 30, 2002, from 13.31% and 15.16% for the same periods in 2001. The primary cause for the decline in reported yield on interest earning assets is the large lower-yielding liquidity position we have maintained during 2002. These lower yields have been partially offset by lower funding costs on liabilities resulting from interest rate declines over the last year.

Statement of Average Balances, Income and Expense, Yields and Rates

The following tables provide an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 2002 and 2001 (interest income and interest expense margins are presented as a percentage of average earning assets, which include interest-earning consumer loan portfolios and investments held for liquidity purposes):

	Three months ended September 30,
	2002			2001
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earnings assets
Consumer loans	$7,305,075	$328,240	17.97%	$14,365,767	$586,677	16.34%
Interest-earning cash	2,640,564	11,786	1.79%	759,722	6,948	3.66%
Federal funds sold	2,927,351	13,334	1.82%	2,170,051	19,489	3.59%
Investment securities	1,453,358	17,364	4.78%	1,787,221	23,367	5.23%
Other	684,300	17,752	10.38%	301,708	8,408	11.15%
Total interest-earning assets	15,010,648	$388,476	10.35%	19,384,469	$644,889	13.31%
Allowance for loan losses	(1,196,616)			(1,505,741)
Other assets	3,569,704			3,450,869
Total assets	$17,383,736			$21,329,597

Liabilities and Equity
Interest-bearing liabilities
Deposits	$13,421,112	$178,705	5.33%	$15,817,236	$232,505	5.88%
Borrowings	962,280	10,306	4.28%	1,187,672	13,700	4.61%
Total interest-bearing liabilities	14,383,392	$189,011	5.26%	17,004,908	$246,205	5.79%
Other liabilities	789,145			1,778,269
Total liabilities	15,172,537			18,783,177
Capital securities	104,332			109,900
Equity	2,106,867			2,436,520
Total liabilities and equity	$17,383,736			$21,329,597

Net Interest Spread			5.09%			7.52%
Interest income to average interest-earning assets			10.35%			13.31%
Interest expense to average interest-earning assets			5.04%			5.08%
Net interest margin			5.31%			8.23%

	Nine months ended September 30,
	2002			2001
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earnings assets
Consumer loans	$9,354,255	$1,166,807	16.63%	$14,213,248	$1,899,448	17.82%
Interest-earning cash	2,446,890	32,165	1.75%	487,530	15,076	4.12%
Federal funds sold	1,954,953	26,041	1.78%	1,171,698	35,519	4.04%
Investment securities	1,421,837	52,879	4.96%	2,045,407	89,589	5.84%
Other	561,103	47,312	11.24%	100,569	8,408	11.15%
Total interest-earning assets	15,739,038	$1,325,204	11.23%	18,018,452	$2,048,040	15.16%

Allowance for loan losses	(1,473,305)			(1,488,916)

Other assets	3,909,983			3,884,711
Total assets	$18,175,716			$20,414,247

Liabilities and Equity
Interest-bearing liabilities
Deposits	$14,074,383	$559,746	5.30%	$14,446,358	$655,102	6.05%
Borrowings	991,742	32,338	4.35%	1,329,407	48,760	4.89%
Total interest-bearing liabilities	15,066,125	$592,084	5.24%	15,775,765	$703,862	5.95%
Other liabilities	958,249			2,213,557
Total liabilities	16,024,374			17,989,322
Capital securities	104,332			110,548
Equity	2,047,010			2,314,377
Total liabilities and equity	$18,175,716			$20,414,247

Net Interest Spread			5.99%			9.21%
Interest income to average interest-earning assets			11.23%			15.16%
Interest expense to average interest-earning assets			5.02%			5.21%
Net interest margin			6.21%			9.95%

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

	Three months ended September 30,			Nine months ended September 30,
	2002 vs. 2001			2002 vs. 2001
		Change due to(1)			Change due to(1)
(dollars in thousands)	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate

Interest Income
Consumer loans	$(258,437)	$(312,161)	$53,724	$(732,641)	$(612,916)	$(119,725)
Federal funds sold	(6,155)	5,409	(11,564)	(9,478)	16,464	(25,942)

Other securities	8,179	14,507	(6,328)	19,283	41,629	(22,346)
Total interest income	(256,413)	(292,245)	35,832	(722,836)	(554,823)	(168,013)

Interest Expense
Deposits	(53,800)	(33,262)	(20,538)	(95,355)	(16,399)	(78,956)
Borrowings	(3,394)	(2,464)	(930)	(16,422)	(11,446)	(4,976)
Total interest expense	(57,194)	(35,726)	(21,468)	(111,777)	(27,845)	(83,932)
Net interest income	$(199,219)	$(256,519)	$57,300	$(611,059)	$(526,978)	$(84,081)

(1)               The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.  The changes in interest income and expense are calculated independently for each line in the table.

Non-Interest Income

Non-interest income during the third quarter of 2002 consisted primarily of servicing and securitization income and credit product fee income. Total non-interest income decreased 46%, or $392.3 million, to $465.1 million for the three months ended September 30, 2002, compared to $857.4 million for the same period in 2001. This decrease in non-interest income reflects decreases in both servicing and securitization income and credit product fee income and was offset in part by a $10.8 million gain on the sale of investment securities and a $6.8 million benefit related to the termination of the interim servicing agreement for the Providian Master Trust earlier than anticipated.

Servicing and Securitization Income.  Servicing and securitization income relates primarily to securitized loans. It includes a servicing fee, which generally offsets our cost of servicing the securitized loans, excess servicing income, and gains or losses from the securitization of financial assets (see “—Managed Consumer Loan Portfolio and the Impact of Securitization”).

As of September 30, 2002, securitizations outstanding provided $9.68 billion in funding, representing 41% of total managed funding, compared with $16.79 billion, or 50%, as of September 30, 2001. A more detailed discussion of our funding sources and the role of securitization activities is set forth in “—Funding and Liquidity.”

Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less the provision for credit losses and servicing expense, it will vary based upon the same factors that affect those items. Thus, changes in net credit losses (see “—Asset Quality—Net Credit Losses”) and changes in interest rates will cause excess servicing income to vary (see “ —Asset/Liability Risk Management”).

For the three months ended September 30, 2002, servicing and securitization income was $125.1 million, a decrease of $226.1 million from $351.2 million for the same period in 2001. For the nine months ended September 30, 2002, servicing and securitization income was $570.2 million, compared to $865.6 million for the same period in 2001. Lower average securitized loans outstanding and higher credit loss rates resulted in lower servicing and securitization income during 2002. In addition, asset quality trends and the widening of spreads for asset backed securities affected the valuation of residual securitization interests, resulting in charges totaling $77.1 million to servicing and securitization income during the third quarter of 2002.

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

For the three months ended September 30, 2002 and 2001, credit product fee income was $273.5 million and $459.4 million. For the nine months ended September 30, 2002 and 2001, credit product fee income was $904.7 million and $1.61 billion. The decrease for the three-month and nine-month periods ended September 30, 2002 primarily reflects the change of our marketing focus away from the standard segment, the sale of our interests in the Providian Master Trust in the first quarter of 2002, which resulted in lower interchange fees, and lower cardholder service product and annual membership revenue. The decrease was also attributable to an increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy, which was offset by a reduction in such estimate due to the sale of the higher risk portfolio in June 2002.

For the three months ended September 30, 2002 and 2001, managed credit product fee income was $422.4 million and $652.7 million. For the nine months ended September 30, 2002 and 2001, managed credit product fee income was $1.43 billion and $2.09 billion. The decrease for the three-month and nine-month periods ended September 30, 2002 primarily reflects the change of our marketing focus away from the standard segment, the sale of our interests in the Providian Master Trust in the first quarter of 2002, which resulted in lower interchange fees, and lower cardholder service product and annual membership revenue. The decrease was also attributable to an increase in estimated uncollectible finance charges and fees for credit losses due to bankruptcy, which was offset by a reduction in such estimate due to the sale of the higher risk portfolio in June 2002.

Non-Interest Expense

Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense.  Salary and benefit costs include staffing costs associated with marketing, customer service, collections, and administration.  Loan soliciatation and advertising costs include printing, postage, telemarketing, list processing, credit bureau costs paid to third parties in connection with account solicitation efforts, and costs incurred to promote our products, and also include acquisition costs relating to purchased charged-off receivables.  Advertising costs and the majority of solicitation expenses are expensed as incurred.  In accordance with GAAP, we capitalize acquisition costs relating to purchased charged-off receivables and the direct loan origination costs associated with successful account acquisition efforts, after they are reduced by up-front processing fees.  Capitalized loan origination costs are amortized over the customer privilege period (currently one year) for credit card loans unless the loans are securitized, in which case the costs are taken as an expense upon securitization.  Acquisition costs related to purchased charged off receivables are amortized over the period during which the receivables are expected to be collected.

Total loan solicitation and advertising costs were $126.4 million and $168.3 million for the three months ended September 30, 2002 and 2001.  For the three months ended September 30, 2002 and 2001, we amortized loan origination costs of $8.7 million and $16.3 million and acquisition costs related to purchased charged off receivables of $42.3 million and $18.2 million.  For the nine months ended September 30, 2002 and 2001, total loan solicitation and advertising costs, including amortized loan origination costs, were $339.3 million and $447.7 million.  The decrease in loan solicitation costs for the three-month and nine-month periods ended September 30, 2002 reflects a reduction in the volume of customer mailings as we changed our marketing strategy to focus on the middle and prime market segments and began testing new product offerings, partially offset by an increase in the amortization of acquisition costs related to the purchase of charged-off receivables.

Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments.  The following table presents non-interest expense for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Non-Interest Expense
Salaries and employee benefits	$129,341	$174,131	$433,219	$525,652
Solicitation and advertising	126,404	168,303	339,275	447,677
Occupancy, furniture, and equipment	43,765	52,385	179,520	156,621
Data processing and communication	39,621	48,119	133,615	155,583
Other	113,035	167,135	402,955	465,406
Total	$452,166	$610,073	$1,488,584	$1,750,939

In a continuation of our efforts to align our operations infrastructure with our ongoing business, on July 30, 2002 we announced the closure of our facilities in Sacramento, California, Fairfield, California and Salt Lake City, Utah. In the third quarter of 2002, we completed the closure of the Sacramento facility, and the closures of the Fairfield and Salt Lake City facilities are scheduled to be completed in the fourth quarter of 2002.  At the end of the third quarter of 2002, we had approximately 7,300 employees, and we expect the number of employees to decrease to below 7,000 by the end of 2002. During the second quarter of 2002, we recognized a $37.9 million charge related to the decommissioning of facility equipment and furniture lease expenses, fixed asset write-downs, and disposal costs. In addition to the $16.7 million workforce reduction charge taken during the first quarter of 2002, we recognized approximately $9.6 million in severance and benefit expenses during the third quarter 2002.

Income Taxes

On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Before the change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts, which enabled them to take deductions for California tax purposes at the time the bad debt reserves were established.  As a result of the change, large banks may now deduct only the actual charge-offs, net of recoveries, in determining their California taxable income, and must include in taxable income 50 percent of the bad debt reserves existing as of the end of the prior tax year.  As a concession to the banks that are subject to the new law, the State of California has waived recapture of the remaining 50 percent of the reserves.  The effect of this concession was to create a non-recurring tax benefit for us in the amount of $30.0 million, which has been reflected in our income tax expense for the quarter ended September 30, 2002.

We recognized a net income tax benefit of $22.1 million and income tax expense of $38.0 million for the three months ended September 30, 2002 and 2001 from continuing operations. For the nine months ended September 30, 2002 and 2001, we recognized $41.1 million and $350.4 million in income tax expense from continuing operations. Excluding the one-time tax benefit described in the preceding paragraph, our effective tax rate was 39.5% for the three and nine months ended September 30, 2002 and 2001.

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

Except for loans that are restructured under our consumer debt management program, which are charged off no more than 120 days after they become contractually past due, our policy, prior to implementation of the changes described below, was to recognize principal charge-offs on loans no more than 180 days after they became contractually past due, unless the accountholder cured the account delinquency by making a partial payment that qualified under our standards and applicable regulatory requirements. We batch process notifications of customers who have declared bankruptcy or died and charge off the related amounts once a month.

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

During the third quarter of 2002, we undertook a strategic review of our risk management and collections operations. As a result, we are in the process of implementing a series of changes to our operating strategies and policies.  The most significant outcome of our review was the adoption of a delinquency lifecycle strategy for the management of delinquent accounts.  In October 2002 we began to implement this strategy in combination with event-driven approaches, consumer counseling, and consumer debt management education.  Under the delinquency lifecycle approach, we prioritize collections to focus on delinquency status, with attention to customer events within each stage of delinquency.  We believe that this facilitates management and collector accountability for, and ownership of, results.

We have also begun a process of re-examining our operational policies and procedures for consistency with regulatory guidance and industry practice, and we expect to make changes within those parameters where necessary or appropriate for improved performance.  As a result of this review:

•                                        We are changing our procedures for investigating fraud losses (losses due to the unauthorized use of credit cards), which are charged against non-interest expense after an investigation period during which we verify whether a fraud has occurred.  Beginning with frauds discovered in November 2002, we expect to increase the investigation period from a maximum of 60 to a maximum of 90 days, which will permit a more thorough investigation.  As a result, fraud losses will be recognized up to 90 days after initial discovery.

•                                        Effective October 1, 2002, we began recognizing principal charge-offs no later than the last day of the calendar month in which the related account becomes 180 days contractually past due, instead of on the day the account becomes 180 days past due.

•                                        We are changing our policies for recognizing charge-offs for accounts of deceased customers, including customers who have activated Credit Protection.  Beginning with verifications of death received in November 2002, we are recognizing the charge-off within 60 days after verification of death.  For verifications received prior to November 2002, we will be recognizing the charge-offs during the remainder of 2002 and the first quarter of 2003, in no event later than the month in which the account becomes 180 days past due.

Although the changes to the timing of charge-off recognition may modestly affect the level of charge-offs, and the changes to procedures for fraud investigation may modestly affect fraud loss levels, we do not currently expect the impact of these changes on our financial results to be material.  We do expect these changes to result in operational expense reductions and performance improvements over the long term.  Our continued review of risk management and collections operations could lead to further modifications in the future.  For example, we are contemplating a modification to our loan re-aging policy to permit re-aging of eligible accounts once in any 12-month period (but not more than twice in 60 months), as opposed to our current policy of re-aging no more than once in any 30-month period.

Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date.  The 30+ day delinquency rate on reported loans was 8.14% as of September 30, 2002, compared to 7.29% as of June 30, 2002 and 9.11% as of September 30, 2001.  The increase from June 30, 2002 to September 30, 2002 reflects increases in delinquent balances during the quarter due primarily to economic and seasonal trends.  The decrease in the reported delinquency rate year over year is primarily the result of an increase in the estimate of uncollectible finance charges and fees subsequent to September 30, 2001.

The 30+ day delinquency rate on managed loans was 11.23% as of September 30, 2002, compared to 8.81% as of December 31, 2001 and 8.71% as of September 30, 2001. In addition to overall loan seasoning and a decline in the economy, the increase in managed delinquency rates reflect the deterioration of the credit quality of our loan portfolio and the sale of our interests in the Providian Master Trust, which increased the percentage of our customers in the standard and middle market segments.

The following table presents the delinquency trends of our reported and managed consumer loan portfolios as of September 30, 2002 and 2001:

	September 30,
	2002		2001
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans

Reported
Loans outstanding(1)	$8,185,724	100.00%	$13,731,841	100.00%
Loans delinquent
30 – 59 days	$243,298	2.97%	$406,229	2.96%
60 – 89 days	166,733	2.04%	306,442	2.23%
90 or more days	256,676	3.13%	538,787	3.92%
Total	$666,707	8.14%	$1,251,458	9.11%

Managed
Loans outstanding(1)	$19,440,870	100.00%	$31,672,022	100.00%
Loans delinquent
30 – 59 days	$676,255	3.48%	$854,718	2.70%
60 – 89 days	502,445	2.58%	634,758	2.00%
90 or more days	1,004,435	5.17%	1,268,485	4.01%
Total	$2,183,135	11.23%	$2,757,961	8.71%

(1)          Loans outstanding include loans held for sale at par, and exclude SFAS No. 133 market value adjustments.

Net Credit Losses. Net credit losses for consumer loans represent the principal amount of losses from customers who have not paid their existing loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries (i.e., collections on previously charged off accounts and the proceeds from the sale of charged-off receivables). The principal amounts of such losses include cash advances, purchases, and certain financed cardholder service product sales, and exclude accrued finance charge income, fee income, and fraud losses. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 60 days or a shorter period, depending on the amount (up to 90 days, beginning in the fourth quarter of 2002). See “—Asset Quality” for a discussion of changes in fraud loss recognition beginning in the fourth quarter of 2002.

The reported net credit loss rate was 13.38% for the three months ended September 30, 2002, compared to 10.47% for the same period in 2001. The managed net credit loss rate was 16.71% for the three months ended September 30, 2002, compared to 10.43% for the same period in 2001. The loss rate in September 2002 was negatively impacted by a temporary suspension in the sale of charged-off assets; the loss rate in October 2002 is expected to decline as sales of charged-off assets resumed.  We believe that losses will remain relatively high throughout the remainder of 2002 and the first quarter of 2003.

The following table presents our net credit losses for consumer loans for the periods indicated and is presented both on a financial statement reporting basis and a managed portfolio basis:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002(1)	2001
Reported
Average loans outstanding	$7,305,075	$14,365,767	$9,354,255	$14,213,248

Net credit losses	$244,429	$376,194	$926,882	$1,085,991
Net credit losses as a percentage of average loans outstanding	13.38%	10.47%	13.21%	10.19%

Managed
Average loans outstanding	$19,236,750	$30,822,403	$22,429,113	$29,066,081

Net credit losses	$803,739	$803,753	$2,686,732	$2,196,815

Net credit losses as a percentage of average loans outstanding	16.71%	10.43%	15.97%	10.08%

(1)          Average loans outstanding and net credit losses for the nine months ended September 30, 2002 included the higher risk loan portfolio balances at par and related credit losses through March 31, 2002.  On March 31, 2002, the higher risk asset portfolio was transferred to loans held for sale and recorded at fair value.

Allowance and Provision for Credit Losses.  We maintain our allowance for credit losses at a level estimated to be adequate to absorb future principal charge–offs, net of recoveries, inherent in the existing reported loan portfolio.  The allowance for credit losses is maintained for reported loans only (see “—Managed Consumer Loan Portfolio and the Impact of Securitization”). Accordingly, the entire allowance is allocated to designated portfolios or pools of our reported loans.

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

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$1,224,901	$1,507,118	$1,932,833	$1,436,004
Provision for credit losses	192,366	549,923	764,600	1,330,834
Fair value adjustment – loans available for sale	—	—	388,230	—
Credit losses	(278,437)	(408,918)	(1,035,763)	(1,191,567)
Recoveries	34,008	32,724	108,881	105,572
Transfer of loans to available for sale	—	—	(985,943)	—
Other	—	—	—	4
Balance at end of period	$1,172,838	$1,680,847	$1,172,838	$1,680,847

Allowance for credit losses to loans at period-end			15.26%	12.24%

Reported loan balance(1)	$7,685,724	$13,731,841	$7,685,724	$13,731,841

(1) Loan balances exclude SFAS No. 133 market value adjustments of $12 million and $32 million for 2002 and 2001, respectively.  The 2002 loan balance excludes loans held for sale of $500 million.

The allowance for credit losses was $1.17 billion, or 15.26% of reported loans, as of September 30, 2002, a decrease from $1.93 billion, or 16.76% of reported loans, as of December 31, 2001 and a decrease on a dollar basis from $1.68 billion and an increase on a percentage basis from 12.24% of reported loans as of September 30, 2001. The year over year increase in the allowance for credit losses as a percentage of reported loans reflects the expected trend in credit losses after adjusting our loan mix for the sales of our interests in the Providian Master Trust and the higher risk asset portfolio. The overall decrease in the allowance for credit losses as a dollar amount reflects the sale of our interests in the Providian Master Trust and the transfer to loans held for sale, and the subsequent sale, of the higher risk asset portfolio, which resulted in a decrease of $66.6 million in the allowance for credit losses (see “—Risk Adjusted Return and Revenue”). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effects of our middle and prime marketing strategy, the amount of the allowance and the ratio of the allowance for credit losses to loans may be adjusted.

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

Our current long-term senior debt ratings are as follows:

	Standard & Poors(1)	Moody’s Investors Service(1)	FitchRatings(1)

Providian Financial Corporation	B	B2	B

Providian National Bank	BB-	Ba3	B+

(1)     Stable outlook.

During the third quarter of 2002, our liquidity position (cash and cash equivalents, federal funds sold and securities purchased under resale agreements, and available-for-sale investment securities) decreased by approximately $1.59 billion from the second quarter of 2002 to end the third quarter at $6.27 billion. This decrease was primarily attributable to a reduction in deposits of approximately $800 million, consistent with our goal of reducing reliance on insured deposits as a source of funding, as set forth in our Capital Plan, and to the scheduled amortization of maturing securitizations of $985 million, offset by loan attrition of approximately $145 million.

In addition, under the capital assurances and liquidity maintenance agreements we entered into with our banking subsidiaries, which we described in our 2001 Annual Shareholders Report, we have agreed to provide liquidity support to them. Our agreements with the banks to provide capital and liquidity support exempt certain near-term cash obligations of the parent, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the Providian Capital I 9.525% capital securities. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from our obligations under the agreements.

Funding Sources and Maturities.  We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products. Among the products we have historically used are direct and brokered deposits, money market accounts, asset–backed securities, term federal funds, and debt issuances. Distribution channels for these products include direct phone and mail, brokerage and investment banking relationships, and the Internet.

We offer maturity terms for our funding products that range up to 30 years. Actual maturity distributions depend on several factors, including expected asset duration, investor demand, relative costs, shape of the yield curve, and anticipated issuances in the securitization and capital markets. We seek to maintain a balanced distribution of maturities and avoid undue concentration in any one period. We monitor existing funding maturities and loan growth projections to prudently manage liquidity levels.

Given the downgrades in our credit ratings and deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset–backed securities has been adversely impacted and our cost of funds has risen relative to our historical levels.

For the remainder of the year (October 1, 2002 through December 31, 2002), we have funding requirements for maturing deposits of $1.1 billion, maturing securitizations of $1.0 billion, and no debt maturities. We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, and new deposits.

Deposits.  Deposits decreased to $13.11 billion as of September 30, 2002 from $15.32 billion as of December 31, 2001. The decrease in deposits during the first nine months of 2002 is primarily due to maturities of brokered deposits that were not replaced. Our ability to attract retail deposits through the broker channel diminished after our third quarter 2001 earnings announcement. While still providing a substantial source of funding, we anticipate that during the remainder of 2002, and consistent with the Capital Plan, deposit issuances will be at lower levels than those we have experienced historically. We did not offer new brokered deposits during the period from January through April 2002, and from May 1, 2002 through September 30, 2002, raised $104 million in brokered deposits. During the remainder of 2002, we expect to raise modest amounts of new brokered deposits while continuing to reduce our overall reliance on deposit funding.

The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits:

	September 30, 2002			December 31, 2001
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits

Three months or less	$661,339	$463,798	$1,125,137	$672,361	$961,046	$1,633,407
Over three months through twelve months(1)	1,299,564	1,237,135	$2,536,699	1,935,051	1,281,858	$3,216,909
Over one year through five years	2,442,936	4,404,185	$6,847,121	2,265,691	5,399,250	$7,664,941
Over five years	38,067	1,530,693	$1,568,760	29,433	1,687,232	$1,716,665
Deposits without contractual maturity	1,032,483	—	$1,032,483	1,086,204	39	$1,086,243
Total Deposits	$5,474,389	$7,635,811	$13,110,200	$5,988,740	$9,329,425	$15,318,165

(1)                                  Maturities of deposits over three months through twelve months by quarter is as follows: first quarter 2003: $1.17 billion; second quarter 2003: $617.6 million; third quarter 2003: $746.2 million.

As of September 30, 2002, capital ratios for both PNB and PB were both above the “well capitalized” levels on a Call Report basis, and we have maintained those levels since March 31, 2002.  Accordingly, the restrictions on deposit taking activities described below do not currently apply to PNB and will not apply to either PNB or PB so long as they remain “well capitalized” on a Call Report basis.

As of December 31, 2001, capital ratios for PNB were below the “well capitalized” levels as reported on its Call Report. PNB was only “adequately capitalized” and was therefore subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and was restricted from taking brokered deposits without a waiver from the FDIC.  PNB applied for and received the required waiver.  As of December 31, 2001, capital ratios for PB were above the “well capitalized” levels on a Call Report basis and PB was therefore not subject to such restrictions regarding deposit rates and brokered deposits.  See “—Our Capital Plan and Other Regulatory Matters,” “—Supervision and Regulation Generally—Federal Deposit Insurance Corporation Improvement Act of 1991” in our 2001 Annual Shareholders Report and “—Capital Adequacy” herein

Securitizations.  We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital.  Our securitizations have a widely dispersed range of maturity terms.  During the third quarter of 2002, we issued no new securitizations.  In October 2002, we completed a $500 million funding of a conduit securitization in our Gateway Master Trust.  The loans securitized in this transaction are reflected on our balance sheet for the period ending September 30, 2002 as loans held for securitization or sale.  We are working to expand this facility to an aggregate amount of $1.5 billion to $2.0 billion and to fund additional tranches in December 2002 and the first quarter of 2003.

Securitizations may utilize commercial paper based conduit and other variable funding facilities that allow the funded amount to fluctuate.  Conduit and other variable funding facilities are generally renewable annually if the relevant conditions for such renewal are satisfied.  Securitized funding under these facilities totaled $2.32 billion and $4.12 billion as of September 30, 2002 and 2001. The following table presents the amounts of these conduit and variable funding facilities expected to amortize or otherwise become payable, based on current projections and the amounts outstanding as of September 30, 2002, during the following quarters if the facilities are not renewed:

During the Quarter Ending	Amount (dollars in millions)
December 31, 2002	$764
March 31, 2003	1,286
June 30, 2003	271
September 30, 2003	—
December 31, 2003	—

Term securitizations are issued with expected maturities of one year or more.  Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of September 30, 2002:

Year	Amount Amortizing (dollars in millions)
2002	$228
2003(1)	703
2004	1,914
2005	1,925
2006	943
2007	565
2008	224

(1) Amount amortizing during:  first quarter 2003: $0; second quarter 2003: $19; third quarter 2003: $556; fourth quarter 2003: $128.

Given the deterioration in our financial performance and liquidity position since our third quarter 2001 earnings announcement, there has been increased pressure on our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities as existing funding amortizes.

Unsecured Funding Facilities.  The following table shows our unsecured funding facilities and corresponding outstanding amounts as of September 30, 2002:

	September 30, 2002
(dollars in thousands)	Effective/ Issue Date	Facility Amount(1)	Outstanding	Maturity
Senior and subordinated bank note program(2)	2/98	$2,970,000	$200,347	Various
Providian Financial shelf registration(3)	6/98	1,197,145	764,252	Various
Capital Securities	2/97	—	104,332	2/27

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

Investments.  We maintain short-term liquidity through interest earning deposits with other banks, federal funds sold, money market mutual funds, securities purchased under resale agreements and similar arrangements, and other cash equivalents.  We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper.  Investment securities increased to $1.72 billion as of September 30, 2002 from $1.32 billion as of December 31, 2001.  Federal funds sold and securities purchased under resale agreements or similar arrangements increased to $4.14 billion as of September 30, 2002 from $1.61 billion as of December 31, 2001.

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

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2/Total risk-based assets)	≥ 10%	≥ 8% < 10%
Tier 1	Tier 1/Total risk-based assets	≥ 6%	≥ 4% < 6%
Leverage	Tier 1/Adjusted average assets	≥ 5%	≥ 4% < 5%

See “Our Capital Plan and Other Regulatory Matters” and “Our Capital Plan and Other Regulatory Matters—Capital Requirements” in our 2001 Annual Shareholders Report.  As of September 30, 2002, our banking subsidiaries’ capital ratios, as reported on their Call Reports, were as follows:

Capital Ratios

(Call Report Basis)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	16.82%	15.92%
Tier 1	14.86%	14.43%
Leverage	16.63%	7.18%

Pursuant to the Capital Plan, our capital is also evaluated under the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”). Application of the Subprime Guidance in the Capital Plan results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. Under the methodology utilized under the Capital Plan for determining risk weightings, our banking subsidiaries have segmented their standard and middle market loan portfolios into several categories differentiated by the banks’ internal credit scores and historical and projected dollar charge-off rates. As applied by the banks as of September 30, 2002, this methodology resulted in a weighted average risk weighting of approximately 171% against reported standard and middle segment loans of approximately $6.03 billion as of September 30, 2002. Managed loans outstanding to customers in the standard and middle segments totaled approximately $17.28 billion as of September 30, 2002. See “Our Capital Plan and Other Regulatory Matters” and “Our Capital Plan and Other Regulatory Matters—Capital Requirements” in our 2001 Annual Shareholders Report.

The resulting capital ratios, after applying the Subprime Guidance, as of September 30, 2002, were as follows:

Capital Ratios

(Applying Subprime Guidance)

Capital Ratio	Providian National Bank	Providian Bank
Total risk-based	12.31%	9.58%
Tier 1	10.71%	8.20%
Leverage	16.63%	7.18%

PNB individually, and PNB and PB, on a combined basis, have met the commitment in the Capital Plan to achieve, by March 31, 2002, a total risk-based capital ratio of at least 8% after applying the Subprime Guidance risk weightings. PNB and PB, on a combined basis, have committed to achieve, by June 30, 2003, a total risk-based capital ratio of at least 10% after applying the Subprime Guidance risk weightings.  As of September 30, 2002, PNB and PB, individually and on a combined basis, had total risk-based capital ratios exceeding 8% after applying the Subprime Guidance risk weightings.  Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of other residual assets related to our securitization activity.  Growth in on-balance sheet receivables, combined with the growth in spread accounts and other subordinated retained interests relating to our securitizations, may result in the fluctuation of the banks’ total risk-based capital ratios, as reported in their Call Reports and total risk-based capital ratios after applying the Subprime Guidance.  In addition, the outcome of discussions with our regulators concerning capital treatment of the AIR advisory (see “ — Capital Plan and Related Matters”) may affect future capital ratios.  However, with the completion of our asset dispositions and the implementation of other strategic initiatives, as well as the generation of internal capital through the recognition of net income, and subject to the ongoing review and update of our Capital Plan (see “Our Capital Plan and Other Regulatory Matters” in our 2001 Annual Shareholders Report), we expect that our banking subsidiaries will be able to achieve the capital goals in our Capital Plan as required.

The capital requirements and classifications of our banking subsidiaries are also subject to qualitative judgments by their regulators with respect to components, risk weightings, and other factors.  The banking regulators have the authority to require us to adhere to higher capital requirements.  This would necessitate increasing capital ratios by various means, including asset sales or equity issuances.  In addition, the strategic initiatives that we have taken, and any that we are in the process of taking or may take in the future, could have an impact on the capital requirements of our banking subsidiaries.

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

Specifically, the final rule amends the current capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips that exceeds 25% of Tier 1 capital (concentration limit); and requiring “dollar-for-dollar” risk based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement).  As of September 30, 2002, PNB’s interest-only strips represented 6.4% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips.

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

The following table presents the estimated effects of positive and negative parallel shifts in interest rates as calculated at September 30, 2002 using our interest rate risk model and takes into consideration our current hedging activity:

	Percentage Change In(1)
Change in Interest Rates (in basis points)	NII(2)	MVPE(3)
+200	1.8%	(0.6)%
Flat	0%	0%
-200	(1.5)%	0.1%

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

As part of our interest rate risk measurement process, we estimate the repricing sensitivity of our fixed rate credit card loans. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. In addition, the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. As of September 30, 2002, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The table above should be viewed as our estimate of the general effect of broad and sustained interest rate movements on our net income and portfolio value, calculated as of September 30, 2002.

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

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. At September 30, 2002, our foreign currency exposure has been reduced to small cash balances in British pounds sterling. The following table presents the notional amounts of interest rate swap and cap agreements in the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2002	2001	2002	2001

Interest Rate Swap Agreements
Beginning balance	$1,163,200	$1,990,476	$1,293,200	$1,375,476
Additions	—	633,000	—	1,815,500
Maturities	150,000	577,500	280,000	1,145,000
Ending balance	$1,013,200	$2,045,976	$1,013,200	$2,045,976

Interest Rate Cap Agreements
Beginning balance	$4,871	$10,306	$7,883	$13,625
Additions	—	—	—	—
Maturities	1,871	1,327	4,883	4,646
Ending balance	$3,000	$8,979	$3,000	$8,979

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

Cautionary Statement Regarding Forward–Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; product development; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; acquisitions; one-time charges; extraordinary items; the ability to attract and retain key personnel; the impact of existing, modified, or new strategic initiatives; and international factors. These and other risks and uncertainties are described in our annual report to shareholders included in Exhibit 13 of our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk Factors,” and are also described in other parts of our 2001 annual report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on any forward–looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the periodic reports it files under the Exchange Act is recorded, processed, summarized and reported in a timely manner, are effective based on such evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Following the Company’s third quarter earnings announcements in October 2001, a number of lawsuits were filed.  These include Rule 10b-5 securities class actions filed in the District Court for the Northern District of California against the Company and certain of its executive officers and/or directors.  These consolidated actions allege that the Company and certain of its officers made false and misleading statements concerning the Company’s operations and prospects for the second and third quarters of 2001, in violation of federal securities laws.  The actions  define the putative class as those persons or entities who acquired the Company’s stock between June 6 and October 18, 2001, and they seek damages, interest, costs and attorneys’ fees.  The Company’s motion to dismiss the actions was heard on June 21, 2002, and the parties are awaiting a ruling by the court.

In addition, two shareholder derivative actions dated December 2001 and January 2002 were filed in California state court in San Francisco.  These actions generally seek redress against the members of the Company’s board of directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract and violation of state insider trading law.  The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys’ fees and other relief.  The parties have agreed to temporarily suspend the proceedings in their cases.

Beginning in December 2001, several class action complaints were filed in the District Court for the Northern District of California against the Company and/or certain of its executive officers and directors regarding the Company’s 401(k) plan (the “Plan”).  The purported class  comprises all persons who were participants or beneficiaries of the Plan since July 17, 2001.  These consolidated actions  allege, among other things, that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by encouraging participants to invest in the Company’s common stock, and restricting sales of the common stock held under the Plan, at a time when the common stock was an unsuitable Plan investment.  The complaints seek compensatory and punitive damages, attorneys’ fees and other relief.  The Company’s motion to dismiss these actions was heard on October 11, 2002, and the parties are awaiting a ruling by the court.

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

In December 2000, the Company reached an agreement to settle state and federal lawsuits alleging unfair and deceptive business practices that had been filed against the Company and certain of its subsidiaries, beginning in May 1999, by current and former customers of the Company’s banking subsidiaries.  Under the settlement, the Company and certain of its subsidiaries, including Providian National Bank, agreed to make payments to customers, which resulted in a charge to the Company’s 2000 earnings, and agreed to injunctive relief incorporating the same business practice changes included in the Company’s settlements with the Comptroller, the San Francisco District Attorney and the California and Connecticut Attorneys General.  The lawsuits covered by the settlement consist of: a consolidated putative class action lawsuit (In re Providian Credit Card Litigation) (the “Consolidated Action”) that was filed in August 1999 in California state court in San Francisco against the Company, Providian National Bank, and certain other subsidiaries of the Company; similar actions filed in other California counties that were transferred to San Francisco County and coordinated with the Consolidated Action; and several putative class actions, containing substantially the same allegations as those alleged in the Consolidated Action, that were filed in federal courts (the”Multidistrict Action”) and transferred to the Eastern District of Pennsylvania.  The settlement received final state court approval in November 2001, and the Multidistrict Action was dismissed on March 14, 2002.  Approximately 6,400 class members opted out of participation in the settlement, approximately 1,500 of whom have filed individual actions against the Company.

Another purported class action, containing substantially similar claims as those alleged in the Consolidated Action, was proceeding in state court in Bullock County, Alabama. After a class was certified by the trial court, the Alabama Supreme Court decertified the class on appeal.

In February 2002, the Company agreed to settle a putative class action (In re Providian Securities Litigation), which was a consolidation of complaints filed in the United States District Court for the Eastern District of New York in June 1999 and transferred to the Eastern District of Pennsylvania.  The complaints alleged, in general, that the Company and certain of its executive officers made false and misleading statements in violation of the federal securities laws concerning its future prospects and financial results and sought damages in an unspecified amount, in addition to pre-judgment and post-judgment interest, costs and attorneys’ fees.  The settlement class acquired the Company’s stock between January 15, 1999 and May 26, 1999.  The settlement, which was approved by the court, totaled $38 million and was funded by the Company’s insurance carriers.

Two shareholder derivative actions were filed in June and July 2000 in California state court in San Francisco and, in December 2000, a shareholder derivative lawsuit was filed in Delaware state court.  These actions seek redress against the members of the Company’s board of directors and certain executive officers and allege breach of fiduciary duty and corporate waste arising out of alleged unfair business practices similar to the ones that were at issue in the Multidistrict Action and the Consolidated Action. An agreement to settle these actions received court approval on October 23, 2002.  The settlement requires the Company to adopt certain corporate governance measures and includes a payment of $1.75 million in attorneys’ fees, which will be funded by the Company’s insurers.

In February 2001, the Company was named as a defendant in a consumer class action suit entitled Ross v. VISA, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against VISA, MasterCard and a number of credit card issuing banks.  The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act.  A number of similar lawsuits have since been filed in California and New York.  In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York.  In January 2001, plaintiffs filed an amended consolidated complaint.  On March 21, 2002, the Company moved to dismiss the amended consolidated complaint.  The parties are awaiting a ruling by the court.

On July 3, 2002, a state court class action complaint was filed against the Company alleging that the Company’s Paid-Time-Off (“PTO”) plan violates California Labor Code section 227.3 because the Company caps the payout of PTO benefits for terminated employees at forty (40) hours.  The Company removed the case to federal court on the grounds that federal ERISA law governs the PTO plan and therefore pre-empts California law. Plaintiffs intend to file a motion to remand after discovery relating to jurisdiction is complete.

The Company continues to engage in discussions with its former Cheif Executive Officer, Shailesh Mehta, concerning severance and other benefits alleged to be due under Mr. Mehta’s employment agreement in connection with the termination of his employment in November 2001, subject to applicable regulatory constraints.  During the third quarter of 2002, Mr. Mehta filed a claim in arbitration seeking damages for breach of his employment agreement.  There have been no proceedings with respect to the claim since it was filed.  In the meantime, the Company is continuing to negotiate the extent of the obligations of the Company to Mr. Mehta.

In addition, the Company is commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of its activities.  An informed assessment of the ultimate outcome or potential liability associated with the Company’s pending lawsuits and other potential claims that could arise is not feasible at this time.

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

Item 5.  Other Information.

Pre-Approval of Non-Audit Services:

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, in October 2002 the Audit and Compliance Committee of our Board of Directors pre-approved the engagement of our audit firm, Ernst & Young LLP, to perform certain non-audit, tax-related services.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 99.1	Certification of Periodic Report

Exhibit 99.2	Certification of Periodic Report

(b)           Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the third quarter of 2002:

The Company filed a report on Form 8-K (dated July 9, 2002) on July 10, 2002 with respect to the completion on June 25, 2002 of the structured sale of a portfolio of higher risk credit card receivables, which was effected through PACCT, LLC, a limited liability company subsidiary of Providian National Bank.

The Company filed a report on Form 8-K (dated July 15, 2002) on July 15, 2002 with respect to its managed net credit loss rate for the month ended June 30, 2002 and its 30+ day managed delinquency rate as of June 30, 2002.

The Company filed a report on Form 8-K (dated August 14, 2002) on August 14, 2002, attaching copies of the sworn statement by each of the Principal Executive Officer, Joseph Saunders, and Principal Financial Officer, Anthony F. Vuoto, of the Company submitted on August 14, 2002 to the Securities Exchange Commission pursuant to Securities and Exchange Commission Order No. 4-460.

The Company filed a report on Form 8-K (dated August 15, 2002) on August 15, 2002 with respect to its managed net credit loss rate for the month ended July 31, 2002 and its 30+ day managed delinquency rate as of July 31, 2002.

The Company filed a report on Form 8-K (dated September 16, 2002) on September 17, 2002 with respect to its managed net credit loss rate for the month ended August  31, 2002 and its 30+ day managed delinquency rate as of August 31, 2002, including results from both reported and securitized loans, including loans securitized in the Providian Gateway Master Trust.

(e)           Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Nine Months Ended September 30 2002

		Year Ended December 31
		2001	2000	1999	1998	1997

Earnings to Fixed Charges
Excluding interest on deposits	4.18	3.68	14.91	10.05	10.88	14.20
Including interest on deposits	1.29	1.24	2.27	3.03	2.93	2.66

Earnings to Combined Fixed Charges and
Preferred Stock(1)
Excluding interest on deposits	4.18	3.68	14.91	10.05	10.88	13.28
Including interest on deposits	1.29	1.24	2.27	3.03	2.93	2.63

(1)  Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

Date: November 14, 2002	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: November 14, 2002	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

CERTIFICATION

I, Joseph Saunders, the President and Chief Executive Officer of Providian Financial Corporation (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joseph Saunders
Joseph Saunders
President and Chief Executive Officer

CERTIFICATION

I, Anthony F. Vuoto, the Chief Financial Officer of Providian Financial Corporation (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony F. Vuoto
Anthony F. Vuoto
Chief Financial Officer