Form 10-K
period 2002-12-31
PROVIDIAN FINANCIAL CORP
filed 2003-03-31
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
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

        Yes  ☒        No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes  ☒        No  ☐

        As of March 3, 2003, 289,986,062 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,718,474,346, calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange as of that date. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2003 (filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

PROVIDIAN FINANCIAL CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        Information concerning the general development of the registrant's business is incorporated by reference to the information under the caption "Description of Our Business," on pages 2 to 6, and "Regulatory Matters," on pages 7 to 13, of the registrant's Annual Report to stockholders for the year ended December 31, 2002. Information concerning revenues for external customers, a measure of profit or loss and total assets for each of the last three years for each segment is incorporated by reference to the consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages F-1 through F-44 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. We also make written or oral forward-looking statements in our periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of the registrant and its subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way the registrant is perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to the registrant, including restrictions and/or limitations relating to the registrant's minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described under the heading "Risk Factors" in the registrant's Annual Report to stockholders for the year ended December 31, 2002, which "Risk Factors" are hereby incorporated by reference, and are also described in other parts of such Annual Report, including "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The registrant undertakes no obligation to update any forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and information regarding their positions and business experiences are as follows:

Joseph W. Saunders Age: 57	President and Chief Executive Officer since November 2001. Mr. Saunders was Chairman and Chief Executive Officer of Fleet Credit Card LLC from 1997 to November 2001. Prior to that, he was head of the credit card operations at Household Credit Services and held various executive positions at Household International, Inc. over a 12-year period.
Chaomei Chen Age: 44
Vice Chairman, Credit and Collections, since August 2002. From June 1998 to August 2002, Ms. Chen was Executive Vice President at Fleet Credit Card Services, responsible for credit risk management, credit policy, collections, and fraud operations; and from May 1996 to June 1998, she was Senior Vice President at PNC National Bank in Delaware, responsible for risk management, credit policy, and credit operations.
Susan Gleason Age: 55
Vice Chairman, Operations and Systems, since January 2002. Ms. Gleason was Executive Vice President, Operations and Information Technology at Fleet Credit Card Services from 1998 to January 2002. From 1985 to 1998, she held various executive positions at Household Credit Services, with responsibility in the areas of operations, information technology, human relations, facilities and security.
Richard A. Leweke Age: 49
Vice Chairman and Chief Human Resources Officer since March 2003. From January 2003 to March 2003, Mr. Leweke was Executive Vice President, Compensation and Benefits. Prior to joining Providian, he spent 11 years at California Federal Bank, where he served in a number of capacities, most recently as Executive Vice President, Director, Human Resources and Administrative Services, from 1997 to January 2003.
Ellen Richey Age: 54
Vice Chairman, Enterprise Risk Management, General Counsel and Secretary since March 2003. Ms. Richey has been a Vice Chairman since October 1999 and General Counsel and Secretary since January 1995. Ms. Richey was Executive Vice President from June 1997 to October 1999 and Senior Vice President from January 1995 to June 1997.
Anthony Vuoto Age: 51
Vice Chairman and Chief Financial Officer since April 2002. From April 2001 to April 2002, Mr. Vuoto was an independent consultant, and from February 2000 to April 2001, he was President and Chief Operating Officer, First USA Bank. From August 1999 to February 2000, he was President, Bank One Consumer Lending Division. He was Director, Distribution and Sales at Citibank Germany from February 1998 to August 1999; and he was General Manager, Credit Cards, at Citibank Germany from February 1996 to February 1998.
Warren Wilcox Age: 45
Vice Chairman, Marketing and Strategic Planning since January 2002. From 1998 to 2001, Mr. Wilcox was Executive Vice President, Planning and Development at Fleet Credit Card Services. From 1994 to 1998, he was Executive Director, Planning and Marketing at Household Credit Services. From 1993 to 1994, Mr. Wilcox was an executive at Fair, Isaacs, & Co. with responsibilities in certain new business development activities.

ITEM 2.    PROPERTIES

        Information concerning the registrant's properties is incorporated by reference to the information under the caption "Properties," on page 24 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 3.    LEGAL PROCEEDINGS

        Information concerning material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject is incorporated by reference to the information under the caption "Legal Proceedings," on pages 25 to 26 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 28 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 6.    SELECTED FINANCIAL DATA

        Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on page 29 to 30 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 31 through 63 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Interest Rate Sensitivity," on page 42 of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on pages F-3 and F-4; "Consolidated Statements of Cash Flows," on page F-5; "Notes to Consolidated Financial Statements," on pages F-6 through F-44; "Report of Independent

Auditors," on page F-46; and "Quarterly and Common Stock Data," on page 27; of the registrant's Annual Report to stockholders for the year ended December 31, 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning executive officers of the Company may be found in Item 1 of this Annual Report on Form 10-K.

        Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation and Certain Transactions" and "Human Resources and Compensation Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

        This table provides certain information as of December 31, 2002 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	19,148,738	$24.99	13,641,923	*
Equity compensation plans not approved by security holders	3,840,855	$32.08	4,752,328

Total	22,989,593	$26.18	18,394,251

*
The shares available for future issuance as of December 31, 2002 consisted of the following:
•
11,997,714 shares were available for issuance pursuant to stock option awards that could be granted in the future under the 2000 Stock Incentive Plan. A maximum of 4,702,426 of such shares was available for issuance pursuant to future restricted stock or nonrestricted stock awards.
•
1,644,209 shares were available for future issuance under the Employee Stock Purchase Plan.

        The material terms of each compensation plan under which equity securities of the registrant are authorized for issuance that was adopted without the approval of security holders are described in Note 21 to Consolidated Financial Statements in the registrant's Annual Report to stockholders for the year ended December 31, 2002, which is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference to the information under the captions "Related Transactions" and "Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the periodic reports it files under the Exchange Act is recorded, processed, summarized and reported in a timely manner, are effective based on such evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

APPROVAL OF NON-AUDIT SERVICES:

        In accordance with Section 10A(i) of the Securities Exchange Act of 1934, in January 2003 the Audit and Compliance Committee of our Board of Directors pre-approved the engagement of our audit firm, Ernst & Young LLP, to perform certain services pertaining to expatriate taxes, and in March 2003 the Audit and Compliance Committee pre-approved the engagement of Ernst & Young LLP to perform certain services related to documentation and project assistance in connection with management assessment of internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages F-1 through F-46 of the registrant's Annual Report to stockholders for the year ended December 31, 2002, are incorporated by reference herein.
Page

	Consolidated Statements of Financial Condition December 31, 2002 and 2001	F-1
	Consolidated Statements of Income Years Ended December 31, 2002, 2001 and 2000	F-2
	Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2002, 2001 and 2000	F-3 to F-4
	Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000	F-5
	Notes to Consolidated Financial Statements	F-6 to F-44
	Report of Independent Auditors	F-46
(a)(2)	Financial Statement Schedules
None.
(a)(3)	List and Index of Exhibits

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
3.1
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10 -Q for the quarter ended June 30, 1997), as amended by Certificate of Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999).

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

10.9*
Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999), as supplemented and amended by UK Sub-Plan and First Amendment as adopted on June 29, 1999 and as amended by Amendment No. 2 dated September 27, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
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
10.15
Written Agreement between Providian Bank and the Federal Deposit Insurance Corporation, dated November 21, 2001 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8 -K filed November 29, 2001).
10.16
Written Agreement between Providian Bank and the Utah Commissioner of Financial Institutions, dated November 21, 2001 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed November 29, 2001).
10.17*
Executive Employment Agreement, dated as of November 25, 2001, between the Company and Joseph W. Saunders (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.18*
Form of Retention Bonus Agreement, as entered into between the Company and certain executive officers of the Company, and a schedule of the executive officers of the Company having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
11	Computation of Earnings Per Share (included in Exhibit 13).
12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13	Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2002.
21	Subsidiaries of the Company.

23	Consent of independent auditors.
99.1	Certification of Periodic Report
99.2	Certification of Periodic Report

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

(b)
Reports on Form 8-K

  The following reports were filed during the fourth quarter of 2002:

  The Company filed a report on Form 8-K (dated September 30, 2002) on October 15, 2002 with respect to the managed net credit loss rate for the month ended September 30, 2002 and the 30+ day managed delinquency rate as of September 30, 2002 for the Company and for the Providian Gateway Master Trust and with respect to the series-specific three-month average excess spreads for Providian Gateway Master Trust for the month ended September 30, 2002.

  The Company filed a report on Form 8-K (dated November 6, 2002) on November 8, 2002 with respect to the downgrade by Standard & Poor's of the rating of the Providian Gateway Master Trust Series 2000-D Class B Certificates from "A" to "A-".

  The Company filed a report on Form 8-K (dated October 31, 2002) on November 18, 2002 with respect to the managed net credit loss rate for the month ended October 31, 2002 and the 30+ day managed delinquency rate as of October 31, 2002 for the Company and for the Providian Gateway Master Trust and with respect to the series-specific three-month average excess spreads for Providian Gateway Master Trust for the month ended October 31, 2002.

  The Company filed a report on Form 8-K (dated December 6, 2002) on December 9, 2002 attaching a press release announcing an agreement to sell $750 million of three-year Series 2002-B floating rate class A asset backed certificates issued by the Providian Gateway Master Trust.

  The Company filed a report on Form 8-K (dated November 30, 2002) on December 16, 2002 with respect to the managed net credit loss rate for the month ended November 30, 2002 and the 30+ day managed delinquency rate as of November 30, 2002 for the Company and for the Providian Gateway Master Trust and with respect to the series-specific three-month average excess spreads for Providian Gateway Master Trust for the month ended November 30, 2002.

  The Company filed a report on Form 8-K (dated December 19, 2002) on December 20, 2002 attaching a press release announcing the completion of the sale of $750 million of three-year Series 2002-B floating rate class A asset backed certificates issued by the Providian Gateway Master Trust and the receipt of commitments for $1.15 billion of additional funding under Series 2002-A of the Providian Gateway Master Trust.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	PROVIDIAN FINANCIAL CORPORATION
	By:	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. SAUNDERS Joseph W. Saunders	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003
/s/ ANTHONY F. VUOTO Anthony F. Vuoto	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ DANIEL SANFORD Daniel Sanford	Executive Vice President and Controller (Principal Accounting Officer)	March 31, 2003
/s/ JAMES V. ELLIOTT James V. Elliott	Director	March 31, 2003
/s/ RICHARD D. FIELD Richard D. Field	Director	March 31, 2003
/s/ J. DAVID GRISSOM J. David Grissom	Director	March 31, 2003
/s/ ROBERT HIGGINS Robert Higgins	Director	March 31, 2003

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 31, 2003
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 31, 2003
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	Director	March 31, 2003
/s/ JANE A. TRUELOVE Jane A. Truelove	Director	March 31, 2003

CERTIFICATION

        I, Joseph W. Saunders, the President and Chief Executive Officer of Providian Financial Corporation (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31, 2003
	By:	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders President and Chief Executive Officer

CERTIFICATION

        I, Anthony F. Vuoto, the Chief Financial Officer of Providian Financial Corporation (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31, 2003
	By:	/s/ ANTHONY F. VUOTO Anthony F. Vuoto Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PROVIDIAN FINANCIAL CORPORATION 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
PART II
PART III
EQUITY COMPENSATION PLAN INFORMATION
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION