Form 10-Q
period 2003-03-31
PROVIDIAN FINANCIAL CORP
filed 2003-05-15
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒     No  ☐

As of April 30, 2003, there were 289,842,603 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$490,063	$344,277
Federal funds sold and securities purchased under resale agreements	4,226,000	3,601,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,850,059 at March 31, 2003 and $1,839,854 at December 31, 2002)	1,849,754	1,856,607
Loans receivable, less allowance for credit losses of $978,202 at March 31, 2003 and $1,012,461 at December 31, 2002	6,168,418	5,895,296
Premises and equipment, net	108,891	119,260
Interest receivable	58,408	60,841
Due from securitizations	3,015,631	3,723,382
Deferred taxes	425,949	487,529
Other assets	263,538	622,197
Total assets	$16,606,652	$16,710,389

Liabilities
Deposits:
Non-interest bearing	$47,896	$56,724
Interest bearing	12,544,817	12,651,591
	12,592,713	12,708,315

Short-term borrowings	108,722	91,560
Long-term borrowings	760,167	877,238
Deferred fee revenue	170,605	211,978
Accrued expenses and other liabilities	735,705	577,894
Total liabilities	14,367,912	14,466,985

Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Capital Securities)	104,332	104,332

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: March 31, 2003—290,715,884 shares; December 31, 2002— 290,880,218 shares)	2,907	2,909
Retained earnings	2,176,468	2,202,960
Cumulative other comprehensive income	(253)	9,888
Common stock held in treasury—at cost: (March 31, 2003—871,419 shares; December 31, 2002—1,498,398 shares)	(44,714)	(76,685)
Total shareholders’ equity	2,134,408	2,139,072
Total liabilities and shareholders’ equity	$16,606,652	$16,710,389

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2003	2002

Interest Income
Loans	$310,340	$488,085
Federal funds sold and securities purchased under resale agreements	9,826	5,609
Other	32,033	38,641
Total interest income	352,199	532,335

Interest Expense
Deposits	161,222	195,303
Borrowings	10,623	11,752
Total interest expense	171,845	207,055

Net interest income	180,354	325,280

Provision for credit losses	261,815	880,079

Net interest loss after provision for credit losses	(81,461)	(554,799)

Non-Interest Income
Servicing and securitizations	190,588	320,360
Credit product fee income	200,193	344,927
Other	26,757	447,893
	417,538	1,113,180
Non-Interest Expense
Salaries and employee benefits	96,975	165,018
Solicitation and advertising	65,378	108,682
Occupancy, furniture, and equipment	28,683	53,232
Data processing and communication	30,670	49,286
Other	106,602	170,866
	328,308	547,084
Income from continuing operations before income taxes	7,769	11,297
Income tax expense	3,069	4,462
Income from continuing operations	4,700	6,835
Income from discontinued operations (net of taxes)	—	3,184
Net Income	$4,700	$10,019

Earnings per common share-basic
Income from continuing operations	$0.02	$0.02
Income from discontinued operations-net of taxes	—	0.01
Net Income	$0.02	$0.03

Earnings per common share-assuming dilution
Income from continuing operations	$0.02	$0.02
Income from discontinued operations-net of taxes	—	0.01
Net Income	$0.02	$0.03

Weighted average common shares outstanding-basic (000)	286,187	283,893

Weighted average common shares outstanding-assuming dilution (000)	290,429	288,540

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held In Treasury	Total

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			10,019			10,019
Unrealized loss on securities, net of income tax benefit of $3,225				(4,939)		(4,939)
Foreign currency translation adjustments, net of income tax benefit of $16,597				(25,421)		(25,421)
Total comprehensive income						(20,341)

Purchase of 180,874 common shares for treasury					(719)	(719)
Exercise of stock options and other awards		(3,640)	3,662			22
Issuance of restricted and unrestricted stock less forfeited shares	42	14,092			(33)	14,101
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $6,120		(7,981)				(7,981)
Net tax effect from employee stock plans		(2,471)				(2,471)
Balance at March 31, 2002	$2,904	$—	$1,985,040	$(20,553)	$(77,269)	$1,890,122

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net Income			4,700			4,700
Unrealized loss on securities, net of income tax benefit of $6,621				(10,141)		(10,141)
Total comprehensive income						(5,441)

Purchase of 108,587 common shares for treasury					(649)	(649)
Exercise of stock options and other awards		30,458	(31,192)		931	197
Issuance of restricted and unrestricted stock less forfeited shares	(2)	(28,679)			31,689	3,008
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $1,981		(1,023)				(1,023)
Net tax effect from employee stock plans		(756)				(756)
Balance at March 31, 2003	$2,907	$—	$2,176,468	$(253)	$(44,714)	$2,134,408

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$4,700	$10,019
Income from discontinued operations	—	(3,184)
Income from continuing operations	4,700	6,835
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	261,815	880,079
Depreciation and amortization of premises and equipment	9,892	16,042
Amortization of net loan acquisition costs	11,138	13,148
Amortization of deferred compensation related to restricted and unrestricted stock	1,981	6,120
Decrease in deferred fee revenue	(41,373)	(73,344)
Decrease (increase) in deferred income tax benefit	68,201	(32,438)
Decrease in interest receivable	2,433	10,234
Gain from sale of interests in Providian Master Trust	—	(401,903)
Net decrease in other assets	339,897	98,407
Net increase in accrued expenses and other liabilities	140,201	44,178
Net cash provided by operating activities	798,885	567,358

Investing Activities
Net cash from loan originations and principal collections on loans receivable	385,312	(18,628)
Net decrease in securitized loans	(907,800)	(711,620)
Net proceeds from sale of Providian Master Trust	—	2,777,559
Decrease in due from securitizations	707,751	648,728
Purchases of available-for-sale investment securities	(890,859)	(919,174)
Proceeds from maturities and sales of available-for-sale investment securities	880,654	525,763
Increase in federal funds sold and securities purchased under resale agreements or similar arrangements	(625,000)	(1,924,500)
Net purchases of premises and equipment	(4,052)	(667)
Net cash (used) provided by investing activities	(453,994)	377,461

Financing Activities
Net decrease in deposits	(106,967)	(886,147)
Proceeds from issuance of term federal funds	—	200,000
Repayment of term federal funds	—	(200,000)
Repayment of short-term borrowings	(91,686)	(117,189)
Repayment of long-term borrowings	—	(4,970)
Purchase of treasury stock	(649)	(719)
Proceeds from exercise of stock options	197	22
Net cash used by financing activities	(199,105)	(1,009,003)
Net cash provided by discontinued operations	—	2,606
Net Increase (Decrease) in Cash and Cash Equivalents	145,786	(61,578)
Cash and cash equivalents at beginning of period	344,277	449,586
Cash and cash equivalents at end of period	$490,063	$388,008

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003 (unaudited)

Note 1.  Organization and Basis of Presentation

Providian Financial Corporation (the “Company”) is a corporation incorporated under the laws of Delaware. The Company’s wholly owned banking subsidiaries are Providian National Bank (“PNB”) and Providian Bank (“PB”). Through its banking subsidiaries, the Company offers credit card and deposit products throughout the United States. The Company markets consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

In November 2001, the Company announced that it would discontinue its operations in Argentina and the United Kingdom, and the Company sold those operations in 2002. Accordingly, the operations of the Company’s subsidiaries and branches in those locations are reflected as discontinued operations on the Company’s statements of income.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period presented have been included.  All such adjustments are of a normal, recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

Note 2.  Stock-Based Employee Compensation

The Company has elected to account for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, because the exercise price of the Company’s employee stock options is the fair market value of the underlying stock on the date of grant, the Company recognizes no compensation expense at the time of the grant. In addition, the Company does not recognize compensation expense for its employee stock purchase plan, since it qualifies as a non-compensatory plan under APB Opinion No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.’’ SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require disclosures in the notes to both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The stock-based compensation plan disclosures required by SFAS No. 123 and SFAS No. 148 are provided in this Note and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 in Note 21 to Consolidated Financial Statements.

The following table reflects, for the quarter ended March 31, 2003 and 2002, the stock-based employee compensation costs arising out of the restricted and unrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects compensation expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended March 31,
(dollars in thousands, except per share data)	2003	2002

Restricted and unrestricted stock amortization, net of taxes, included in net income, as reported	$1,199	$3,703
Net income, as reported	4,700	10,019
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net of taxes(1)	7,078	12,425
Pro forma net income	$(2,378)	$(2,406)
Net income per common share:
As reported-basic	$0.02	$0.03
As reported-assuming dilution	$0.02	$0.03
Net income per common share:
Pro forma-basic	$(0.01)	$(0.01)
Pro forma-assuming dilution	$(0.01)	$(0.01)

(1)

The pro forma stock-based compensation expense for the three months ended March 31, 2003 and 2002 includes the effect of an expense reduction for non-vested stock options that have been forfeited in the relevant period.

The fair value of the stock options granted by the Company was estimated at the grant date using the Black-Scholes modeling technique with the following assumptions: for grants during the quarter ended March 31, 2003, risk-free weighted average interest rate of 1.89%, no dividend yield, weighted average expected volatility of 93%, and expected stock option life of four years; and for grants during the quarter ended March 31, 2002, risk-free weighted average interest rate of 3.65%, no dividend yield, weighted average expected volatility of 90%, and expected stock option life of four years. Assumptions made for offerings under the Company’s 1997 Employee Stock Purchase Plan were, for the quarter ended March 31, 2003, risk-free weighted average interest rate of 1.26%, no dividend yield, weighted average expected volatility of 135%, and expected life of one year; and were, for the quarter ended March 31, 2002, risk-free weighted average interest rate of 2.16%, no dividend yield, weighted average expected volatility of 86%, and expected life of one year.

The weighted average fair values of the stock options granted by the Company during the first quarter of 2003 and 2002 were $3.92 and $2.95 per common share. The weighted average fair values of the offerings under the Company’s 1997 Employee Stock Purchase Plan for the quarters ended March 31, 2003 and 2002 were $3.74 and $1.55 per common share, respectively.  The exercise price of each stock option is the market price of the Company’s common stock on the date of the grant. Expiration dates range from August 4, 2003 to March 6, 2013 for options outstanding at March 31, 2003.

Note 3.  Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any. FIN 46 became effective upon its issuance for interests in a VIE acquired after January 31, 2003, and will become effective beginning in the third quarter of 2003 for VIEs acquired on or before February 1, 2003. Because the Company’s securitizations are structured as qualifying special purpose entities, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46, the Company’s securitization trusts are not required to be consolidated.

Since January 31, 2003, the Company has not acquired an interest in a VIE. The Company is currently evaluating VIEs acquired before February 1, 2003 to determine whether they meet the criteria for consolidation under FIN 46. The Company has identified one VIE that may require consolidation. This entity has assets of $10 million. Based on its preliminary evaluation, the Company does not expect FIN 46 to have a material impact on its consolidated financial statements.

Note 4.  Finance Charge and Fee Income Recognition

Beginning on January 1, 2002, the Company adopted a new methodology (the “suppression methodology”) for recognizing finance charge and fee income. Under the suppression methodology, finance charges and fees that would otherwise accrue on reported loans, but that the Company estimates will not be collected (the “suppressed amounts”), are not recognized as interest income, servicing and securitization income, or credit product fee income on the income statement and are not included in loans receivable, interest receivable, or due from securitizations on the balance sheet. In connection with its securitizations, the Company recognizes a portion of the interest and fee income relating to the securitized loans receivable in servicing and securitization income. Under the suppression methodology, the Company analyzes projected credit loss rates, delinquency status, and historical loss experience to estimate the suppressed amounts.

During the second quarter of 2002, due to continuing high levels of customer bankruptcies and the impact of such bankruptcies on the collectibility of finance charges and fees, the Company began to include in its estimate of uncollectible finance charges and fees an amount expected to charge off due to customer bankruptcies, regardless of delinquency status. The additional estimated amounts associated with customer bankruptcies were included in the suppressed amounts. Prior to the second quarter of 2002, the estimates focused on delinquency roll rates (the percentage of customers whose delinquency status worsens from month to month) and the Company did not include separate amounts for loans expected to charge off due to bankruptcy.

When the principal amount of a loan is charged off, the accrued finance charges and fees included in the loan balance are reversed against previously recognized suppressed amounts and income. During the first quarter of 2003 and 2002, the impact on the Company's reported finance charge and fee income and servicing and securitization income of suppressing estimated uncollectible finance charges and fees and the difference between estimated uncollectible and actual uncollectible amounts during the quarter was as follows:

Estimated Uncollectible and Uncollected Finance Charges and Fees

	Three months ended March 31,
(dollars in millions)	2003	2002

Finance charges	$46.8	$75.6
Fees	59.0	122.0
Servicing and securitization	141.2	159.0
Total	$247.0	$356.6

In the fourth quarter of 2002, the Company adopted regulatory guidance provided by the federal banking agencies (the “AIR guidance”) under which it treats only principal receivables as being removed from its balance sheet when the Company securitizes its loans receivable. At the time of the securitization, the outstanding accrued finance charges and fees that are allocated to the certificateholders’ interests is classified as an accrued interest receivable asset, or “AIR.” Finance charge and fee suppressions related to the AIR of $183.8 million at March 31, 2003 and $217.9 million at December 31, 2002 are reflected in due from securitizations on the balance sheet.

Note 5.  Investment Securities

Summary of Investment Securities

	March 31, 2003				December 31, 2002
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value

Investment Securities Available-for-Sale
United States Treasury and Federal agency bonds	$521,945	$—	$1,471	$520,474	$622,144	$622,081
Mortgage-backed securities	1,172,362	853	336	1,172,879	974,002	982,023
Equity securities	25,420	—	—	25,420	25,420	25,420
Other	130,332	662	13	130,981	218,288	227,083
Total securities available-for-sale	$1,850,059	$1,515	$1,820	$1,849,754	$1,839,854	$1,856,607

During the quarter ended March 31, 2003, the Company sold investment securities with an amortized cost of $300.6 million at a gross realized gain of $9.6 million. No investment securities were sold during the quarter ended March 31, 2002. The Company calculates realized gains and losses using the specific identification method. There were no investment securities pledged by the Company at March 31, 2003 or December 31, 2002.

Note 6.  Loans Receivable and Allowance for Credit Losses

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collection procedures.  At March 31, 2003, the Company had no significant regional domestic or foreign concentrations of credit risk.

The activity in the allowance for credit losses for the three months ended March 31, 2003 and 2002 is as follows:

Changes in the Allowance for Credit Losses

	Three months ended March 31,
(dollars in thousands)	2003	2002
Balance at beginning of period	$1,012,461	$1,932,833
Provision for credit losses	261,815	491,849
Fair value adjustment - loans available-for-sale	—	388,230
Credit losses	(341,338)	(451,030)
Recoveries	45,264	37,795
Credit losses on higher risk loans sold	—	(985,943)
Balance at end of period	$978,202	$1,413,734

At March 31, 2002, the Company reported $2.65 billion of higher risk loans, at fair value, as loans held for securitization or sale, after reducing the net book value of the loans to fair value by adding $388.2 million to the allowance for credit losses related to these loans. The loan balances and related allowance of $985.9 million were then transferred to loans held for securitization or sale, resulting in a new cost basis for the loans, until they were sold in June 2002.

Note 7.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements. During the first quarter of 2003 and 2002, the Company securitized $1.09 billion and $257.7 million of loans receivable. The Company recognized net losses of $16.2 million and $6.5 million in the first quarter of 2003 and 2002 from the initial sale to third party investors and the recognition of retained interests on securitizations. After the initial sale, the Company’s securitizations impact its earnings through changes in the fair values of its retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strip receivable. In addition to the initial losses on securitization and the subsequent impact of changes in the fair value of retained interests, securitization activity during the first quarter of 2003 impacted earnings through an increase to the allowance for credit losses reflecting the increase in loans receivable that resulted from the amortization of certain securitizations, partially offset by a decrease to the allowance resulting from new securitizations during the quarter.

The total amount of securitized loans as of March 31, 2003 and December 31, 2002 was $10.98 billion and $12.33 billion. Due from securitizations was $3.02 billion as of March 31, 2003, and $3.72 billion as of December 31, 2002. At March 31, 2003 and December 31, 2002, the primary components of due from securitizations were retained subordinated certificateholders’ interests, which were $1.67 billion and $2.06 billion; interest-only strips receivable, which were $277.5 million and $257.4 million; and spread accounts, which were $475.2 million and $467.0 million. After adopting the AIR guidance in the fourth quarter of 2002, the Company included an AIR of $417.5 million and $488.1 million in due from securitizations at March 31, 2003 and December 31, 2002.

The retained subordinated certificateholders’ interests represent debt securities and are classified as trading securities. They are reported at fair value under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are included on the Company’s balance sheet in due from securitizations. The retained subordinated certificateholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid upon the maturity of the securitization transaction. Upon origination of a securitization, the Company recognizes these assets at their allocated carrying value in accordance with SFAS No. 140. The allocated carrying value is less than the face value of the certificate, and the difference is recorded as a reduction to servicing and securitization income. At the same time, the Company recognizes the fair value of these assets. The Company determines fair value through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

Adjustments to record the allocated carrying value of new retained subordinated certificateholders’ interests during the first quarter of 2003 and 2002 reduced reported servicing and securitization income by $84.2 million and $18.4 million. These adjustments were partially offset by increases totaling $61.4 million and $5.6 million from the allocated carrying value to the fair value upon issuance. The increases from allocated carrying value to fair value are included in the unrealized gains on retained certificateholders’ interests until sale or maturity.

Subsequent to the initial fair value recognition, the Company evaluates its retained subordinated certificateholders’ interests and recognizes changes in their fair market value in servicing and securitization income. The fair market value changes reflect the Company’s revisions in expected future cash flows and discount rates, including the risk and the life of the underlying receivables and the term of the certificateholders’ interests. As certificateholders’ interests approach maturity, their fair values generally approach their face value and the discounts are accreted, with the amount of such accretion realized in servicing and securitization income. The following table summarizes the retained subordinated certificateholders’ interests in the Providian Gateway Master Trust as of March 31, 2003 and December 31, 2002.

Providian Gateway Master Trust

Summary of Retained Subordinated Certificateholders’ Interests

(dollars in millions)	March 31, 2003	December 31, 2002
Retained subordinated certificateholders’ interests
Face value	$2,056.9	$2,499.1
Discount	(391.8)	(441.9)
Fair market value	1,665.1	2,057.2
Weighted average remaining term (months)	19.0	17.3

For the quarter ended March 31, 2003, the change in net unrealized gains on retained subordinated certificateholders’ interests designated as trading securities was $118.6 million. These unrealized gains are recognized in servicing and securitization income.

The Company’s valuations of retained subordinated certificateholders’ interests, the AIR, interest-only strips receivable, and spread accounts require it to use its judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Retained subordinated certificateholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. In valuing interest-only strips receivable, the Company estimates the finance charges that will be collected on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be received over the period the securitized loans will be outstanding. The spread accounts are recorded at fair value through a discounted cash flow analysis based on projected repayments from the spread account balances to the Company.

At least quarterly, the Company adjusts these valuations of the retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to the initial assumptions and estimates. The Company also continues to refine the financial models used to update measures of the timing and amount of expected future cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows and the underlying economic assumptions. Changes in the estimated fair value of the retained interests are reported as a component of non-interest income, servicing and securitizations on the Company’s income statement.

The table below presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the quarters ended March 31, 2003 and 2002.

Securitization Key Assumptions

	March 31,
	2003	2002
Payment rate(1)	5.2%	6.3%
Expected net credit losses (annual rate)	18.6%	17.2%
Weighted average life (in years)(2)	1.0	1.13
Discount rate(3)	6.3%-20.0%	8.2%-20.0%
Average interest rate margin for third party investors(4)	0.86%	0.43%

(1)          The payment rate is derived from principal collections for the month divided by the aggregate amount of principal loan receivables at the beginning of the month. This rate is a weighted average of forecasted monthly rates. In the fourth quarter of 2002, the Company began utilizing a payment rate based on principal only rather than total collections. The Company believes a principal payment rate more accurately measures the projected outstanding loan balances allocated to the certificateholders’ interests.

(2)          The weighted average life is calculated by multiplying the principal collections expected in each future period by the number of periods until the balance is paid, summing those products, and dividing by the initial principal balance.

(3)          Discount rate assumptions vary based on the relative risk of the securitized cash flows.

(4)          The interest rate paid to third party investors is a variable rate based on this margin plus the London Interbank Offered Rate (LIBOR).

The key economic assumptions used in valuing retained subordinated interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at March 31, 2003 are presented below.  These sensitivities are hypothetical and should be used with caution.

Securitization Sensitivities

(dollars in millions)	Discount Rate	Expected Net Credit Losses	Payment Rate
Current assumptions	6.3%-20.0%	18.6%	5.2%
Impact on fair value of:
10% adverse change	$(48.4)	$(132.9)	$(12.5)
20% adverse change	$(94.2)	$(229.5)	$(24.1)

The adverse changes to these key economic assumptions are hypothetical and are presented in accordance with SFAS No. 140. As the figures above indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of changing one assumption on the fair value of the retained subordinated interest is computed without allowing any other assumption to change. In reality, changes in one assumption may result in changes in others (for example, increases in market interest rates may result in lower payments and increased credit losses). Furthermore, the sensitivities presented do not reflect actions that management might take to mitigate the impact of the adverse change.

The table below summarizes certain cash flows from and paid in respect of securitizations:

Securitization Cash Flows

	Quarter ended March 31,
(dollars in millions)	2003	2002

Proceeds from new securitizations(1)	$815.0	$195.3
Proceeds from collections reinvested in revolving period of securitizations(1)	2,155.9	3,009.8
Servicing fees received	86.6	111.5
Net cash flows received on retained interests	157.3	80.4
Principal paid in respect of maturing securitizations(1)	(1,722.8)	(906.9)

(1)	Cash flows received or paid with respect to third party certificateholders' interests.

Note 8.  Guarantees and Contingencies

Guarantees

In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for the purpose of calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge will continue in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. However, the pledge agreement calls for the pledged collateral to be reduced upon the payment of one of the series, which has an expected final payment date of September 15, 2003. The other series has an expected final payment date of September 15, 2005.

The Company does not currently expect that performance under the guarantee described above will be required.

Litigation

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

Note 9.  Asset Sales

In February 2002, the Company sold its interests in the Providian Master Trust, which primarily consisted of $1.4 billion of loans receivable and $472 million of retained subordinated interests held by PNB. As of the date of sale, the Providian Master Trust contained nearly $8 billion of loans receivable arising from approximately 3.3 million active credit card accounts. This transaction resulted in cash proceeds of approximately $2.8 billion and a first quarter 2002 gain of approximately $401.9 million, which was included in non-interest income.

Note 10.  Discontinued Operations

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reclassified the balances relating to its United Kingdom and Argentina operations on its consolidated financial statements to reflect the expected disposition of these operations. The revenues, costs and expenses, and cash flows of these operations have been segregated in the Company’s consolidated statements of income and consolidated statements of cash flows for all periods presented and have been separately reported as “discontinued operations.”

Sales of our discontinued operations in the United Kingdom and Argentina were finalized during the second quarter of 2002. No results from discontinued operations were reported in the first quarter of 2003. The Company reported a $3.2 million gain from discontinued operations (net of $2.1 million in related taxes) for the three months ended March 31, 2002.

Note 11.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net of related taxes, for the three months ended March 31, 2003 and 2002 are as follows:

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(8,164)	(42,018)	(50,182)
Tax benefit	3,225	16,597	19,822
Balance at March 31, 2002	$5,939	$(26,492)	$(20,553)

Balance at December 31, 2002	$9,888	$—	$9,888
Other comprehensive income	(16,762)	—	(16,762)
Tax benefit	6,621	—	6,621
Balance at March 31, 2003	$(253)	$—	$(253)

Note 12.  Earnings per Common Share

The following table sets forth the computation of both the basic and diluted earnings per common share:

Computation of Earnings per Common Share

	Three months ended March 31,
(in thousands, except per share data)	2003	2002
Basic
Income from continuing operations	$4,700	$6,835
Discontinued operations, net of taxes	—	3,184
Net income available to common shareholders	$4,700	$10,019
Weighted average common shares outstanding	286,187	283,893
Earnings per common share
Income from continuing operations	$0.02	$0.02
Discontinued operations, net of taxes	—	0.01
Net income per common share	$0.02	$0.03

Diluted
Income from continuing operations	$4,700	$6,835
Plus: Income impact of assumed conversions
Interest on convertible senior notes, net of taxes(1)	—	—
Income from continuing operations with assumed conversions	4,700	6,835
Discontinued operations, net of taxes	—	3,184
Net income available to common shareholders with assumed conversions	$4,700	$10,019
Weighted average common shares outstanding	286,187	283,893
Plus: Incremental shares from assumed conversions
Restricted stock issued-non vested	3,824	4,512
Employee stock options	418	135
Convertible senior notes(1)	—	—
Dilutive potential common shares	4,242	4,647
Adjusted weighted average common shares	290,429	288,540
Earnings per common share:
Income from continuing operations	$0.02	$0.02
Discontinued operations, net of taxes	—	0.01
Net income per common share	$0.02	$0.03

(1)          For the quarters ended March 31, 2003 and 2002, there were no assumed conversions or interest expense add-backs because the effect would be antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with our historical financial statements included in this quarterly report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”). Our historical financial statements may not be indicative of our future performance.

Our Business

Through our banking subsidiaries, we provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted primarily through Providian National Bank (“PNB”) and Providian Bank (“PB”). We market consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

We generate income primarily through finance charges assessed on outstanding loan balances, fees paid by customers related to account usage and performance (such as late, overlimit, cash advance, processing, and annual membership fees), and from the sale of various cardholder service products. We receive interchange fees from bankcard associations based on the purchase activity of our credit card customers. In addition, we earn income on our investments held for liquidity purposes, servicing fees, and excess servicing on securitized loans.

Our primary expenses are funding costs, including interest costs related to customer deposits and borrowings, credit losses, operating expenses, including salaries and employee benefits, advertising and solicitation costs, occupancy costs, data processing and communication costs, and income taxes.

We seek to fund our assets through a diversified mix of funding sources. However, our ability to fund existing and future customer loans is currently dependent on four primary sources: customer deposits, securitizations, a portfolio of cash and liquid investment securities, and, to a lesser extent, debt. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust or other special purpose entity, which issues certificates backed by the principal, interest, and fee cash flows generated by the pool of loans. At the time the certificates are issued, we receive cash proceeds, remove from our balance sheet the portion of the loans receivable associated with the certificates (sold to third parties or retained by us), including the related credit loss allowance, and recognize certain retained subordinated interests, generally at fair value.

Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which in some instances require us to use estimates and assumptions. Complex judgments are also required for the valuation of certain of our assets. Uncertainties are inherent in these matters. Our most significant accounting policies are described in our 2002 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Note 2 to Consolidated Financial Statements, and include our policies for securitization, allowances for credit losses, finance charge and fee recognition and interest rate derivatives. These accounting policies are fundamental to understanding our discussion and analysis of financial condition and results of operations and have not changed from those discussed in the 2002 Annual Report.  Our application of accounting policies requires us to exercise significant judgment and reach conclusions about future events based upon information currently available. Differences in judgment, differences between our judgments and the actual events and outcomes that unfold, and changes in underlying factors and assumptions, could have a material impact on our earnings.

Earnings Summary

The following discussion provides a summary of our earnings for the three month period ended March 31, 2003, compared to the three month period ended March 31, 2002. In 2001 we announced our intention to discontinue, and in the second quarter of 2002 we completed the sale of, our operations in the United Kingdom and Argentina. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

For the three months ended March 31, 2003, reported total net revenue (net interest income plus non-interest income) was $597.9 million, compared to $1,438.5 million for the three months ended March 31, 2002. The decrease was primarily driven by a reduction in loans receivable due to credit losses and asset dispositions in 2002. In addition, non-interest income for the quarter ended March 31, 2002 included the gain on the sale of our interests in the Providian Master Trust.

Our provision for credit losses was $261.8 million for the quarter ended March 31, 2003, a decrease of $618.3 million from the first quarter of 2002. In the first quarter of 2002, the provision for credit losses included an increase of $388.2 million to recognize the fair value of higher risk loans to be sold in the subsequent period. In addition, the first quarter 2003 provision reflects a lower reported loans receivable balance, the improved delinquency performance of our loans receivable resulting from certain new portfolio management and collections strategies and policies and higher quality credit card account originations.

For the quarter ended March 31, 2003, non-interest expense decreased $218.8 million to $328.3 million, compared to $547.1 million for the quarter ended March 31, 2002. This reduction is primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and reduced levels of solicitation and advertising expenses as we transitioned to our new marketing strategy.

In the first quarter of 2002, we sold our interests in the Providian Master Trust, which primarily consisted of $1.4 billion of loans receivable and $472 million of retained subordinated interests held by PNB. As of the date of sale, the Providian Master Trust contained nearly $8 billion of loans receivable arising from approximately 3.3 million active credit card accounts. When the sale was completed in the first quarter of 2002, we received cash proceeds of approximately $2.8 billion and recognized a gain of approximately $401.9 million.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2003 and 2002.  Average earning assets represent interest-earning consumer loan portfolios and investments held for liquidity purposes.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended March 31,
	2003			2002
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earnings assets
Consumer loans	$7,500,339	$310,340	16.55%	$11,757,911	$488,085	16.60%
Interest-earning cash	212,151	563	1.06%	1,577,703	7,093	1.80%
Federal funds sold	3,219,077	9,826	1.22%	1,280,120	5,609	1.75%
Investment securities	1,839,188	14,827	3.22%	1,390,302	17,645	5.08%
Other	833,216	16,643	7.99%	421,298	13,903	13.20%
Total interest-earning assets	13,603,971	$352,199	10.36%	16,427,334	$532,335	12.96%

Allowance for credit losses	(1,104,594)			(1,969,281)
Other assets	4,018,847			4,816,994

Total assets	$16,518,224			$19,275,047

Liabilities and Equity
Interest-bearing liabilities
Deposits	$12,531,225	$161,222	5.15%	$14,752,470	$195,303	5.30%
Borrowings	942,036	10,623	4.51%	1,055,507	11,752	4.45%
Total interest-bearing liabilities	13,473,261	$171,845	5.10%	15,807,977	$207,055	5.24%

Other liabilities	852,962			1,400,412
Total liabilities	14,326,223			17,208,389

Capital securities	104,332			104,332

Equity	2,087,669			1,962,326

Total liabilities and equity	$16,518,224			$19,275,047

Net Interest Spread			5.26%			7.72%

Interest Volume And Rate Variance Analysis

Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. Net interest income is also affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of the increase (decrease) in reported interest income and expense resulting from changes in volumes and rates.

Rate-Volume Variance Analysis

	Three months ended March 31,
	2003 vs. 2002
	Change due to (1)
(dollars in thousands)	Increase (Decrease)	Volume	Rate
Interest Income
Consumer loans	$(177,745)	$(176,278)	$(1,467)
Federal funds sold	4,217	6,341	(2,124)
Other securities	(6,608)	10,081	(16,689)
Total interest income	(180,136)	(159,856)	(20,280)

Interest Expense
Deposits	(34,081)	(28,689)	(5,392)
Borrowings	(1,129)	(1,284)	155
Total interest expense	(35,210)	(29,973)	(5,237)

Net interest income	$(144,926)	$(129,883)	$(15,043)

(1)

The changes due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and expense are calculated independently for each line in the table.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense on deposits and borrowings.

Reported net interest income for the three months ended March 31, 2003 was $180.4 million, compared to $325.3 million for the same period in 2002, a decrease of $144.9 million. This decrease is primarily due to a $4.26 billion decrease in average reported loans receivable. Our average investments in federal funds sold and investment securities increased $2.39 billion compared to the first quarter of 2002; however, the yield on these investments declined by 153 basis points.

Interest expense declined from $207.1 million in first quarter of 2002 to $171.8 million in the first quarter of 2003.  This decrease was primarily attributable to a decrease in the amount of deposits outstanding.

Allowance and Provision for Credit Losses

We maintain our allowance for credit losses at a level estimated to be adequate to absorb future principal charge-offs, net of recoveries, in the existing reported loan portfolio. We maintain the allowance for credit losses for reported loans only.

We establish our allowance for credit losses by analyzing historical credit loss trends and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We segregate loans by product type into general risk classifications for each market segment. We combine quantitative factors (including historical delinquency roll rates, historical credit loss rates, customer characteristics, such as risk scores, and other data) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses.

The environmental credit risk factors are consistent with applicable bank regulatory guidelines and reflect our assessment of general macroeconomic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures, among other factors. We compare allowances established in prior periods with subsequent actual credit losses and perform a peer group comparative analysis of lagged loss rates to coverage ratios. Coverage ratios are derived by dividing the allowance for credit losses by the loans outstanding at period end.

Allowance for Credit Losses

	Three months ended March 31,
(dollars in thousands)	2003	2002
Balance at beginning of period	$1,012,461	$1,932,833
Provision for credit losses	261,815	491,849
Fair value adjustment - loans available-for-sale(1)	—	388,230
Credit losses	(341,338)	(451,030)
Recoveries	45,264	37,795
Credit losses on higher risk loans sold(1)	—	(985,943)
Balance at end of period	$978,202	$1,413,734
Reported loan balance(2)	$7,145,816	$8,288,825
Coverage ratio	13.69%	17.06%

(1)

At March 31, 2002, the Company reported $2.65 billion of higher risk loans, at fair value, as loans held for securitization or sale, after reducing the net book value of the loans to fair value by adding $388.2 million to the allowance for credit losses related to these loans. The loan balances and related allowance of $985.9 million were then transferred to loans held for securitization or sale, resulting in a new cost basis for the loans, until they were sold in June 2002.

(2)	The March 31, 2003 and March 31, 2002 balances exclude market value adjustments of $0.8 million and $17.9 million related to the fair value of designated financial instruments.

The decrease in the allowance for credit losses as a percentage of reported loans and as a dollar amount as of March 31, 2003 compared to March 31, 2002 reflects the inherent trend in net credit losses after adjusting our loan mix for the impact of recent higher quality credit card account originations and changes in portfolio management strategies and for the sale of a portfolio of higher risk loans, partially offset by the sale of our interests in the Providian Master Trust. The decrease in the dollar amount also reflects the effect of adopting the AIR guidance in the fourth quarter of 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Impact of Securitizations” in our 2002 Annual Report). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may further adjust the amount of the allowance, which would result in a change to the ratio of the allowance for credit losses to reported loans.

Non-Interest Income

Servicing and Securitization Income.    Servicing and securitization income relates primarily to securitized loans. It includes servicing fees, primarily relating to loans receivable transferred in our securitizations, excess servicing income, and gains or losses from the securitization of financial assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —The Impact of Securitizations” in our 2002 Annual Report).  Because excess servicing income on securitized loans essentially represents a recharacterization of net interest income and credit product fee income less credit losses and servicing expense, it can vary based on the same factors that affect those items.

As of March 31, 2003 and 2002, securitized loans outstanding were $10.98 billion and $12.23 billion. For the three months ended March 31, 2003, servicing and securitization income was $190.6 million, a decrease of $129.8 million from $320.4 million in the first quarter of 2002. This decrease was primarily attributable to lower servicing fees and excess servicing due to lower average securitized loans outstanding in the first quarter of 2003.

Credit Product Fee Income.    Credit product fee income includes performance fees (late, overlimit and returned check charges), annual membership fees and cash advance fees, all of which are generally recorded as fees receivable. Credit product fee income also includes revenue from cardholder service products, which are generally recorded as fee revenue if billed monthly and as customer purchases if billed annually or semi-annually. Cardholder service product and annual membership revenue are recognized ratably over the customer privilege period. Credit product fee income also includes interchange fees received from bankcard associations.

For the three months ended March 31, 2003, credit product fee income was $200.2 million, a decrease from $344.9 million for the three months ended March 31, 2002. This decrease reflects lower average loans receivable, which resulted in lower late, overlimit, and interchange fees and lower cardholder service product and annual membership revenue. In addition, the decrease in credit product fee income reflects lower late and overlimit fee income associated with our transition to higher quality credit card account originations.

Other.  In the first quarter of 2002, non-interest income—other included the gain on the sale of our interests in the Providian Master Trust.

Non-Interest Expense

Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three months ended March 31, 2003 and 2002. Overall, the decrease in non-interest expense reflects our efforts to align our operations with the lower size of our loans receivable portfolio and reduced levels of solicitations as we transitioned to our new marketing strategy.

Summary of Non-Interest Expense

	Three months ended March 31,
(dollars in thousands)	2003	2002
Salaries and employee benefits	$96,975	$165,018
Loan solicitation and advertising	65,378	108,682
Occupancy, furniture, and equipment	28,683	53,232
Data processing and communication	30,670	49,286
Other	106,602	170,866
Total non-interest expense	$328,308	$547,084

Salary and benefit costs include staffing costs associated with marketing, customer service, collections, and administration.

Loan solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. In accordance with GAAP, we capitalize only the direct loan origination costs associated with successful account acquisition efforts, after they are reduced by up-front processing fees. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. For the three months ended March 31, 2003 and 2002, we amortized loan origination costs of $5.2 million and $14.7 million. For the three months ended March 31, 2003 and 2002, total loan solicitation and advertising costs, including amortized loan origination costs, were $65.4 million and $108.7 million. This decrease in loan solicitation and advertising costs reflects a reduction in the volume of solicitations as we changed our marketing strategy and began testing new product offerings.

Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments.

In addition, in the first quarter of 2002 we recorded a $16.7 million charge in connection with workforce reductions and a $15.1 million charge related to the planned sale of higher risk receivables. In connection with the closure of several of our facilities, we recognized additional charges related to premises, equipment and furniture lease expenses, fixed asset write-downs, and disposition costs in the third and fourth quarters of 2002. At March 31, 2003, we had $25.6 million accrued for remaining costs expected to be paid, primarily for premises, equipment and furniture lease costs associated with property no longer in use.

Income Taxes

We recognized income tax expense from continuing operations of $3.1 million and $4.5 million for the three months ended March 31, 2003 and 2002. Our effective tax rate was 39.5% for the three months ended March 31, 2003 and 2002.

The Impact of Securitizations

We account for our securitization transactions under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Our securitizations involve the transfer of a pool of loans receivable to a trust. The trust meets the criteria under SFAS No. 140 for a qualifying special purpose entity that is not consolidated in our financial statements.

The structure of the transaction creates undivided interests in the pool of loans and establishes certificateholders’ interests, a seller’s interest, and other retained interests, including an interest-only strip receivable and, in some cases, spread accounts. Certificateholders’ interests consist of one or more classes of senior investor interests, which are typically sold to third party investors, and one or more series of subordinated investor interests. We receive the proceeds from the sale to third party investors and account for the transfer of loans receivable as a sale under GAAP. We typically recognize a gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and the recognition of an interest-only strip receivable, which is partially offset by discounts taken for the retained subordinated certificateholders’ interests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —The Impact of Securitizations” in our 2002 Annual Report.

During the first quarter of 2003 and 2002, we securitized $1.09 billion and $257.7 million of loans receivable. We recognized losses of $16.2 million and $6.5 million in the first quarter of 2003 and 2002 from the initial sale to third party investors and the recognition of our retained interests on securitizations. In addition to the initial losses on securitization and the subsequent impact of changes in the fair value of retained interests, the Company’s earnings in the first quarter of 2003 were affected by an increase to the allowance for credit losses due to an increase in loans receivable that resulted from the amortization of certain securitizations. This increase in loans receivable was partially offset by new securitizations during the first quarter that had the effect of reducing our reported loans receivable. After the initial sale, our securitizations impact our earnings through changes in the fair values of our retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strip receivable.

The total amount of securitized loans as of March 31, 2003 and December 31, 2002 was $10.98 billion and $12.23 billion. In February 2002, we sold our interests in the Providian Master Trust, which included securitized loans of $6.56 billion. Due from securitizations was $3.02 billion as of March 31, 2003 and $3.72 billion as of December 31, 2002. At March 31, 2003 and December 31, 2002, the primary components of due from securitizations were retained subordinated certificateholders’ interests, which were $1.67 billion and $2.06 billion; interest-only strips receivable, which were $277.5 million and $257.4 million; and spread accounts, which were $475.2 million and $467.0 million. After adopting the AIR guidance in the fourth quarter of 2002, we included an AIR of $417.5 million and $488.1 million in due from securitizations at March 31, 2003 and December 31, 2002.

Non-GAAP Managed Financial Information

Loans that have been securitized and sold to third party investors are not considered to be our assets under GAAP and therefore are not shown on our balance sheet. However, the interests we retain in the securitized loan pools create financial exposure to the current and expected cash flows of the securitized loans (see “—The Impact of Securitizations”). Although the loans sold are not on our balance sheet, their performance can affect some or all of our retained interests as well as our results of operations and our financial position. In addition, we continue to service these loans.

Because of this continued exposure and involvement, we use managed financial information to evaluate our historical performance, assess our current condition, and plan our future operations. We believe that managed financial information supplements our GAAP information and is helpful to the reader’s understanding of our consolidated financial condition and results of operations. “Reported” financial information refers to GAAP financial information. “Managed” financial information is derived by adjusting the reported financial information to add back securitized loan balances and the related finance charge and fee income, credit losses, and net interest costs.

Loan Performance Measures.    We present key loan performance measures on a reported and a managed basis.  Reported loans do not necessarily have the same income or credit characteristics as securitized loans and will likely perform differently over time. Although managed loan performance measures include both reported and securitized loans, the securitized loans will have a more significant impact on the managed loan performance numbers if our securitized receivables balance is substantially larger than the reported receivables balance. In addition, when loans are securitized, there is a potentially significant impact on reported loan performance as loans are removed or reclassified from loans receivable on our balance sheet, while there is generally no significant impact on managed loan performance.

Key Loan Performance Financial Data and Statistics

	Three months ended March 31,
(dollars in thousands)	2003	2002

Financial Data

Reported interest income from loans	$310,340	$488,085
Securitized interest income from loans	585,996	738,866
Total managed interest income from loans	$896,336	$1,226,951

Reported interest income investments	$41,859	$44,250
Securitization adjustment(1)	(13,010)	(13,539)
Total managed interest income investments	$28,849	$30,711

Reported interest expense	$171,845	$207,055
Securitized interest expense	47,853	88,270
Total managed interest expense	$219,698	$295,325

Reported net interest income	$180,354	$325,280
Securitized net interest income	525,133	637,057
Managed net interest income	$705,487	$962,337

Reported non-interest income	$417,538	$1,113,180
Securitized non-interest income	13,336	(34,040)
Managed non-interest income	$430,874	$1,079,140

Reported average loans outstanding	$7,500,339	$11,757,911
Securitized average loans	11,452,028	15,245,763
Managed average loans outstanding	$18,952,367	$27,003,674

Reported average earning assets	$13,603,971	$16,427,334
Securitized average earning assets	11,452,028	15,245,763
Managed average earning assets	$25,055,999	$31,673,097

Loan Performance Statistics

Reported
Net interest margin on average loans(2)	11.50%	11.56%
Net interest margin on average earning assets	5.30%	7.92%
Risk adjusted margin	17.98%	35.39%
Return on average earning assets	0.14%	0.24%

Managed
Net interest margin on average loans(3)	15.41%	14.45%
Net interest margin on average earning assets	11.26%	12.15%
Risk adjusted margin	6.89%	15.38%
Return on average earning assets	0.08%	0.13%

(1)          In accordance with GAAP, the Company recognizes a portion of its non-interest income attributable to its retained beneficial interests in securitized loans as interest income. On a managed basis, this reported interest income is reclassified back to non-interest income.

(2)          Represents interest income recognized on reported average loans receivable, expressed as a percentage of reported average loans receivable, less interest expense on deposits and borrowings, expressed as a percentage of reported average earnings assets.

(3)          Represents interest income recognized on managed average loans receivable, expressed as a percentage of managed average loans receivable, less interest expense on deposits and borrowings, including the interest costs payable to securitization investors, expressed as a percentage of managed average earning assets.

Net Interest Income and Margin.    Net interest income is interest earned from loans receivable and our investment portfolios less interest expense on deposits and borrowings. Reported net interest income for the three months ended March 31, 2003 was $180.4 million, compared to $325.3 million for the same period in 2002, a decrease of $144.9 million. For the three months ended March 31, 2003, managed net interest income decreased to $705.5 million from $962.3 million for the first quarter of 2002. Our reported net interest margin on average loans decreased to 11.50% for the first quarter of 2003, from 11.56% for the same period in 2002. Managed net interest margin on average loans increased to 15.41% for the first quarter of 2003, from 14.45% for the same period in 2002. The yield on our reported loans receivable decreased to 16.55% in the first quarter of 2003 from 16.60% in the first quarter of 2002, while the yield on our managed loans receivable increased to 18.92% in the first quarter of 2003 from 18.17% in the first quarter of 2002. The higher yield on our managed loans in the first quarter of 2003 reflects the impact from the sale, in February 2002, of our interests in the lower yield accounts included in the Providian Master Trust.

Reported earning assets primarily include consumer loans, interest-earning cash, federal funds sold, and investment securities. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our statement of financial condition. Net interest income may be expressed as a percentage of average earning assets, in which case it is referred to as net interest margin on average earning assets.  The reported net interest margin on average earning assets declined from 7.92% for the quarter ended March 31, 2002 to 5.30% for the quarter ended March 31, 2003. The managed net interest margin on average earning assets declined from 12.15% for the quarter ended March 31, 2002 to 11.26% for the quarter ended March 31, 2003. These decreases reflect our efforts to strengthen our liquidity during 2002 by selling certain loans receivable and other assets and maintaining large positions in cash and other liquid investments at lower yields.

Risk Adjusted Margin.    We use risk adjusted margin as a measure of loan portfolio profitability, consistent with our goal of matching the revenue generated by customer accounts with the risks undertaken. Risk adjusted margin is risk adjusted revenue (total interest income on loans plus non-interest income, less interest expense allocated to loans, and less net credit losses) expressed as a percentage of average loans outstanding. Managed risk adjusted revenue includes reported risk adjusted revenue plus the net interest income, non-interest income and net credit losses related to the securitized consumer loans. Reported risk adjusted revenue and risk adjusted margin for the quarter ended March 31, 2003 were $337.1 million and 17.98%, compared to $1.04 billion and 35.39% for the quarter ended March 31, 2002. Managed risk adjusted revenue and risk adjusted margin for the quarter ended March 31, 2003 were $326.5 million and 6.89%, compared to $1.04 billion and 15.38% for the quarter ended March 31, 2002. The decrease in managed risk adjusted revenue is primarily the result of lower net interest income and non-interest income due to decreased managed loan balances resulting from the sales of our interests in the Providian Master Trust and a portfolio of higher risk loans, higher credit losses in the first quarter of 2003, and the inclusion in non-interest income in the first quarter of 2002 of the $401.9 million gain on the sale of our interests in the Providian Master Trust. The decrease in managed risk adjusted margin is primarily the result of the lower risk adjusted revenue and an increase in the managed net credit loss rate from 15.05% to 17.61% due to the deterioration in the credit quality of our loans and weakness in the economy, partially offset by a reduction in the interest paid to depositors and securitization investors.

Asset Quality

Our delinquencies and net credit losses reflect, among other factors, the credit quality of our loans, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection efforts, and general economic conditions. Initially, credit quality is primarily determined by the characteristics of the targeted market segment and the underwriting criteria utilized in the credit approval process. After an account is opened, account management efforts, seasoning, and demographic and economic conditions will affect credit quality.

We historically focused on three market segments: the standard market segment (higher risk and generally underserved customers who might not ordinarily qualify for credit cards, including customers with past credit problems or limited credit history); the middle market segment (customers whose credit is typically superior to the standard market segment but inferior to platinum and prime market segment customers); and the platinum market segment (customers with generally good credit history).

In 2001 we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of creating a higher quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. In October 2001, we discontinued all new account marketing to the standard segment. In mid-2002, we introduced a balanced strategy of originating new loans across the broad middle to prime market segments and more recently refined our strategy to focus on parts of the market that we expect to be most profitable. Under our new programs, we selectively recruit higher quality customers from these most attractive parts of the market.

Consistent with the changes in our strategy for new account acquisitions, we altered our marketing approaches for current customers. We also tightened credit line increase qualification criteria in all segments, and selectively re-priced loans that exhibited increased risk levels. To strengthen and extend our relationships with our best customers, we selectively provide product upgrades, improve pricing, and increase credit lines when appropriate.

We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in our 2002 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview of Critical Accounting Policies” and under Note 2 to Consolidated Financial Statements. At the time a loan is charged off, any accrued and unpaid finance charge and fee income is removed from our loan balances but is maintained on the customer’s record in the event of a future recovery. After a loan is charged off, we continue collection activity to the extent legally permissible. Any collections on, and proceeds from the sale of, charged off loans are recognized as recoveries and are offset against current period charged off balances to determine net credit losses.

During the third quarter of 2002, we undertook a strategic review of our risk management and collections operations. As a result, we initiated a series of changes to our operating strategies and policies. The most significant outcome of our review was the adoption of a delinquency lifecycle strategy for the management of delinquent accounts. In October 2002, we began to implement this strategy in combination with event-driven approaches, consumer counseling, and consumer debt management education. Under the delinquency lifecycle approach, we prioritize collections to focus on delinquency status, with attention to customer events within each stage of delinquency. We believe that this facilitates management and collector accountability for, and ownership of, collection results.

We also reviewed our operational policies and procedures in light of regulatory guidance and industry practice, and made changes within those parameters where necessary or appropriate. As a result of the review, we implemented certain changes in 2002 that impacted our recognition of principal charge-offs, our procedures for investigating fraud losses, and our recognition of charge-offs for accounts of deceased customers.

In February 2003, we modified our loan re-aging practices. If a customer makes a partial payment that qualifies under our standards and applicable regulatory requirements, we re-age the related account from delinquency status to current status. We re-age qualifying accounts not more than once in any 12-month period, but not more than twice within 60 months, in accordance with guidance provided by the Federal Financial Institutions Examination Council. Previously, our practice was to re-age qualifying accounts not more than once in any 30-month period and not more than twice within 60 months. The impact of implementing this change was a decrease in the February 2003 reported 30+ day delinquency rate from 9.73% to 9.59%.

We expect that these changes will result in performance improvements over the long term. Our continued review of risk management and collections operations could lead to further modifications in the future.

In January 2003, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”), in coordination with the Federal Financial Institutions Examination Council, issued new guidance to the industry on credit card account management and loss allowance practices. We believe our practices are already in compliance with most aspects of the guidance, and expect to achieve full compliance during the course of 2003 without material impact to our business model. However, we can provide no assurance that our banking regulators will agree with our assessment of our compliance with the guidance, nor can we estimate what costs, if any, might result from any direction provided by our banking regulators.

Delinquencies.    An account is contractually delinquent if the minimum payment is not received by the next billing date. Accountholders may cure account delinquencies by making a partial payment that qualifies under our re-aging practices and applicable regulatory requirements. The 30+ day delinquency rate on reported loans was 8.76% as of March 31, 2003, compared to 10.00% as of December 31, 2002 and 8.32% as of March 31, 2002. The 30+ day delinquency rate on managed loans was 10.31% as of March 31, 2003, compared to 11.11% as of December 31, 2002 and 10.22% as of March 31, 2002. The decreases from the fourth quarter of 2002 in both our reported and managed 30+ day delinquency rates reflect the new collection and credit strategies, policies and practices implemented in the latter part of 2002, existing portfolio management actions that emphasize a higher quality loan portfolio, and higher quality credit card account originations.

Delinquent Loans

	March 31, 2003		December 31, 2002
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1) (2)	$7,145,817	100.00%	$6,899,849	100.00%
Loans delinquent
30 — 59 days	$173,449	2.43%	$205,605	2.98%
60 — 89 days	136,652	1.91%	147,057	2.13%
90 or more days	315,630	4.42%	336,979	4.89%
Total loans delinquent	$625,731	8.76%	$689,641	10.00%

Securitized
Loans outstanding(3)	$11,323,170		$12,719,752
Loans delinquent
30 — 59 days	$353,358		$460,295
60 — 89 days	283,102		335,700
90 or more days	642,045		694,129
Total loans delinquent	$1,278,505		$1,490,124

Managed
Loans outstanding(1)	$18,468,987	100.00%	$19,619,601	100.00%
Loans delinquent
30 — 59 days	$526,807	2.85%	$665,900	3.39%
60 — 89 days	419,754	2.27%	482,757	2.46%
90 or more days	957,675	5.19%	1,031,108	5.26%
Total loans delinquent	$1,904,236	10.31%	$2,179,765	11.11

(1)          The March 31, 2003 and March 31, 2002 balances exclude market value adjustments of $0.8 million and $17.9 million related to the fair value of designated financial instruments.

(2)          Effective December 2002, the Company adopted the federal banking agencies’ accrued interest receivable, or AIR, guidance, resulting in a reclassification of a portion of accrued interest receivable from reported loans receivable to due from securitizations during the first quarter of 2003 and the fourth quarter of 2002.

(3)          Excludes the seller’s interest in the loans receivable transferred in securitizations. The senior seller’s interest is an undivided interest in the loans transferred to the securitization trust and is included in reported loans receivable.

Net Credit Losses.    Net credit losses for consumer loans represent the principal amount of charged off loan balances (including charged off bankrupt and deceased customer accounts) less current period recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued finance charges and fees and fraud losses. Recoveries include collections on previously charged off accounts and the proceeds from the sale of charged off receivables. The amount of charged off receivables sold will vary from period to period and is influenced by charge off trends, market conditions, and credit loss performance targets for the period in question. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are not included in credit losses and are charged to non-interest expense after an investigation period of up to 90 days (up to 60 days prior to November 2002).

Credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period. While net credit losses exclude all accrued finance charges and fees charged off, loans receivable balances include accrued finance charge and fee balances estimated to be collectible. The reported net credit loss rate was 15.79% for the quarter ended March 31, 2003, compared to 14.04% for the quarter ended March 31, 2002.

Managed net credit losses include reported net credit losses plus charged off amounts less recoveries (including proceeds from the sale of charged off receivables) related to securitized loan amounts. The managed net credit loss rate was 17.61% for the quarter ended March 31, 2003, compared to 15.05% for the quarter ended March 31, 2002.

The increases in the reported and managed net credit loss rates primarily reflect the higher concentration of our customers in the standard and middle market segments resulting from the sale of our interests in the Providian Master Trust in 2002. In the fourth quarter of 2002, the initial impact of the collections initiatives described above showed improvements to late stage collections and recovery performance. While, as expected, the net credit loss rate was higher in the first quarter of 2003, we believe that expansion of the collections initiatives, coupled with underwriting enhancements and improving new account vintage performance for newer accounts, will have an increasingly positive impact on the net credit loss rate during the remainder of 2003.

Net Credit Losses

	Three months ended March 31,
(dollars in thousands)	2003	2002
Reported
Average loans outstanding(1)	$7,500,339	$11,769,464
Net credit losses(2)	$296,074	$413,235
Net credit losses as a percentage of average loans outstanding	15.79%	14.04%

Securitized
Average loans outstanding	$11,452,028	$15,245,763
Net credit losses	$538,468	$603,017

Managed
Average loans outstanding(1)	$18,952,367	$27,015,227
Net credit losses(2)	$834,542	$1,016,252
Net credit losses as a percentage of average loans outstanding	17.61%	15.05%

(1)          The 2002 average loans outstanding include loans held for securitization or sale at par.

(2)          The 2002 net credit losses exclude the fair value adjustment on loans held for securitization or sale.

Reported and managed net credit losses do not include an adjustment for estimated credit losses in the amount of $985.9 million, which was made to reflect the fair value of a portfolio of $2.65 billion of higher risk loans held for sale or securitization at March 31, 2002. Prior to April 1, 2002, credit losses realized on these higher risk loans were included in our reported and managed credit losses.

Interest Rate Sensitivity

Interest rate sensitivity refers to the change in earnings or value resulting from fluctuations in interest rates. Our earnings are subject to risk to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in a specific period. Even if earnings could be perfectly hedged, a change in the level of interest rates will change the present value of the hedged earnings stream.

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). Our receivables accrue finance charges at rates that are either fixed or float at a spread above the prime rate. While our fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate until maturity. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

The principal objective of our interest rate risk management activities is to monitor and control our exposure to adverse effects resulting from movements of interest rates over time. We measure and manage interest rate risk individually for each banking subsidiary and on a consolidated basis. We generally seek to strike a balance between hedging earnings and hedging the present value of earnings. To measure exposure to interest rate changes, we use multiple complementary measures of risk to current earnings and the present value of earnings under a number of scenarios and rate changes. We typically model the impact of rate changes on current earnings over a three-year period and the impact on the present value of earnings over a longer horizon. When estimated risk exposure exceeds our guidelines, we seek to mitigate the risk through the use of matching and hedging techniques as described below.

The table below illustrates the estimated effects of positive and negative parallel shifts in interest rates as calculated at March 31, 2003, using our interest rate risk model and taking into consideration our current hedging activity as of March 31, 2003.

Estimated Effects of Interest Rate Changes

Change in Interest Rates [increase (decrease)]	Percentage Change in Managed Net Interest Income(1)
2.0%	3.4%
(2.0)%	(2.0)%

(1)          The information shown is presented on a consolidated managed asset/liability basis, giving effect to derivatives, securitizations and related funding. It compares managed net interest income over twelve months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points. We do not in the normal course of business derive comparable interest rate sensitivity of net interest income on a reported basis. Developing such a projection would be unreasonably burdensome, and, in the opinion of management, such comparable projections on a reported basis would not provide a significant benefit in understanding our expected future performance.

Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of March 31, 2003, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our best estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

We generally seek to mitigate the risk arising from changes to earnings and value associated with interest rate movement by matching the modeled repricing characteristics of assets and liabilities. When matching the repricing characteristics of assets and liabilities is not possible or efficient, we generally seek to hedge the risk by using derivative financial instruments, including interest rate swap and cap agreements. We do not trade derivatives or use derivatives to speculate on interest rate movements, and we believe our use of such instruments is prudent and consistent with industry standards.

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended March 31,
(dollars in thousands)	2003	2002
Interest Rate Swap Agreements
Beginning balance	$918,200	$1,293,200
Additions	—	—
Maturities	100,000	65,000
Ending balance	$818,200	$1,228,200

Interest Rate Cap Agreements
Beginning balance	$3,000	$7,883
Additions	—	—
Maturities	—	1,869
Ending balance	$3,000	$6,014

Notional amounts of interest rate swaps and caps outstanding on March 31, 2003 decreased from March 31, 2002, primarily as the need for hedging declined in conjunction with a decrease in our fixed rate loans. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels.

We manage credit risk arising from derivative transactions through an ongoing credit review, approval, and monitoring process. Credit risk for these derivative transactions is defined as the risk that a loss will occur as the result of a derivative counterparty defaulting on a contract when the contract is in a favorable economic position to us. We may enter into master netting, market settlement, or collateralization agreements with derivative counterparties to reduce this risk.

In 2002 we completed the sale of our operations in the United Kingdom and Argentina. At March 31, 2003, our foreign currency exposure had been reduced to small cash balances in British pounds sterling.

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

Our debt ratings and those of PNB were downgraded in 2001 and 2002. These downgrades have had and, together with any future downgrades, may continue to have a negative effect on our ability to obtain funding and on the cost and terms of the funding that is available. Accordingly, our access to funding has been and may continue to be more limited, at a higher cost and on terms less favorable than previously available to us.

Current Long-Term Senior Debt Ratings

	Standard & Poor’s(1)	Moody’s Investors Service(1)	FitchRatings(1)
Providian Financial Corporation	B	B2	B
Providian National Bank	BB-	Ba3	B+

(1)          Stable outlook.

During the first quarter of 2003, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) increased by approximately $763.9 million from December 31, 2002 to end the quarter at $6.57 billion. This increase was primarily attributable to asset attrition and receipt of a tax refund, partially offset by a decrease in funding from securitizations. In accordance with the Capital Plans that our banking subsidiaries have entered into with their regulators, we expect to continue to maintain significant levels of liquidity.

In addition, under the capital assurances and liquidity maintenance agreements we entered into with our banking subsidiaries, we have agreed to provide liquidity support to them. Our agreements with our banking subsidiaries to provide capital and liquidity support exempt certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the Providian Capital I 9.525% capital securities. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreements. See “Regulatory Matters” in our 2002 Annual Report for a description of our capital assurances and liquidity maintenance agreements.

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at March 31, 2003 was 132%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining regulatory consent. They do not currently have any plans to seek such consent. In addition, if we are required to provide additional capital and liquidity support to our banking subsidiaries, our ability to service our debt obligations would be further limited.

Funding Sources and Maturities.    We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products. However, our ability to fund existing and future customer loans is currently dependent on four primary sources: customer deposits, securitizations, a portfolio of cash and liquid investment securities, and, to a lesser extent, debt.

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

For the remainder of the year (April 1, 2003 through December 31, 2003), we have funding requirements for maturing deposits of $2.40 billion, maturing securitizations of $2.48 billion, and no maturing debt. We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, and new deposits. However, given the downgrades in our credit ratings and the deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted. We may generate additional funding by issuing common stock through a dividend reinvestment and direct stock purchase plan or by issuing new debt securities.

Deposits    Deposits decreased to $12.59 billion as of March 31, 2003 from $12.71 billion as of December 31, 2002. During 2003, we anticipate that our deposit issuances will provide a substantial source of funding. Consistent with our Capital Plans, however, we expect to continue to work with our banking subsidiaries’ regulators to improve the quality of the assets that we hold on our balance sheet that are funded by deposits as we also continue to work to reduce our overall level of reliance on deposit funding.

The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	March 31, 2003			December 31, 2002
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$361,573	$307,534	$669,107	$536,010	$605,389	$1,141,399
Over three months through one year(1)	1,388,573	1,460,373	2,848,946	1,290,023	1,119,965	2,409,988
Over one year through five years(2)	2,518,355	4,290,301	6,808,656	2,506,801	4,192,418	6,699,219
Over five years	559	1,256,126	1,256,685	43,623	1,383,717	1,427,340
Deposits without contractual maturity	1,009,319	—	1,009,319	1,030,369	—	1,030,369
Total Deposits	$5,278,379	$7,314,334	$12,592,713	$5,406,826	$7,301,489	$12,708,315

(1)          Maturities of deposits over three months through one year by quarter is as follows: third quarter 2003: $758.4 million; fourth quarter 2003: $977.4 million; first quarter 2004: $1.11 billion.

(2)          Maturities of deposits over one year through two years, $3.08 billion.

A bank that is below the “well capitalized” levels as reported on its Call Reports is subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and is restricted from accepting brokered deposits without a waiver from the FDIC. As of March 31, 2003, capital ratios for both PNB and PB were above the “well capitalized” levels on a Call Report basis. PB has exceeded the “well-capitalized” level since December 31, 2001; PNB, since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB or PB and will not apply to them so long as they remain “well capitalized” on a Call Report basis.

Securitizations    We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. We seek a range of maturity terms in our securitizations.

Securitizations may utilize variable funding series that renew annually if the relevant conditions for such renewal are satisfied. In the fourth quarter of 2002, we completed a variable funding series securitization in our Providian Gateway Master Trust, which was funded in the amount of $1.09 billion of investor interests purchased by third parties. In the first quarter of 2003, we funded additional investor interests of $815.0 million under this variable funding series. Also in the first quarter of 2003, $1.72 billion of investor interests relating to other series were repaid.

Securitized funding under variable funding series representing investor interests held by third parties totaled $1.90 billion as of March 31, 2003 and $2.81 billion as of December 31, 2002. If the outstanding variable funding series are not renewed, based on current projections and amounts outstanding as of March 31, 2003, these variable funding series are expected to amortize or otherwise become payable during the fourth quarter of 2003.

Term securitizations are issued with expected maturities of one year or more. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and amounts outstanding as of March 31, 2003.

Amortization of Term Securitizations

Year	Amount Amortizing (dollars in millions)
2003 (1)	$575
2004	2,002
2005	2,554
2006	1,029
2007	619
2008	246

(1)          This amount is expected to amortize in the third quarter of 2003.

Given the deterioration in our financial performance and asset quality since our third quarter 2001 earnings announcement, there has been increased pressure on our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities as existing funding amortizes.

The amount funded in our spread accounts will change from time to time, depending on securitization amounts and maturities and the performance of the securitized loans.  At the end of the first quarter of 2003, the spread accounts had been fully funded to their required levels, which then totaled $667 million.  As a result of the excess servicing of certain series of the Providian Gateway Master Trust falling below specified levels, we expect total spread account funding requirements to increase to approximately $725 million by the end of the second quarter of 2003.

Unsecured Funding Facilities.

Summary of Unsecured Funding Facilities

	March 31, 2003
(dollars in thousands)	Effective/ Issue Date	Facility Amount (1)	Outstanding	Maturity
Senior and subordinated bank note program(2)	2/98	$—	$108,811	2/04
Providian Financial shelf registration(3)	6/98	1,197,145	772,667	Various
Capital Securities	2/97	—	104,332	2/27

(1)          Funding availability and/or funding costs are subject to market conditions and contractual provisions.

(2)          Remaining facility amount of $2.97 billion currently not available as a result of condition that new note issuances are not permitted unless debt of bank issuer is rated investment grade. Bank notes currently outstanding under this program are all senior bank notes.

(3)          Outstanding securities issued under the shelf registration consist of two convertible debt offerings with earliest possible required principal payment dates beginning in August 2005 and February 2006.

The senior and subordinated bank note program was established by PNB and includes potential fixed or variable rate debt with maturities ranging from seven days to 15 years. However, this program is available only for debt that is rated investment grade at the time of issuance and is therefore not currently available to PNB. There can be no assurance that PNB will be able to successfully utilize this program in the future.

The principal source of funds for payment of dividends on our common stock is dividends received from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining prior regulatory consent. See “Regulatory Matters” in our 2002 Annual Report. Our banking subsidiaries do not currently have any plans to seek such consent. In addition, our board of directors has suspended for an indefinite period the payment of quarterly cash dividends on our common stock.

Investments    We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased to $1.85 billion as of March 31, 2003 from $1.86 billion as of December 31, 2002. Federal funds sold and securities purchased under resale agreements increased to $4.23 billion as of March 31, 2003 from $3.60 billion as of December 31, 2002.

Capital Adequacy

Each of our banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders’ equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is “well capitalized” or “adequately capitalized. “ See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—Supervision and Regulation Generally—Capital Requirements” in our 2002 Annual Report.

Capital Adequacy Guidelines

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	> 10%	> 8% < 10%
Tier 1	Tier 1/Total risk-based assets	> 6%	> 4% < 6%
Leverage	Tier 1/Adjusted average assets	> 5%	> 4% < 5%

Capital Ratios
(Call Report Basis)

Capital Ratios as of March 31, 2003	Providian National Bank	Providian Bank
Total risk-based	14.60%	20.50%
Tier 1	12.69%	19.00%
Leverage	17.79%	8.99%

Pursuant to the Capital Plans, our banking subsidiaries’ capital is also evaluated under the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”). Application of the Subprime Guidance results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. Under the methodology utilized under the Capital Plans for determining risk weightings, our banking subsidiaries have segmented their standard and middle market loan portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by the banks as of March 31, 2003, this methodology resulted in weighted average risk weightings against reported standard and middle segment loans of 160% at PNB and 164% at PB. On a combined basis, the banks’ weighted average risk weighting on a Subprime Guidance basis was approximately 161% against reported standard and middle segment loans of approximately $5.18 billion as of March 31, 2003. Such risk weightings are subject to change depending upon conditions in our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding to customers in the standard and middle segments, on a combined basis, totaled approximately $16.50 billion as of March 31, 2003. See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—Supervision and Regulation Generally—Capital Requirements” in our 2002 Annual Report.

PNB and PB have each met their commitments in the Capital Plans to achieve and maintain total risk-based capital ratios associated with “adequately capitalized” status after applying the Subprime Guidance risk weightings. As of March 31, 2003, PNB’s and PB’s capital ratios exceeded the requirements for “well capitalized” status after applying the Subprime Guidance risk weightings. PNB has committed to achieve by June 30, 2003 capital ratios associated with “well capitalized” status after applying the Subprime Guidance risk weightings and excluding from the calculation the effect of adopting the AIR guidance, and to achieve by June 30, 2004 capital ratios associated with “well capitalized” status after applying the Subprime Guidance risk weightings and including in the calculation the effect of adopting the AIR guidance. As of March 31, 2003, PNB’s total risk based capital ratio after applying the Subprime Guidance risk weightings and excluding the effect of the AIR guidance was 12.99%. PB is not affected by the AIR guidance and has committed to achieve by June 30, 2003 capital ratios associated with “well capitalized” status after applying the Subprime Guidance risk weightings.

Capital Ratios
(Applying Subprime Guidance)

Capital Ratios as of March 31, 2003	Providian National Bank (including AIR)	Providian Bank
Total risk-based	11.24%	12.42%
Tier 1	9.66%	11.03%
Leverage	17.79%	8.99%

Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with the growth in spread accounts and other retained subordinated interests relating to our securitizations, may result in the fluctuation of the banks’ risk-based capital ratios, as reported in their Call Reports and after applying the Subprime Guidance. However, with the substantial completion of our strategic asset dispositions and other strategic initiatives, as well as the generation of internal capital through the recognition of net income, and subject to ongoing review and update of our Capital Plans and the potential impact of evolving regulatory standards, we expect that our banking subsidiaries will be able to achieve the capital goals in their Capital Plans as required.

The capital requirements and classifications of our banking subsidiaries are subject to qualitative judgments by their regulators with respect to components, risk weightings, and other factors. The banking regulators have the authority to require us to adhere to higher capital requirements. This would necessitate increasing capital ratios by various means, including asset sales or equity issuances. In addition, the strategic initiatives that we have taken, and any that we may take in the future, could have an impact on the capital requirements of our banking subsidiaries.

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

In November 2001, the federal banking agencies published a final rule to revise the agencies’ regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banks to credit risk (the “residual interest rule”). The final rule was effective January 1, 2002 for any transaction covered under the rule that settled on or after the effective date. Our banking subsidiaries elected early adoption of the residual interest rule, effective January 1, 2002, as to transactions entered into before that date.

The residual interest rule adds new standards for the treatment of retained interests related to securitizations, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization’s relative exposure to credit risk. Specifically, the final rule amended capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital (concentration limit); and requiring “dollar-for-dollar” risk-based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement). As of March 31, 2003, PNB’s interest-only strips receivable represented 11% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips receivable.

On May 17, 2002, the federal banking agencies issued clarifying guidance on the regulatory capital treatment of AIR related to credit card securitizations. The guidance defined the AIR asset as a subordinated retained interest that requires “dollar-for-dollar” risk-based capital. On December 4, 2002, the agencies also provided guidance on the accounting for the AIR asset. We adopted the guidance for the capital treatment and accounting of the AIR in the fourth quarter of 2002.

Cautionary Statement Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described in our 2002 Annual Report under the heading “Risk Factors,” and are also described in other parts of our 2002 Annual Report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning quantitative and qualitative disclosures about market risk is provided under the caption “Interest Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Controls and Procedures.

Within the 90 days prior to the filing date of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported in a timely manner, are effective based on such evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Following our third quarter earnings announcement in October 2001, a number of lawsuits were filed against us. These include Rule 10b-5 securities class actions, two shareholder derivative actions, and class actions relating to our 401(k) plan (the “401(k) Plan”).

The Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California against us and certain of our executive officers and/or directors. These consolidated actions (In re Providian Financial Securities Litigation) allege that we and certain of our officers made false and misleading statements concerning our operations and prospects for the second and third quarters of 2001, in violation of federal securities laws. The actions define the putative class as those persons or entities who acquired our stock between June 6 and October 18, 2001, and they seek damages, interest, costs, and attorneys’ fees. Our motion to dismiss was denied on December 4, 2002 and the case is moving into the discovery phase.

The shareholder derivative actions were filed in December 2001 and January 2002 in California state court in San Francisco. These actions generally seek redress against the members of our board of directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract and violation of state insider trading law. The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys’ fees and other relief.

The class actions relating to the 401(k) Plan were filed beginning in December 2001 in the District Court for the Northern District of California against us and/or certain of our executive officers and directors. The purported class comprises all persons who were participants or beneficiaries of the Plan since July 17, 2001. These consolidated actions (In re Providian Financial ERISA Litigation) allege, among other things, that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by encouraging participants to invest in our common stock, and restricting sales of the common stock held under the Plan, at a time when the common stock was an unsuitable Plan investment. The parties have agreed to settle this litigation on a classwide basis for $8.6 million, which will be funded by our insurance carriers. The settlement received preliminary approval from the court in April 2003.

Beginning in 1999, the Company was named as a defendant in a number of legal proceedings relating to allegedly unfair and deceptive business practices by our banking subsidiaries in the marketing of cardholder service products and other practices. In June 2000, the Company reached settlements with the Comptroller, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to these consumer claims. In December 2000, the Company announced that it had agreed to settle the consumer class action and other lawsuits pending in state and federal court relating to such practices. This settlement received final state court approval in November 2001 and the federal court actions were dismissed in March 2002. In connection with these settlements the Company agreed to make certain business practice changes and to pay restitution to affected customers. Approximately 6,400 class members opted out of participation in the class action settlement and approximately 825 of those class members have filed individual actions against the Company that are currently pending.

In February 2001, the Company was named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits have since been filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which we moved to dismiss in March 2002. The parties are awaiting a ruling by the court.

In July 2002, the Company was named as a defendant in a putative class action suit entitled Shoars v. Providian Bancorp Services, Providian Financial Corporation, et al., which was filed against the Company in California state court, alleging that our Paid Time Off (“PTO”) plan violates California Labor Code section 227.3 because the Company caps the payout of PTO benefits for terminated employees at 40 hours. We removed the case to federal court on the grounds that federal ERISA law governs the PTO plan and therefore preempts California law. The plaintiffs filed a motion to remand the case to state court, which we opposed. The federal court granted plaintiffs’ motion and the matter has been sent back to state court.

Following the filing of a claim in arbitration, we continue to have settlement discussions with our former Chief Executive Officer, Shailesh Mehta, concerning severance and other benefits alleged to be due under Mr. Mehta’s employment agreement in connection with the termination of his employment in November 2001.

In addition, we are commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of our activities. An informed assessment of the ultimate outcome or potential liability associated with our pending lawsuits and other potential claims that could arise is not feasible at this time.

Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional proceedings will not be brought. While we believe that we have substantive defenses in the actions and claims described above and intend to defend those actions and claims vigorously, we cannot predict their ultimate outcome or their potential future impact on us. We do not presently expect any of these matters to have a material adverse effect on our business, financial condition or results of operations, but can give no assurance that they will not have such an effect.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The 2003 Annual Meeting of Stockholders of the Company was held on May 1, 2003.

(b)                                 The following directors were elected at such meeting:

Richard D. Field

F. Warren McFarlan

Joseph W. Saunders

The following directors continued their term of office after such meeting:

James V. Elliott
J. David Grissom
Robert J. Higgins
Ruth M. Owades
Francesca Ruiz de Luzuriaga
Jane A. Truelove

(c)                                  The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld

Richard D. Field	244,557,391	18,865,212
F. Warren McFarlan	231,072,375	32,350,228
Joseph W. Saunders	245,826,731	17,595,872

Item	Votes For	Votes Against	Abstain	Broker Non-Votes

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2003	255,645,510	6,293,354	1,483,739	—

Stockholder proposal relating to expensing of stock options	93,863,323	78,468,747	9,500,824	81,589,709

No other matter was voted upon at such meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 99.1	Certification of Periodic Report

Exhibit 99.2	Certification of Periodic Report

(b)                                 Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the first quarter of 2003:

The Company filed a report on Form 8-K (dated January 15, 2003) on January 15, 2003 with respect to its managed net credit loss rate for the month ended December 31, 2002 and its 30+ day managed delinquency rate as of December 31, 2002, including results from both reported and securitized loans, including loans securitized in the Providian Gateway Master Trust.

The Company filed a report on Form 8-K (dated February 13, 2003) on February 13, 2003 with respect to its managed net credit loss rate for the month ended January 31, 2003 and its 30+ day managed delinquency rate as of January 31, 2003, including results from both reported and securitized loans, including loans securitized in the Providian Gateway Master Trust.

The Company filed a report on Form 8-K (dated March 17, 2003) on March 17, 2003 with respect to its managed net credit loss rate for the month ended February 28, 2003 and its 30+ day managed delinquency rate as of February 28, 2003, including results from both reported and securitized loans, including loans securitized in the Providian Gateway Master Trust.

(c)                                  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Three months ended March 31, 2003	Year ended December 31,
		2002	2001	2000	1999	1998

Earning to Fixed Charges
Excluding interest on deposits	1.57	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.04	1.25	1.24	2.27	3.03	2.93

Earnings to Combined Fixed Charges and Preferred Stock(1)
Excluding interest on deposits	1.57	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.04	1.25	1.24	2.27	3.03	2.93

(1)          Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

Date: May 15, 2003	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: May 15, 2003	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

CERTIFICATION

I, Joseph W. Saunders, the President and Chief Executive Officer of Providian Financial Corporation (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

Date: May 15, 2003

/s/ Joseph W. Saunders
Joseph W. Saunders
President and Chief Executive Officer

CERTIFICATION

I, Anthony F. Vuoto, the Chief Financial Officer of Providian Financial Corporation (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

Date: May 15, 2003

/s/ Anthony F. Vuoto
Anthony F. Vuoto
Chief Financial Officer