Form 10-K/A
period 2002-12-31
PROVIDIAN FINANCIAL CORP
filed 2003-05-19
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Form 10-K/A is being filed solely for the purpose of revising pro forma net income disclosure relating to stock-based compensation. This change does not affect reported net income. The registrant accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the registrant reports the pro forma compensation expense related to stock-based compensation based on the fair value at the date of the grant recognized over the vesting period of the grant. The disclosure also includes pro forma net income and earnings per share adjusted to reflect the additional pro forma expense. This information appears in the Stock-Based Employee Compensation Cost and Pro Forma Net Income and Earnings Per Common Share table under the heading "Stock-based employee compensation" in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements which are included in the registrant's 2002 Annual Report to Shareholders. This table appeared on page F-10 of the registrant's 2002 Annual Report to Shareholders and is part of the financial statements and supplementary data incorporated by reference into Item 8 of the registrant's 10-K for the year ended December 31, 2002. The revised amounts appear in the following lines of the table: "Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net of taxes;" "Pro forma net income;" "Net income per common share: Pro forma—basic;" and "Net income per common share: Pro forma—assuming dilution."

        Subsequent to the filing of the registrant's original Form 10-K, the registrant determined that the pro forma disclosure of stock-based compensation expense included an expense reduction for forfeitures of vested stock options. The revised pro forma expense reflects an expense reduction for forfeitures of only non-vested stock options. Under its accounting policy, the registrant recognizes the effect of forfeitures of non-vested stock options in the period they occur. The revised pro forma measures are presented in the Stock-Based Employee Compensation Cost and Pro Forma Net Income and Earnings Per Common Share table set forth below. The complete text of the registrant's consolidated financial statements and supplementary data for the year ended December 31, 2002, including the revised Stock-Based Employee Compensation Cost and Pro Forma Net Income and Earnings Per Common Share table, is set forth in Exhibit 13 to this Form 10-K/A. Other than the revised table, which appears on page F-10 of Exhibit 13 to this Form 10-K/A, there are no changes in such consolidated financial statements and supplementary data.

        This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the revised table set forth below.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Year ended December 31,
(dollars in thousands, except per share data)
	2002	2001	2000
Restricted and unrestricted stock amortization, net of taxes, included in net income, as reported	$7,246	$7,702	$8,111
Net income, as reported	218,166	38,897	651,762
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net of taxes	39,973	76,832	66,435

Pro forma net income	$178,193	$(37,935)	$58,327

Net income per common share:
As reported—basic	$0.77	$0.14	$2.29

As reported—assuming dilution	$0.75	$0.13	$2.23

Net income per common share:
Pro forma—basic	$0.63	$(0.13)	$2.06

Pro forma—assuming dilution	$0.62	$(0.13)	$2.00

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data for the year ended December 31, 2002 is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on pages F-3 and F-4; "Consolidated Statements of Cash Flows," on page F-5; "Notes to Consolidated Financial Statements," on pages F-6 through F-44; and "Report of Independent Auditors," on page F-46 of Exhibit 13 to this Form 10-K/A; and under the caption "Quarterly and Common Stock Data" on page 27 of the registrant's Annual Report to shareholders for the year ended December 31, 2002, incorporated by reference to Exhibit 13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003).

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
11
Computation of Earnings Per Share (incorporated by reference to Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003).

12
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (incorporated by reference to Exhibit 12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003).
13	Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2002.
21
Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003).
23	Consent of independent auditors.
99.1	Certification of Periodic Report.
99.2	Certification of Periodic Report.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

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

Date: May 19, 2003

PROVIDIAN FINANCIAL CORPORATION
By:	/s/ ANTHONY F. VUOTO Anthony F. Vuoto Vice Chairman and Chief Financial Officer

Chief Executive Officer Certification

        I, Joseph Saunders, the President and of Providian Financial Corporation (the "Registrant"), certify that:

          1.     I have reviewed this annual report on Form 10-K/A of the Registrant;

          2.     Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K/A is being prepared;

            b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K/A (the "Evaluation Date"); and

            c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The Registrant's other certifying officers and I have indicated in this annual report on Form 10-K/A whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By:	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders President and Chief Executive Officer

Chief Financial Officer Certification

        I, Anthony F. Vuoto, the Chief Financial Officer of Providian Financial Corporation (the "Registrant"), certify that:

          1.     I have reviewed this annual report on Form 10-K/A of the Registrant;

          2.     Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K/A is being prepared;

            b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K/A (the "Evaluation Date"); and

            c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The Registrant's other certifying officers and I have indicated in this annual report on Form 10-K/A whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By:	/s/ ANTHONY F. VUOTO Anthony F. Vuoto Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Chief Executive Officer Certification
Chief Financial Officer Certification