Form 10-Q
period 2003-06-30
PROVIDIAN FINANCIAL CORP
filed 2003-08-14
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No  ☐

As of July 31, 2003, there were 290,161,915 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$719,131	$344,277
Federal funds sold and securities purchased under resale agreements	4,496,000	3,601,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,417,658 at June 30, 2003 and $1,839,854 at December 31, 2002)	1,420,007	1,856,607
Loans held for securitization or sale	667,088	—
Loans receivable, less allowance for credit losses of $701,488 at June 30, 2003 and $1,012,461 at December 31, 2002	5,048,135	5,895,296
Premises and equipment, net	104,706	119,260
Interest receivable	46,066	60,841
Due from securitizations	3,155,046	3,723,382
Deferred taxes	335,857	487,529
Other assets	214,202	562,738
Total assets	$16,206,238	$16,650,930

Liabilities
Deposits:
Non-interest bearing	$42,940	$56,724
Interest bearing	12,095,736	12,605,353
Total deposits	12,138,676	12,662,077

Short-term borrowings	108,757	91,529
Long-term borrowings	1,044,760	864,048
Deferred fee revenue	142,485	211,978
Accrued expenses and other liabilities	486,493	577,894
Total liabilities	13,921,171	14,407,526

Company obligated mandatorily redeemable capital securities	104,332	104,332

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: June 30, 2003—290,703,985 shares; December 31, 2002— 290,880,218 shares)	2,907	2,909
Retained earnings	2,192,229	2,202,960
Cumulative other comprehensive income	1,256	9,888
Common stock held in treasury—at cost (June 30, 2003—301,453 shares; December 31, 2002—1,498,398 shares)	(15,657)	(76,685)
Total shareholders’ equity	2,180,735	2,139,072
Total liabilities and shareholders’ equity	$16,206,238	$16,650,930

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2003	2002	2003	2002
Interest Income
Loans	$247,740	$350,482	$558,080	$838,567
Federal funds sold and securities purchased under resale agreements	13,610	7,098	23,436	12,707
Other	30,322	46,813	62,355	85,454
Total interest income	291,672	404,393	643,871	936,728

Interest Expense
Deposits	153,153	185,738	314,375	381,041
Borrowings	10,714	10,280	21,337	22,032
Total interest expense	163,867	196,018	335,712	403,073

Net interest income	127,805	208,375	308,159	533,655

Provision for credit losses	132,004	80,385	393,819	960,464

Net interest (loss) income after provision for credit losses	(4,199)	127,990	(85,660)	(426,809)

Non-Interest Income
Servicing and securitization	162,728	124,830	353,316	445,190
Credit product fee income	219,614	286,200	419,807	631,127
Other	10,973	98,959	37,730	546,852
	393,315	509,989	810,853	1,623,169
Non-Interest Expense
Salaries and employee benefits	95,856	138,860	192,831	303,878
Solicitation and advertising	53,527	104,189	118,905	212,871
Occupancy, furniture, and equipment	31,793	82,523	60,476	135,755
Data processing and communication	32,411	44,708	63,081	93,994
Other	110,987	119,054	217,589	289,920
	324,574	489,334	652,882	1,036,418
Income from continuing operations before income taxes	64,542	148,645	72,311	159,942
Income tax expense	25,494	58,715	28,563	63,177
Income from continuing operations	39,048	89,930	43,748	96,765
Income from discontinued operations, net-of-taxes	—	63,972	—	67,156
Net Income	$39,048	$153,902	$43,748	$163,921

Earnings per common share-basic
Income from continuing operations	$0.14	$0.32	$0.15	$0.34
Income from discontinued operations, net-of-taxes	—	0.22	—	0.24
Earnings per common share-basic	$0.14	$0.54	$0.15	$0.58

Earnings per common share-assuming dilution
Income from continuing operations	$0.13	$0.31	$0.15	$0.34
Income from discontinued operations, net-of-taxes	—	0.22	—	0.23
Earnings per common share-assuming dilution	$0.13	$0.53	$0.15	$0.57

Weighted average common shares outstanding-basic (000)	286,310	284,250	286,303	284,163

Weighted average common shares outstanding-assuming dilution (000)	289,769	294,172	288,775	293,847

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held In Treasury	Total

Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			163,921			163,921
Unrealized loss on securities, net of income tax benefit of $856				(1,311)		(1,311)
Foreign currency translation adjustments, net of income tax expense of $700				1,071		1,071
Total comprehensive income						163,681

Purchase of 281,502 common shares for treasury					(1,487)	(1,487)
Exercise of stock options and other awards		(10,625)	9,773		1,926	1,074
Issuance of restricted and unrestricted stock less forfeited shares	44	15,313			(575)	14,782
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $12,141		(2,641)				(2,641)
Net tax effect from employee stock plans		(2,047)				(2,047)
Balance at June 30, 2002	$2,906	$—	$2,145,053	$9,567	$(76,653)	$2,080,873

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net Income			43,748			43,748
Unrealized loss on securities, net of income tax benefit of $5,636				(8,632)		(8,632)
Total comprehensive income						35,116

Purchase of 110,079 common shares for treasury					(661)	(661)
Exercise of stock options and other awards		28,940	(54,479)		28,665	3,126
Issuance of restricted and unrestricted stock less forfeited shares	(2)	(29,612)			33,024	3,410
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $4,680		1,273				1,273
Net tax effect from employee stock plans		(601)				(601)
Balance at June 30, 2003	$2,907	$—	$2,192,229	$1,256	$(15,657)	$2,180,735

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$43,748	$163,921
Income from discontinued operations	—	(67,156)
Income from continuing operations	43,748	96,765
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	393,819	960,464
Depreciation and amortization of premises and equipment	21,935	24,953
Amortization of net loan acquisition costs	10,232	23,916
Amortization of deferred compensation related to restricted and unrestricted stock	4,680	12,141
Decrease in deferred fee revenue	(69,493)	(185,061)
Decrease in deferred income tax benefit	157,444	549,750
Decrease in interest receivable	14,775	22,932
Gain from sale of interests in Providian Master Trust	—	(401,903)
Net decrease in other assets	327,996	57,742
Net decrease in accrued expenses and other liabilities	(105,801)	(418,103)
Net cash provided by operating activities	799,335	743,596

Investing Activities
Net cash from loan originations and principal collections on loans receivable	684,809	2,287,922
Net decrease in securitized loans	(907,800)	(887,126)
Net proceeds from sale of Providian Master Trust	19,553	2,777,559
Decrease in due from securitizations	568,336	454,851
Purchases of available-for-sale investment securities	(2,304,836)	(2,476,989)
Proceeds from maturities and sales of available-for-sale investment securities	2,727,032	1,935,332
Increase in federal funds sold and securities purchased under resale agreements or similar arrangements	(895,000)	(3,993,000)
Net purchases of premises and equipment	(7,381)	(697)
Net cash (used) provided by investing activities	(115,287)	97,852

Financing Activities
Net decrease in deposits	(516,089)	(1,419,869)
Proceeds from issuance of term federal funds	—	400,000
Repayment of term federal funds	—	(400,000)
Repayment of short-term borrowings	(91,620)	(117,186)
Proceeds from long-term borrowings	296,050	8,173
Repayment of long-term borrowings	—	(4,959)
Purchase of treasury stock	(661)	(1,487)
Proceeds from exercise of stock options	3,126	1,074
Net cash used by financing activities	(309,194)	(1,534,254)
Net cash provided by discontinued operations	—	628,188
Net Increase (Decrease) in Cash and Cash Equivalents	374,854	(64,618)
Cash and cash equivalents at beginning of period	344,277	449,586
Cash and cash equivalents at end of period	$719,131	$384,968

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003 (unaudited)

Note 1.  Organization and Basis of Presentation

Providian Financial Corporation (the “Company”) is a corporation incorporated under the laws of Delaware. The Company’s wholly owned banking subsidiaries are Providian National Bank (“PNB”) and Providian Bank (“PB”). Through its banking subsidiaries, primarily PNB, the Company offers credit card and deposit products throughout the United States. The Company markets consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

In November 2001, the Company announced that it would discontinue its operations in Argentina and the United Kingdom, and the Company sold those operations in 2002. Accordingly, the operations of the Company’s subsidiaries and branches in those locations are reflected as discontinued operations on the Company’s 2002 statements of income.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require disclosures in the notes to both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The stock-based compensation plan disclosures required by SFAS No. 123 and SFAS No. 148 are provided in this Note and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in Note 21 to Consolidated Financial Statements.

The following table reflects, for the three and six months ended June 30, 2003 and 2002, the stock-based employee compensation costs arising out of the restricted and unrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects compensation expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2003	2002	2003	2002
Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported	$1,633	$3,643	$2,831	$7,345
Net income, as reported	39,048	153,902	43,748	163,921
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(1)	6,678	13,192	13,708	25,327
Pro forma net income	$32,370	$140,710	$30,040	$138,594
Net income per common share:
As reported-basic	$0.14	$0.54	$0.15	$0.58
As reported-assuming dilution	$0.13	$0.53	$0.15	$0.57
Net income per common share:
Pro forma-basic	$0.11	$0.50	$0.10	$0.49
Pro forma-assuming dilution	$0.11	$0.49	$0.10	$0.48

(1)                                  The pro forma stock-based compensation expenses for the three and six months ended June 30, 2003 and 2002 include the effects of an expense reduction for non-vested stock options that have been forfeited in the relevant period.

The fair value of the stock options granted by the Company was estimated at the grant date using the Black-Scholes modeling technique with the following assumptions: for grants issued during the three and six months ended June 30, 2003, risk-free weighted average interest rate of 1.91%, no dividend yield, weighted average expected volatility of 94%, and expected stock option life of four years; during the three months ended June 30, 2002, risk-free weighted average interest rate of 3.66%, no dividend yield, weighted average expected volatility of 93%, and expected stock option life of four years; and during the six months ended June 30, 2002, risk-free weighted average interest rate of 3.66%, no dividend yield, weighted average expected volatility of 92%, and expected stock option life of four years.

Assumptions made for offerings under the Company’s 1997 Employee Stock Purchase Plan for the three and six months ended June 30, 2003 were risk-free weighted average interest rate of 1.26%, no dividend yield, weighted average expected volatility of 135%, and expected life of one year as compared to assumptions for the three and six months ended June 30, 2002 of risk-free weighted average interest rate of 2.16%, no dividend yield, weighted averaged expected volatility of 86%, and expected life of one year.

The weighted average fair values of the stock options granted by the Company during the three and six months ended June 30, 2003 were $4.90 and $4.87 per common share and during the three and six months ended June 30, 2002 were $4.80 and $4.76 per common share. The weighted average fair values of the offerings under the Company’s 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2003 and 2002 were $3.74 and $1.55 per common share. The exercise price of each stock option is based on the market price of the Company’s common stock on the date of the grant. Expiration dates range from August 4, 2003 to June 30, 2013 for options outstanding at June 30, 2003.

Note 3.  Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any. FIN 46 became effective upon its issuance for interests in a VIE acquired after January 31, 2003, and became effective after June 30, 2003 for VIEs acquired on or before February 1, 2003. Because the Company’s securitizations are structured as qualifying special purpose entities, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46, the Company’s securitization trusts are not required to be consolidated.

Since January 31, 2003, the Company has not acquired an interest in a VIE. The Company has completed its review of potential VIEs acquired before February 1, 2003 and determined that there are no material entities that meet the criteria for consolidation under FIN 46.

Note 4.  Interest and Fee Income Recognition

Beginning on January 1, 2002, the Company adopted a new methodology (the “suppression methodology”) for recognizing finance charge and fee income. Under the suppression methodology, interest and fees that would otherwise accrue on reported loans and other assets, but that the Company estimates will not be collected (the “suppressed amounts”), are not recognized as interest income, credit product fee income, or servicing and securitization income on the Company’s income statement and are not included in loans receivable, interest receivable, or due from securitizations on the Company’s balance sheet. In connection with its securitizations, the Company recognizes a portion of the interest and fee income relating to the securitized loans receivable in servicing and securitization income. Under the suppression methodology, the Company analyzes projected credit loss rates, delinquency status, and historical loss experience to estimate the suppressed amounts.

During the second quarter of 2002, due to continuing high levels of customer bankruptcies and the impact of such bankruptcies on the collectibility of interest and fees, the Company began to include in its estimate of uncollectible interest and fees an amount expected to charge off due to customer bankruptcies, regardless of delinquency status. The additional estimated amounts associated with customer bankruptcies were included in the suppressed amounts. Prior to the second quarter of 2002, the estimates focused on delinquency roll rates (the percentage of customers whose delinquency status worsens from month to month) and the Company did not include separate amounts for loans expected to charge off due to bankruptcy.

When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations are reversed against income. During the second quarter and first half of 2003 and 2002, the Company’s reported interest and fee income and servicing and securitization income were reduced as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals as follows:

Reductions to Interest and Fee Income

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2003	2002	2003	2002
Interest	$39	$47	$85	$122
Fee	52	102	111	224
Servicing and securitization	153	189	295	348
Total	$244	$338	$491	$694

Note 5.  Investment Securities

Summary of Investment Securities

	June 30, 2003				December 31, 2002
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Market Value
Investment Securities Available-for-Sale
United States Treasury and federal agency bonds	$63,270	$—	$14	$63,256	$622,144	$622,081
Mortgage-backed securities	1,275,864	2,365	—	1,278,229	974,002	982,023
Equity securities	26,860	—	—	26,860	25,420	25,420
Other	51,664	7	9	51,662	218,288	227,083
Total investment securities available-for-sale	$1,417,658	$2,372	$23	$1,420,007	$1,839,854	$1,856,607

For the three months ended June 30, 2003, the Company sold investment securities with an amortized cost of $555.6 million at a net realized gain of $0.4 million, which is a combination of a gross gain of $0.9 million and a gross loss of $0.5 million. For the six months ended June 30, 2003, the Company sold investment securities with an amortized cost of $943.0 million at a net realized gain of $10.0 million, which is a combination of a gross gain of $11.2 million and a gross loss of $1.2 million. No investment securities were sold during the six months ended June 30, 2002. The Company calculates realized gains and losses using the specific identification method.

Note 6.  Loans Receivable and Loans Held for Securitization or Sale

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collection procedures. At June 30, 2003, the Company had no significant regional domestic or foreign concentrations of credit risk.

The Company reclassified substantially all of the Providian Bank loans and related interest receivable to loans held for securitization or sale as of June 30, 2003. The fair value of $667.1 million was estimated based upon anticipated terms of the sale. The net book value of the loans and interest receivable held for securitization or sale was reduced to fair value by adding $11.9 million to the allowance for credit losses related to these loans.  The loan balances and related allowance of $171.6 million were then transferred to loans held for securitization or sale.

At March 31, 2002, the Company reclassified certain higher risk loans to loans held for securitization or sale. Prior to the transfer, the net book value of the loans was decreased to fair value by adding $388.2 million to the allowance for credit losses related to these loans. The loan balances and related allowance of $985.9 million were then transferred to loans held for securitization or sale, resulting in a new basis for the loans of $1.61 billion.

Note 7.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements. During the three months ended June 30, 2003 and 2002, the Company did not enter into any new securitizations. For the six months ended June 30, 2003 and 2002, the Company securitized $1.09 billion and $257.7 million of loans receivable. The Company recognized net losses of $16.2 million and $6.5 million in the six months ended June 30, 2003 and 2002 from the recognition of retained interests from the new securitization transactions. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of the initial sale. In addition to the amount recognized upon the initial sale and the subsequent impact of changes in the fair value of retained interests, the Company’s earnings in the six months ended June 30, 2003 were affected by an increase to the allowance for credit losses due to an increase in loans receivable that resulted from the amortization of certain securitizations. This increase in loans receivable was partially offset by new securitization activity during the first quarter of 2003 that had the effect of reducing our reported loans receivable and the associated allowance. After the initial sale, the Company’s securitizations impact its earnings through changes in the fair values of its retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strip receivable.

The total amount of securitized loans as of June 30, 2003 and December 31, 2002 was $11.04 billion and $12.33 billion. Due from securitizations was $3.16 billion as of June 30, 2003, and $3.72 billion as of December 31, 2002. At June 30, 2003 and December 31, 2002, the primary components of due from securitizations were retained subordinated certificateholders’ interests, which were $1.79 billion and $2.06 billion; interest-only strips receivable, which were $237.7 million and $257.4 million; spread accounts, which were $516.7 million and $467.0 million; and accrued interest receivable which were of $418.6 million and $488.1 million.

The retained subordinated certificateholders’ interests represent debt securities and are accounted for as trading securities. They are reported at fair value under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are included on the Company’s balance sheet in due from securitizations. The retained subordinated certificateholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid upon the maturity of the securitization transaction. Upon origination of a securitization, the Company recognizes these assets at their allocated carrying value in accordance with SFAS No. 140 "Accounts for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). The allocated carrying value is less than the face value of the certificate, and the difference is recorded as a reduction to servicing and securitization income. At the same time, the Company recognizes the fair value of these assets. The Company determines fair value through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

Subsequent to the initial fair value recognition, the Company evaluates its retained subordinated certificateholders’ interests and recognizes changes in their fair market value in servicing and securitization income. The fair market value changes reflect the Company’s revisions in expected future cash flows and changes in discount rates, which incorporate the relative risk of the cash flows, which includes factors such as the life of the underlying receivables and the term of the certificateholders’ interests. As certificateholders’ interests approach maturity, their fair values generally approach their face value and the discounts are accreted, with the amount of such accretion realized in servicing and securitization income. The following table summarizes the retained subordinated certificateholders’ interests in the Providian Gateway Master Trust as of June 30, 2003 and December 31, 2002. For more information on the AIR guidance, see "Overview of Critical Accounting Policies—Securitization Accounting" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

Providian Gateway Master Trust
Summary of Retained Subordinated Certificateholders’ Interests

(dollars in millions)	June 30, 2003	December 31, 2002
Retained subordinated certificateholders’ interests
Face value	$2,113	$2,499
Discount	(321)	(442)
Fair market value	1,792	2,057
Weighted average remaining term (months)	16	17

For the three and six months ended June 30, 2003, the changes in net unrealized gains on retained subordinated certificateholders’ interests included in earnings were $90.0 million and $208.6 million. These unrealized gains are recognized in servicing and securitization income.

The Company’s valuations of retained subordinated certificateholders’ interests, the AIR, interest-only strips receivable, and spread accounts require it to use its judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Retained subordinated certificateholders’ interests are discounted at rates that reflect the relative risk of cash flows, which includes factors such as the level of subordination, the projected repayment term, and the credit risk of the securitized loans. In valuing interest-only strips receivable, the Company estimates the interest that will be collected on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be received over the period the securitized loans will be outstanding. The spread accounts are recorded at fair value through a discounted cash flow analysis based on projected release of funds from the spread accounts to the Company.

At least quarterly, the Company adjusts the valuations of the retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to the initial assumptions and estimates. The Company also continues to refine the financial models used to update measures of the timing and amount of expected future cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows and the underlying economic assumptions. Changes in the estimated fair value of the retained interests are reported as a component of non-interest income, servicing and securitization on the Company’s income statement.

The table below presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the six months ended June 30, 2003 and 2002.

Securitization Key Assumptions

	June 30,
	2003	2002
Payment rate(1)	5.2%	6.3%
Expected net credit losses	18.6%	17.2%
Weighted average loans receivable life (in years)(2)	1.0	1.1
Discount rate(3)	6.3%-20.0%	8.2%-20.0%
Average interest rate margin for third party investors(4)	0.86%	0.43%

(1)           The monthly payment rate represents a forecast of principal collections for the month divided by a forecast of the aggregate amount of principal loans receivable at the beginning of the month. This rate is an average of forecasted monthly rates. In the fourth quarter of 2002, the Company began utilizing a payment rate based on principal only rather than total collections. The Company believes a principal payment rate more accurately measures the projected outstanding loan balances allocated to the certificateholders’ interests. On a comparable basis, the principal only payment rate for the six months ended June 30, 2002 was 4.2%.

(2)           The weighted average loans receivable life is calculated by multiplying the principal collections expected in each future period by the number of periods until the balance is paid, summing those products, and dividing by the initial principal balance.

(3)           Discount rate assumptions vary based on the relative risk of cash flows, which includes factors such as the level of subordination, the projected repayment term and the credit risk of the securitized loans.

(4)           The interest rate paid to third party investors is a variable rate based on this margin plus the London Interbank Offered Rate (LIBOR).

The key economic assumptions used in valuing retained subordinated interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at June 30, 2003 are presented below. These sensitivities are hypothetical and should be used with caution.

Securitization Sensitivities

(dollars in millions)	Discount Rate	Expected Net Credit Losses	Payment Rate
Current assumptions	4.1% - 20.0%	18.7%	5.7%
Impact on fair value of:
10% adverse change	$(39)	$(118)	$(11)
20% adverse change	$(76)	$(207)	$(20)

The adverse changes to these key economic assumptions are hypothetical and are presented in accordance with SFAS No. 140. As the figures above indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of changing one assumption on the fair value of the retained subordinated interests is computed without allowing any other assumption to change. In reality, changes in one assumption may result in changes in others. Furthermore, the sensitivities presented do not reflect actions that management might take to mitigate the impact of the adverse change.

The table below summarizes certain cash flows from and paid in respect of securitizations for the six months ended June 30, 2003 and 2002:

Securitization Cash Flows

	For the six months ended June 30,
(dollars in millions)	2003	2002
Proceeds from new securitizations(1)	$815	$195
Proceeds from collections reinvested in revolving period of securitizations(1)	3,548	4,629
Servicing fees received	167	203
Net cash flows received on retained interests	179	83
Principal paid in respect of maturing securitizations(1)	(1,723)	(957)

(1)           Cash flows received or paid with respect to third party certificateholders’ interests.

Note 8.  Guarantees and Contingencies

Guarantees

In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for the purpose of calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge will continue in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. However, the pledge agreement calls for the pledged collateral to be reduced upon the repayment of one of the series, which has an expected final payment date of September 15, 2003. The other series has an expected final payment date of September 15, 2005.

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

Note 9.  Long-Term Borrowings and Capital Securities

Long-term borrowings and capital securities consist of borrowings having an original maturity of one year or more. For purposes of comparability, certain prior period amounts have been reclassified.

Summary of Long-Term Borrowings and Capital Securities

(dollars in thousands)	June 30, 2003	December 31, 2002
Long-Term Borrowings
6.65% senior bank notes maturing in 2004	$—	$108,801
3.25% convertible senior notes maturing in 2005	343,302	343,302
Zero coupon convertible senior notes maturing in 2021(1)	433,638	425,135
4.00% convertible senior notes maturing in 2008	287,500	—
	1,064,440	877,238
Less unamortized issuance costs	19,680	13,190
Total long-term borrowings	$1,044,760	$864,048

Capital Securities
Company obligated mandatorily redeemable capital securities	$104,332	$104,332

(1)           Amount includes the accreted portion of a yield to maturity of 4.00% per year. Holders will receive full principal amount of $884.0 million at maturity.

Convertible Senior Notes.  On May 27, 2003, the Company issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 with interest payable semiannually on May 15 and November 15 of each year, commencing on November 15, 2003. If specified conditions are met, these notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of the Company’s common stock for each $1,000 of note principal. In addition, contingent interest is required to be paid to holders if certain specified conditions are met. The Company may not redeem the notes prior to their maturity. Holders may require the Company to purchase their notes following a fundamental change, as defined in the related indenture supplement.

Company Obligated Mandatorily Redeemable Capital Securities. In 1997, through Providian Capital I, a wholly owned subsidiary statutory business trust, the Company issued mandatorily redeemable preferred securities, which accumulate accrued distributions that are payable semiannually. The Company has the right to cause the redemption of the capital securities on or after February 1, 2007, or earlier in the event of certain regulatory changes. The redemption price depends on several factors, including the date of the redemption, the present value of the principal and premium payable, and the accumulated but unpaid distributions on the capital securities. The sole assets of Providian Capital I are $109.3 million in aggregate principal amount of the Company’s 9.525% junior subordinated deferrable interest debentures due February 1, 2027 and the right to reimbursement of expenses under a related expense agreement with the Company. The Company’s obligations under the capital securities constitute a full and unconditional guarantee.

In accordance with FIN 46 (see Note 3 to Consolidated Financial Statements), the Company has determined that Providian Capital I is a VIE and that the Company is not the primary beneficiary. The Company would not absorb a majority of the trust’s expected losses if they were to occur. As a result, the Company will deconsolidate the trust, and the Company will no longer report the trust's capital securities on its balance sheet. Effective July 1, 2003, the Company will report $109.3 million in junior subordinated deferrable interest debentures related to the capital securities in long-term borrowings and the Company's equity investment in the trust of $5.0 million in other assets. Prospectively, it will report the related interest as interest expense and its equity in the earnings of the nonconsolidated trust as non-interest income—other.

Note 10.  Asset Sales

In February 2002, the Company sold its interests in the Providian Master Trust, which primarily consisted of $1.4 billion of reported loans receivable and $472 million of retained subordinated interests held by PNB. As of the date of sale, the Providian Master Trust contained nearly $8 billion of loans receivable arising from approximately 3.3 million active credit card accounts. This transaction resulted in cash proceeds of approximately $2.8 billion and a first quarter 2002 gain of approximately $401.9 million, which was included in non-interest income.

Also in February 2002, the Company agreed with investors to terminate a securitization transaction that funded approximately $410 million of receivables arising from a portfolio of accounts acquired in 1998. Substantially all of these receivables were included in the structured sale of the $2.4 billion higher risk asset portfolio completed in June 2002, which is described below.

In June 2002, the Company completed the structured sale of the $2.4 billion higher risk asset portfolio transferred to loans held for securitization or sale during the first quarter of 2002. In addition to charges of $388.2 million to adjust the portfolio to fair value and $15.1 million in related transaction expenses during the first quarter of 2002, the Company recognized a loss in the second quarter of 2002 of $4.5 million related to the reduction in carrying value of the receivables in the portfolio and related transaction costs.

On August 1, 2003, the Company completed the sale of 435,000 credit card accounts with $859 million in outstanding balances, which comprised substantially all of the credit card loans of Providian Bank. The Company expects to transfer servicing of the receivables in August 2003. Effective June 30, 2003, the Company reclassified the loans and related accrued interest receivable to loans held for securitization or sale and recognized a loss of approximately $8 million, or a decrease of $0.03 in earnings per diluted share.

Note 11.  Discontinued Operations

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reclassified the balances relating to its United Kingdom and Argentina operations on its consolidated financial statements to reflect the disposition of these operations. The revenues, costs and expenses, and cash flows of these operations have been segregated in the Company’s consolidated statements of income and consolidated statements of cash flows for all periods presented and have been separately reported as “discontinued operations.”

Sales of our discontinued operations in the United Kingdom and Argentina were finalized during the second quarter of 2002 and resulted in a total gain of $103.6 million. No results from discontinued operations were reported for the three and six months ended June 30, 2003. The Company reported $3.2 million of income (net of $2.1 million in related taxes) for the first quarter of 2002 and $64.0 million of income (net of $41.8 million in related taxes) for the second quarter of 2002 from discontinued operations.

Note 12.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net of related taxes, for the six months ended June 30, 2003 and 2002 are as follows:

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Cumulative Other Comprehensive Income
Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(2,167)	1,771	(396)
Tax benefit (expense)	856	(700)	156
Balance at June 30, 2002	$9,567	$—	$9,567

Balance at December 31, 2002	$9,888	$—	$9,888
Other comprehensive income	(14,268)	—	(14,268)
Tax benefit	5,636	—	5,636
Balance at June 30, 2003	$1,256	$—	$1,256

Note 13.  Earnings per Common Share

The following table sets forth the computation of both the basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002:

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Basic
Income from continuing operations	$39,048	$89,930	$43,748	$96,765
Discontinued operations, net-of-taxes	—	63,972	—	67,156
Net income available to common shareholders	$39,048	$153,902	$43,748	$163,921

Weighted average common shares outstanding	286,310	284,250	286,303	284,163
Earnings per common share
Income from continuing operations	$0.14	$0.32	$0.15	$0.34
Discontinued operations, net-of-taxes	—	0.22	—	0.24
Net income per common share	$0.14	$0.54	$0.15	$0.58

Diluted
Income from continuing operations	$39,048	$89,930	$43,748	$96,765
Plus: Income impact of assumed conversions
Interest on convertible senior notes, net-of-taxes(1)	—	1,688	—	3,375
Income from continuing operations with assumed conversions	39,048	91,618	43,748	100,140
Discontinued operations, net-of-taxes	—	63,972	—	67,156
Net income available to common shareholders with assumed conversions	$39,048	$155,590	$43,748	$167,296

Weighted average common shares outstanding	286,310	284,250	286,303	284,163
Plus: Incremental shares from assumed conversions
Restricted stock issued-non vested	1,815	4,624	1,794	4,478
Employee stock options	1,644	324	678	232
Convertible senior notes(1)	—	4,974	—	4,974
Dilutive potential common shares	3,459	9,922	2,472	9,684
Adjusted weighted average common shares	289,769	294,172	288,775	293,847
Earnings per common share:
Income from continuing operations	$0.13	$0.31	$0.15	$0.34
Discontinued operations, net-of-taxes	—	0.22	—	0.23
Net income per common share	$0.13	$0.53	$0.15	$0.57

(1)           For the three and six months ended June 30, 2003, there were no assumed conversions or interest expense add-backs related to the Company’s 3.25% convertible senior notes because the effect would be antidilutive. The Company's other convertible senior notes have substantive contingent conversion features that have not been met, and therefore are not considered for possible dilution.

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

Our Business

Through our banking subsidiaries, we provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted primarily through Providian National Bank (“PNB”). We market consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

We generate income primarily through interest assessed on outstanding loan balances, fees paid by customers related to account usage and performance (such as late, overlimit, cash advance, processing, and annual membership fees), and from the sale of various cardholder service products. We receive interchange fees from bankcard associations based on the purchase activity of our credit card customers. In addition, we earn income on our investments held for liquidity purposes, servicing fees, and excess servicing on securitized loans.

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

Overview of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which in some instances require us to use estimates and assumptions. Complex judgments are also required for the valuation of certain of our assets. Uncertainties are inherent in these matters. The following is an overview of our application of accounting policies that require us to exercise significant judgment and reach conclusions about future events based upon information currently available. These policies are fundamental to understanding our discussion and analysis of financial condition and results of operations. Differences in judgment, and differences between our judgments and the actual events and outcomes that unfold, could have a material impact on our earnings.

Securitization Accounting.  We periodically securitize pools of our loans receivable and issue asset-backed securities, which represent undivided interests in a pool of loans and the right to receive future collections of principal, interest, and fees related to the receivables. We sell the senior classes of these securities to third party investors, using various forms of credit enhancement so that these classes will receive credit ratings that allow them to be sold in underwritten offerings or private placements. We record our securitizations as sales for GAAP and for regulatory accounting purposes. We continue to service the securitized loans and receive contractual servicing fees during the term of the transaction.

In addition to the third party investors’ interests, the structure of a securitization creates certain retained interests in the securitized pool of loans, including a seller’s interest, subordinated certificateholders’ interests, an interest-only strip receivable, and spread accounts. We include these retained interests on our balance sheet. When we enter into a securitization, we receive the cash proceeds from the sale of securities to third parties, remove the securitized loans and related credit loss allowances from our balance sheet, and record our retained interests in the transaction. We typically recognize a gain on sale from the securitization, due primarily to the removal of the related allowance for credit losses and recognition of the interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

The seller’s interest in our securitizations is composed of senior and subordinated components. The senior seller’s interest represents the seller’s undivided interest in the trust assets not allocated to the certificateholders’ interests. We retain the senior seller’s interest in loans receivable, which includes principal and interest and fees receivable, on our balance sheet. We maintain a credit loss allowance for the principal balances included in the senior seller’s interest. The subordinated component of the seller’s interest is the accrued interest receivable asset, or “AIR.” The AIR represents our interest in outstanding accrued interest and fees that are initially allocated to the certificateholders’ interests. We first recorded an AIR in the fourth quarter of 2002, when we adopted regulatory guidance provided by federal banking agencies under which we treat only principal receivables as being removed from our balance sheet when we securitize loans. Formerly, we treated both principal as well as accrued interest and fees as being removed from our balance sheet. As a result of this change, the amount of principal included in our seller’s interest has decreased and the amount of accrued interest and fees has increased from our previous allocations. We record the AIR on our balance sheet in due from securitizations at a discount based on its allocated carrying value.

Our other retained interests in the securitized loans are also recorded on our balance sheet in due from securitizations, generally at fair value. Retained subordinated certificateholders’ interests represent certificateholders’ interests not sold to third party investors. At the time of a securitization, we determine whether these interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans and can vary among different securitizations and different retained interests. Our existing retained certificateholders’ interests are generally measured like investments in debt securities held for trading. Unrealized gains and losses on assets held for trading are included in earnings. Unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity, as other comprehensive income. If there is a determination that available-for-sale assets have been permanently impaired, unrealized losses are reported in servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings.

The interest-only strip receivable represents the present value of the estimated future excess servicing income expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding. Excess servicing income represents the net positive cash flow from interest and fee collections allocated to the certificateholders’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Spread accounts are cash reserve accounts that can be called upon to fund payments to securitization investors and credit enhancers if their share of cash flows is insufficient to do so. They may be funded from proceeds of the securitization transaction or through excess servicing cash flows if excess servicing falls below specified levels or other trigger events occur during the term of the securitization. These funds are released to us if certain conditions are met or the securitization terminates with amounts remaining in the spread accounts.

We estimate the fair value of our retained subordinated certificateholders’ interests, interest-only strips, and spread accounts using a discounted cash flow valuation methodology that incorporates the repayment of these interests over time. Retained subordinated certificateholders’ interests are discounted at rates that reflect the relative risk of the cash flows, which includes factors such as the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans will be outstanding. For spread accounts, we estimate their fair value through a discounted cash flow analysis based on projected repayments from the spread account balances to us, typically at the maturity of the securitization. See Note 7 to Consolidated Financial Statements for further discussion.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest income, net credit losses, and discount rates we use in our estimates. Changes in performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Complex judgment is required for the selection and use of these factors. Different judgments and results that differ from our projections can result in a material impact on our balance sheet and income statement.

Allowance for Credit Losses.  When loans become delinquent, we recognize the credit losses by charging off the principal balance no later than the last day of the calendar month in which the accounts become 180 days past due under the terms of the account agreement. Loans that are restructured under our consumer debt management program are charged off no later than 120 days after they become contractually past due. We recognize charge-offs for accounts of deceased customers within 60 days after verification of death, and we batch process notifications of bankruptcy and charge off the related amounts once a month.

We maintain an allowance for credit losses to provide for the estimated probable net principal credit losses inherent in the loans receivable on our balance sheet. The calculation of the amount of the allowance requires an assessment of known and inherent risks in our portfolios.

We establish our allowance for credit losses by analyzing historical credit loss trends, including bankruptcy, delinquency and charge-off rates. We also consider factors such as general environmental conditions, trends in loan portfolio volume and seasoning, and recent changes to loan review and underwriting procedures. We compare prior estimates of loss rates and amounts to actual performance, and we compare our loss rates and loan coverage ratios (the allowance as a percentage of loans outstanding) to those of other credit card lenders. As a result of the allowance review process, we establish an allowance for credit losses that represents an estimate of the amount necessary to absorb future principal charge-offs related to credit losses inherent in the loans currently outstanding.

Establishing an allowance for credit losses that is adequate and not excessive requires significant judgment. We forecast multiple scenarios and use alternative methods to establish and test the adequacy of the allowance. The coverage ratios under these varying scenarios and methods create a range of reasonable outcomes from which we record our allowance.

If different assumptions were made regarding estimated net credit losses, our financial position and results of operations could differ materially. For example, a 10% increase in the projected net credit losses estimated at June 30, 2003 would result in an increase of approximately $70 million in the allowance for credit losses and the provision for credit losses.

Interest and Fee Income Recognition.  Beginning in January 2002, we instituted a change to recognize only the estimated collectible portion of accrued interest and fees. Prior to January 2002, we had recognized a valuation allowance for the amount of interest and fees estimated to be uncollectible. In connection with the change, we began estimating uncollectibility based on expected credit losses from delinquent accounts; estimates of amounts expected to be uncollectible due to customer bankruptcies were added in the second quarter of 2002. We do not recognize interest and fee income that we estimate to be uncollectible in our revenues or as an increase to loans receivable, interest receivable, or due from securitizations on our financial statements. When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations are reversed against income. See Note 4 to Consolidated Financial Statements for further discussion.

We continue to utilize projected credit loss rates to estimate the uncollectible revenue, as we did previously in establishing the valuation allowance for estimated uncollectible interest and fees receivable. During the first six months of 2002, we depleted the valuation allowance recorded for estimated uncollectible interest and fees at December 31, 2001 as we charged off the loans for which the valuation allowances had been established. As we do with the allowance for credit losses, we use multiple scenarios and alternative methods to establish a range of reasonable levels of estimated uncollectible interest and fees from which we record the estimated collectible interest and fee income.

If different assumptions were made regarding estimated uncollectible interest and fees, our financial position and results of operations could differ materially. For example, a 10% increase in the projected uncollectible interest and fees estimated at June 30, 2003 would result in decreases of $14 million to interest income, and $32 million to non-interest income.

Accounting for Interest Rate Derivatives.  Because we are a financial institution, our assets are primarily interest-earning, and the liabilities we incur to fund those assets are primarily interest-bearing. As a result, our earnings will be subject to the risk resulting from interest rate fluctuations. This interest rate risk will vary depending on the mix of fixed rate versus floating (variable) rate assets and liabilities and is affected by changes in the balances of interest-earning assets and interest-bearing liabilities through maturity, borrowing, repricing, and repayment activity.

To manage and reduce interest rate risk, we measure exposure to interest rate changes by analyzing various increasing and decreasing interest rate scenarios. We estimate how customers and competitors will react to changes in market interest rates. Based on our analysis, we may seek to mitigate this exposure by entering into interest rate derivative contracts, including interest rate swap and cap agreements, with third parties. Interest rate swap agreements have the effect of converting assets or liabilities from a fixed rate to a floating rate or from a floating rate to a fixed rate. Interest rate cap agreements have the effect of limiting the maximum interest rates payable on the corresponding portions of our funding. Payments made or received under interest rate derivative contracts are recorded as a component of net interest income.

We do not trade our derivative positions or use derivatives to speculate on interest rate movements. As required by

Statement of Financial Accounting Standards (“SFAS”) No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the fair value of the item being hedged.

Earnings Summary

The following discussion provides a summary of our earnings for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. In the second quarter of 2002, we completed the sale of our operations in the United Kingdom and Argentina. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

For the three months ended June 30, 2003, reported total net revenue (net interest income plus non-interest income) was $521.1 million, compared to $718.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, reported total net revenue was $1.12 billion, compared to $2.16 billion for the six months ended June 30, 2002, a decrease of $1.04 billion. The significant decrease in the six months ended June 30, 2003 compared to June 30, 2002 is the result of a combination of a $225.5 million decrease in net interest income and an $812.3 million decrease in non-interest income.

The decrease in net interest income was primarily driven by a reduction in loans receivable and a decrease in the yield on outstanding loans receivable as we shifted our marketing strategy to generating a larger proportion of higher credit quality loans receivable and to managing our existing portfolio through selective pricing appropriate for the assessed risk. The decrease in non-interest income was primarily driven by the inclusion in 2002 non-interest income of the $401.9 million gain on the sale of our interests in the Providian Master Trust by the decrease of $211.3 million in 2003 credit product fee income as a result of lower average loans receivable and our transition to higher quality credit card account originations.

Our provision for credit losses was $132.0 million for the quarter ended June 30, 2003, an increase of $51.6 million from the second quarter of 2002. For the six months ended June 30, 2003, our provision for credit losses was $393.8 million, compared to $960.5 million for the six months ended June 30, 2002. The decrease of $566.6 million from the six months ended June 30, 2002 to the six months ended June 30, 2003 is primarily attributable to a 2002 increase of $388.2 million to recognize the fair value of the higher risk loans sold during the period. In addition, the provision for the six months ended June 30, 2003 reflects a lower reported loans receivable balance, and also reflects the improved delinquency performance of our loans receivable resulting from certain new portfolio management and collections strategies and policies and higher quality credit card account originations.

For the quarter ended June 30, 2003, non-interest expense decreased $164.8 million to $324.6 million, compared to $489.3 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, non-interest expense decreased $383.5 million to $652.9 million, compared to $1.04 billion for the first half of 2002. This reduction is primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and reduced levels of solicitation and advertising expenses as we transition to our new marketing strategy.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2003 and 2002. Average earning assets represent interest-earning consumer loan portfolios and investments held for liquidity purposes.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended June 30,
	2003			2002
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$6,684,358	$247,740	14.83%	$7,577,571	$350,482	18.50%
Interest-earning cash	345,421	961	1.11%	3,032,202	13,283	1.75%
Federal funds sold	4,544,588	13,610	1.20%	1,639,286	7,098	1.73%
Investment securities	1,703,080	12,722	2.99%	1,418,518	17,873	5.04%
Other	770,918	16,639	8.63%	574,823	15,657	10.90%
Total interest-earning assets	14,048,365	$291,672	8.30%	14,242,400	$404,393	11.36%

Allowance for credit losses	(923,585)			(1,341,016)
Other assets	3,334,830			5,417,433

Total assets	$16,459,610			$18,318,817

Liabilities and Equity
Interest-bearing liabilities
Deposits	$12,375,355	$153,153	4.95%	$14,063,990	$185,738	5.28%
Borrowings	978,114	10,714	4.38%	960,225	10,280	4.28%
Total interest-bearing liabilities	13,353,469	$163,867	4.91%	15,024,215	$196,018	5.22%

Other liabilities	841,152			1,181,984
Total liabilities	14,194,621			16,206,199

Capital securities	104,332			104,332

Equity	2,160,657			2,008,286

Total liabilities and equity	$16,459,610			$18,318,817

Net Interest Spread			3.39%			6.14%

Statement of Average Balances, Income and Expense, Yields and Rates

	Six months ended June 30,
	2003			2002
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Consumer loans	$7,090,093	$558,080	15.74%	$9,207,993	$838,567	18.21%
Interest-earning cash	279,155	1,521	1.09%	2,353,650	20,334	1.73%
Federal funds sold	3,885,494	23,436	1.21%	1,460,695	12,707	1.74%
Investment securities	1,770,756	29,178	3.30%	1,404,486	35,560	5.06%
Other	801,895	31,656	7.90%	498,484	29,560	11.86%
Total interest-earning assets	13,827,393	$643,871	9.31%	14,925,308	$936,728	12.55%

Allowance for credit losses	(1,013,591)			(1,653,413)
Other assets	3,621,858			5,399,459

Total assets	$16,435,660			$18,671,354

Liabilities and Equity
Interest-bearing liabilities
Deposits	$12,452,860	$314,375	5.05%	$14,406,329	$381,041	5.29%
Borrowings	960,174	21,337	4.44%	1,011,999	22,032	4.35%
Total interest-bearing liabilities	13,413,034	$335,712	5.01%	15,418,328	$403,073	5.23%

Other liabilities	797,031			1,136,830
Total liabilities	14,210,065			16,555,158

Capital securities	104,332			104,332

Equity	2,121,263			2,011,864

Total liabilities and equity	$16,435,660			$18,671,354

Net Interest Spread			4.30%			7.32%

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

Rate-Volume Variance Analysis

	Three months ended June 30,			Six months ended June 30,
	2003 vs. 2002			2003 vs. 2002
	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
(dollars in thousands)		Volume	Rate		Volume	Rate

Interest Income
Consumer loans	$(102,742)	$(38,295)	$(64,447)	$(280,486)	$(176,437)	$(104,049)
Federal funds sold	6,512	9,256	(2,744)	10,730	15,608	(4,878)
Other securities	(16,491)	(960)	(15,531)	(23,101)	8,947	(32,048)
Total interest income	(112,721)	(29,999)	(82,722)	(292,857)	(151,882)	(140,975)

Interest Expense
Deposits	(32,585)	(21,430)	(11,155)	(66,666)	(49,952)	(16,714)
Borrowings	434	192	242	(695)	(1,143)	448
Total interest expense	(32,151)	(21,238)	(10,913)	(67,361)	(51,095)	(16,266)

Net Interest Income	$(80,570)	$(8,761)	$(71,809)	$(225,496)	$(100,787)	$(124,709)

(1)           The changes due to both volumes and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in interest income and interest expense are calculated independently for each line in the table.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense on deposits and borrowings.

Reported net interest income for the three months ended June 30, 2003 was $127.8 million, compared to $208.4 million for the same period in 2002, a decrease of $80.6 million. Reported net interest income for the six months ended June 30, 2003 was $308.2 million, compared to $533.7 million for the same period in 2002, a decrease of $225.5 million. The decline in reported interest income year over year for both the three and six months ended June 30, 2003 reflects our strategy to create a higher quality loan portfolio. The runoff of the old portfolio loans has exceeded new account additions, resulting in lower loans receivable. In addition, the yield has decreased as the mix of our portfolio reflects a growing proportion of higher quality accounts, which generally have lower annual percentage rates. Our liquidity has continued to strengthen, resulting in increased levels of interest-earning cash and investments. However, decreases in the yield on these assets have offset the higher balances, resulting in a net decrease in related interest income.

Interest expense declined from $196.0 million in the second quarter of 2002 to $163.9 million in the second quarter of 2003. For the six months ended June 30, 2003, interest expense was $335.7 million, compared to $403.1 million for the same period in 2002, a decrease of $67.4 million. Consistent with the decline in our average loan balances and with our banking subsidiaries' Capital Plans, we have decreased the level of our deposit funding. The year over year decreases in interest expense reflect the lower average deposits and lower interest rates paid.

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

Allowance for Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$978,202	$1,413,734	$1,012,461	$1,932,833
Provision for credit losses	120,129	80,385	381,944	572,234
Fair value adjustment - loans held for securitization or sale(1)	11,875	—	11,875	388,230
Credit losses	(299,637)	(306,296)	(640,975)	(757,326)
Recoveries	62,525	37,078	107,789	74,873
Credit losses on loans held for securitization or sale(1)	(171,606)	—	(171,606)	(985,943)
Balance at end of period	$701,488	$1,224,901	$701,488	$1,224,901

Allowance for credit losses to loans at period end	12.20%	16.34%

Reported loan balance at period end(2)	$5,750,962	$7,495,030

(1)                                  The fair value adjustment of $11.9 million reflects an increase in the allowance for credit losses as a result of the mark to market of the Providian Bank (“PB”) loans receivable reclassified as loans held for securitization or sale as of June 30, 2003. Additionally, the decrease in allowance for credit losses of $171.6 million represents loan loss reserves transferred with the par value of the PB loans, as part of the adjustment to the fair value of $667.1 million.

The fair value adjustment of $388.2 million reflects an increase in the allowance for credit losses as a result of the higher risk loans receivable reclassified as loans held for securitization or sale in the six months ended June 30, 2002. Additionally, the decrease in allowance for credit losses of $985.9 million represents the allowance for credit losses that was transferred with the par value of the reclassified higher risk loans as part of the adjustment to the fair value of $1.61 billion.

(2)                                  The 2003 and 2002 balances exclude SFAS No. 133 market value adjustments of $(1.3) million and $18.1 million. In addition, the 2003 balance excludes loans held for securitization or sale of $667.1 million.

The decrease in the allowance for credit losses as a percentage of reported loans and as a dollar amount as of June 30, 2003 compared to June 30, 2002 reflects the inherent trend in net credit losses after adjusting our loan mix for the impact of recent higher quality account originations and changes in portfolio management strategies and for the sale of a portfolio of higher risk loans. The decrease in the dollar amount of the allowance also reflects the effect of adopting the AIR guidance in the fourth quarter of 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Impact of Securitizations” in our 2002 Annual Report). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may further adjust the amount of the allowance, which would result in a change to the ratio of the allowance for credit losses to reported loans.

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

As of June 30, 2003 and 2002, the total principal amount of securitized loans outstanding was $11.04 billion and $12.13 billion. For the three months ended June 30, 2003, servicing and securitization income was $162.7 million, an increase of $37.9 million from $124.8 million in the second quarter of 2002. The second quarter of 2003 servicing and securitization income reflects an increase in the fair value recognized for our retained subordinated certificateholders’ interests and spread accounts due to a favorable decrease in discount rates, partially offset by a decrease in the fair value of our interest-only strips receivable due to a decline in the estimated excess servicing rate and a higher estimated payment rate.

For the six months ended June 30, 2003, servicing and securitization income was $353.3 million, compared to $445.2 million earned during the first two quarters of 2002. This decrease was primarily attributable to lower estimated servicing fees and excess servicing due to lower average securitized loans outstanding in the first quarter of 2003. In addition, interest-only strips receivable recognized in the three months ended March 31, 2003 reflected lower levels of estimated excess servicing in 2003 as compared to 2002.

Credit Product Fee Income.  Credit product fee income includes performance fees (late, overlimit and returned check charges), annual membership fees and cash advance fees, all of which are generally recorded as fees receivable. Credit product fee income also includes revenue from cardholder service products, which are generally recorded as fee revenue if billed monthly and as customer purchases if billed annually or semi-annually. Cardholder service product and annual membership fee revenue are recognized ratably over the customer privilege period. Credit product fee income also includes interchange fees received from bankcard associations.

For the three months ended June 30, 2003, credit product fee income was $219.6 million, a decrease from $286.2 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, credit product fee income was $419.8 million, a decrease from $631.1 million for the six months ended June 30, 2002. These year over year decreases reflect lower average loans receivable, which resulted in lower late, overlimit, and interchange fees and lower cardholder service product and annual membership fee revenue. In addition, the decrease in credit product fee income reflects lower late and overlimit fee income associated with our transition to higher quality credit card account originations.

Other.  For the three and six months ended June 30, 2002, non-interest income-other included income relating to our prior business of collecting on charged off receivables that we purchased from other companies. Substantially all of the related receivables were sold in December 2002. For the six months ended June 30, 2002, non-interest income-other included the gain on the sale of our interests in the Providian Master Trust.

Non-Interest Expense

Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three and six months ended June 30, 2003 and 2002. Overall, the decrease in non-interest expense reflects our efforts to align our operations with the reduction in our loans receivable portfolio, including the impact of disposing of our business that collected charged-off receivables purchased from other companies, and reduced levels of new account solicitations as we transitioned to our new marketing strategy.

Summary of Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002
Salaries and employee benefits	$95,856	$138,860	$192,831	$303,878
Solicitation and advertising	53,527	104,189	118,905	212,871
Occupancy, furniture, and equipment	31,793	82,523	60,476	135,755
Data processing and communication	32,411	44,708	63,081	93,994
Other	110,987	119,054	217,589	289,920
Total non-interest expense	$324,574	$489,334	$652,882	$1,036,418

Salary and benefit costs include staffing costs associated with marketing, customer service, collections, and administration.

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. In accordance with GAAP, we capitalize only the direct loan origination costs associated with successful account acquisition efforts, after they are reduced by up-front processing fees. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. For 2002, solicitation and advertising also included costs related to the acquisition of charged off receivables from other companies. We disposed of this part of our business in December 2002. For the three and six months ended June 30, 2003, we amortized loan origination costs of $5.2 million and $10.3 million, compared to amortized loan origination costs of $11.8 million and $26.8 million for the three and six months ended June 30, 2002. For the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, the decreases in loan solicitation and advertising costs reflect a reduction in the volume of new account solicitations as we changed our marketing strategy and began testing new product offerings.

Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments.

During the first quarter of 2002 we recorded a $16.7 million charge in connection with workforce reductions and a $15.1 million charge related to the planned sale of higher risk receivables. In connection with the closure of several of our facilities, we recognized additional charges of $37.9 million in the second quarter of 2002 related to premises, equipment and furniture lease expenses, fixed asset write-downs, and disposition costs. At June 30, 2003, we had $22.2 million accrued for remaining costs expected to be paid, primarily for premises, equipment and furniture lease costs associated with property no longer in use.

Income Taxes

We recognized income tax expense from continuing operations of $25.5 million and $58.7 million for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002 we recognized $28.6 million and $63.2 million in income tax expense. Our effective tax rate for continuing operations was 39.5% for the three and six months ended June 30, 2003 and 2002.

The Impact of Securitizations

We account for our securitization transactions under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Our securitizations involve the transfer of a pool of loans receivable to a trust. The trust meets the criteria for a qualifying special purpose entity that is not consolidated in our financial statements.

The structures of the transactions create undivided interests in the pool of loans and establish certificateholders’ interests, a seller’s interest, and other retained interests, including an interest-only strip receivable and, in some cases, spread accounts. Certificateholders’ interests consist of one or more classes of senior investor interests, which are typically sold to third party investors, and one or more series of subordinated investor interests. We receive the proceeds from the sale to third party investors and account for the transfer of loans receivable as a sale. We typically recognize a gain on sale from the securitization, due primarily to the removal of the related allowance for credit losses and the recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained certificateholders’ interests. See “—Overview of Critical Accounting Policies”.

During the three months ended June 30, 2003 and 2002, we did not enter into any new securitizations. For the six months ended June 30, 2003 and 2002, we securitized $1.09 billion and $257.7 million of loans receivable. We recognized losses of $16.2 million and $6.5 million in the six months ended June 30, 2003 and 2002 from the initial sale to third party investors and recognition of retained interests from new securitization transactions. These amounts exclude the benefit realized from the reduction to the allowances for credit losses recognized at the time of the initial sale. In addition to the amounts recognized upon the initial sale and the subsequent impact of changes in the fair value of retained interests, our earnings in the six months ended June 30, 2003 were affected by an increase to the allowance for credit losses due to loans receivable returning to our balance sheet in connection with the amortization of certain securitizations. This increase in loans receivable was partially offset by new securitization activity during the first quarter of 2003 that had the effect of reducing our reported loans receivable and the associated allowance for credit losses. After the initial sale, our securitizations impact our earnings through changes in the fair values of our retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strip receivable.

The total amount of securitized loans as of June 30, 2003 and December 31, 2002 was $11.04 billion and $12.33 billion. Due from securitizations was $3.16 billion as of June 30, 2003 and $3.72 billion as of December 31, 2002. At June 30, 2003 and December 31, 2002, the primary components of due from securitizations were retained subordinated certificateholders’ interests, which were $1.79 billion and $2.06 billion; interest-only strips receivable, which were $237.7 million and $257.4 million; spread accounts, which were $516.7 million and $467.0 million; and accrued interest receivables, which were $418.6 million and $488.1 million.

Non-GAAP Managed Financial Information

Loans that have been securitized and sold to third party investors are not considered to be our assets under GAAP and therefore are not shown on our balance sheet. However, the interests we retain in the securitized loan pools create financial exposure to the current and expected cash flows of the securitized loans (see “—The Impact of Securitizations”). Although such securitized loans are not on our balance sheet, their performance can affect some or all of our retained interests as well as our results of operations and our financial position. In addition, we continue to service these loans.

Because of this continued exposure and involvement, we use managed financial information to evaluate our historical performance, assess our current condition, and plan our future operations. We believe that managed financial information supplements our GAAP information and is helpful to the reader’s understanding of our consolidated financial condition and results of operations. “Reported” financial information refers to GAAP financial information. “Managed” financial information is derived by adjusting the reported financial information to add back securitized loan balances and the related interest and fee income, credit losses, and net interest costs.

Loan Performance Measures.  We present key loan performance measures on a reported and a managed basis. Reported loans do not necessarily have the same income or credit characteristics as securitized loans and can perform differently over time. Although managed loan performance measures include both reported and securitized loans, the securitized loans will have a more significant impact on the managed loan performance numbers because our securitized receivables balance is substantially larger than the reported receivables balance. In addition, when loans are securitized, there is a potentially significant impact on reported loan performance as loans are removed or reclassified from loans receivable on our balance sheet, while there is generally no significant impact on managed loan performance.

Key Loan Performance Financial Data and Statistics

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Financial Data
Reported interest income from loans	$247,740	$350,482	$558,080	$838,567
Securitized interest income from loans	581,855	654,523	1,167,852	1,393,389
Managed interest income from loans	$829,595	$1,005,005	$1,725,932	$2,231,956

Reported interest income from investments	$43,932	$53,911	$85,791	$98,161
Securitization adjustment(1)	(14,740)	(14,704)	(27,749)	(28,243)
Managed interest income from investments	$29,192	$39,207	$58,042	$69,918

Reported interest expense	$163,867	$196,018	$335,712	$403,073
Securitized interest expense	45,403	65,022	93,258	153,291
Managed interest expense	$209,270	$261,040	$428,970	$556,364

Reported net interest income	$127,805	$208,375	$308,159	$533,655
Securitized net interest income	521,712	574,797	1,046,845	1,211,855
Managed net interest income	$649,517	$783,172	$1,355,004	$1,745,510

Reported non-interest income	$393,315	$509,989	$810,853	$1,623,169
Securitized non-interest income(1)	951	22,725	14,287	(11,315)
Managed non-interest income	$394,266	$532,714	$825,140	$1,611,854

Reported average loans receivable	$6,684,358	$7,577,571	$7,090,093	$9,207,993
Securitized average loans receivable	11,361,078	12,195,319	11,406,301	13,655,924
Managed average loans receivable	$18,045,436	$19,772,890	$18,496,394	$22,863,917

Reported average earning assets	$14,048,365	$14,242,400	$13,827,393	$14,925,308
Securitized average earning assets	11,361,078	12,195,319	11,406,301	13,655,924
Managed average earning assets	$25,409,443	$26,437,719	$25,233,694	$28,581,232

Loan Performance Statistics
Reported
Net interest margin on average loans(2)	10.16%	13.00%	10.88%	12.81%
Net interest margin on average earning assets	3.64%	5.85%	4.46%	7.15%
Risk adjusted margin	19.51%	25.70%	18.71%	33.25%
Return on average earning assets	0.95%	3.36%	0.53%	1.76%

Managed
Net interest margin on average loans(3)	15.09%	16.38%	15.26%	15.63%
Net interest margin on average earning assets	10.22%	11.85%	10.74%	12.21%
Risk adjusted margin	6.99%	9.62%	6.94%	13.26%
Return on average earning assets	0.62%	2.15%	0.34%	1.08%

(1)           On a reported basis, the Company recognizes interest income attributable to its retained beneficial interests in securitized loans. On a managed basis, this interest income is included in non-interest income—servicing and securitization.

(2)           Represents interest income recognized on reported average loans receivable expressed as a percentage of reported average loans receivable less interest expense on deposits and borrowings, expressed as a percentage of reported average earnings assets.

(3)           Represents interest income recognized on managed average loans receivable expressed as a percentage of managed average loans receivable less interest expense on deposits and borrowings, including the interest costs payable to securitization investors, expressed as a percentage of managed average earning assets.

Net Interest Margin.  Our reported net interest margin on average loans decreased to 10.16% for the second quarter of 2003, from 13.00% for the same period in 2002. Managed net interest margin on average loans decreased to 15.09% for the second quarter of 2003, from 16.38% for the same period in 2002. The yield on our reported loans receivable decreased to 14.83% for the second quarter of 2003, from 18.50% for the same period in 2002. The yield on managed loans receivable decreased to 18.39% for the second quarter of 2003, from 20.33% for the same period in 2002. The lower yields in the three and six months ended June 30, 2003 are primarily a result of our strategy to generate a higher quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower interest rates.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets declined from 5.85% for the quarter ended June 30, 2002 to 3.64% for the quarter ended June 30, 2003. The managed net interest margin on average earning assets declined from 11.85% for the quarter ended June 30, 2002 to 10.22% for the quarter ended June 30, 2003. In addition to the impact from the lower yield on loans receivable, these decreases also reflect lower yields earned on our interest-earning cash, federal funds sold and other investment securities.

Risk Adjusted Margin.  We use risk adjusted margin as a measure of loan portfolio profitability, consistent with our goal of matching the revenue generated by customer accounts with the risks undertaken. Risk adjusted margin is risk adjusted revenue (total interest income on loans plus non-interest income, less interest expense allocated to loans, and less net credit losses) expressed as a percentage of average loans outstanding. Reported risk adjusted revenue and risk adjusted margin for the quarter ended June 30, 2003 were $326.0 million and 19.51%, compared to $487.0 million and 25.70% for the quarter ended June 30, 2002. Reported risk adjusted revenue and risk adjusted margin for the first six months of 2003 were $663.6 million and 18.71%, compared to $1.53 billion and 33.25% for the first six months of 2002. The decline in risk adjusted margin for the three and six months ended June 30, 2003 compared to the same period in the prior year is directly attributable to the decrease in net interest income and non-interest income previously discussed.

Managed risk adjusted revenue includes reported risk adjusted revenue plus the net interest income, non-interest income and net credit losses related to the securitized consumer loans. Managed risk adjusted revenue and risk adjusted margin for the quarter ended June 30, 2003 were $315.5 million and 6.99%, compared to $475.7 million and 9.62% for the quarter ended June 30, 2002. The decrease in managed risk adjusted revenue is primarily due to a decrease in average managed loans and the related yield, a decrease in non-interest income due to lower average managed loans and lower levels of fees associated with our transition to higher quality accounts and the elimination of income from our collections on charged off receivables purchased from other companies, partially offset by lower managed net credit losses. On a margin basis, the managed risk adjusted margin also decreased for the same reasons discussed herein.

Managed risk adjusted revenue and risk adjusted margin for the first half of 2003 were $642.3 million and 6.94%, compared to $1.51 billion and 13.26% for the first half of 2002. The decrease in managed risk adjusted revenue is primarily the result of lower net interest income and non-interest income due to lower managed loan balances resulting from the sales of our interests in the Providian Master Trust and a portfolio of higher risk loans, and the inclusion in non-interest income in the first quarter of 2002 of the $401.9 million gain on the sale of our interests in the Providian Master Trust, partially offset by a decrease in net credit loss amounts year over year. The decrease in managed risk adjusted margin is primarily the result of an increase in the managed net credit loss rate from 16.47% to 17.24% for the six months as our managed net credit loss rate reached a high point in the first quarter of 2003 from the impact of the continued seasoning of our older loan portfolio before trending down in the second quarter and the inclusion in non-interest income in the first six months of 2002 of the $401.9 million gain on the sale of our interests in the Providian Master Trust.

Asset Quality

Our delinquencies and net credit losses reflect, among other factors, the credit quality of our customers, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection efforts, and general economic conditions. Initially, customer credit quality is primarily determined by the characteristics of the targeted market segment and the underwriting criteria utilized in the credit approval process. After an account is opened, account management efforts, seasoning, and demographic and economic conditions will affect overall customer credit quality.

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

In 2001, we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of generating higher quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. In October 2001, we discontinued all new account marketing to the standard segment. In mid-2002, we introduced a balanced strategy of originating new loans across the broad middle to prime market segments and, more recently, we refined our strategy to focus on the parts of the middle and prime segments that we expect to be most profitable. Under our new programs, we selectively recruit higher quality customers from these more attractive segments of the market.

Consistent with the changes in our strategy for new account acquisitions, we altered our marketing approaches for existing customers. We also selectively re-priced loans that exhibited increased risk levels. To strengthen and extend our relationships with our best customers, we began to selectively provide product upgrades, improve pricing, and increase credit lines when appropriate.

We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in "—Overview of Critical Accounting Policies.” At the time a loan is charged off, any accrued and unpaid interest and fee income is removed from our loan balances but is maintained on the customer’s record in the event of a future recovery. After a loan is charged off, we continue collection activity to the extent legally permissible. Any collections on, and proceeds from the sale of, charged off loans are recognized as recoveries and are offset against current period charged off balances to determine net credit losses.

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

In February 2003, we modified our loan re-aging practices. If a customer makes a partial payment that qualifies under our standards and applicable regulatory requirements, we re-age the related account from delinquency status to current status. We re-age qualifying accounts not more than once in any 12-month period, and not more than twice within 60 months, in accordance with guidance provided by the Federal Financial Institutions Examination Council. Previously, our practice was to re-age qualifying accounts not more than once in any 30-month period and not more than twice within 60 months.

We expect that this series of changes will result in performance improvements over the long term. Our continued review of risk management and collections operations could lead to further modifications in the future.

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

Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next billing date. Accountholders may cure account delinquencies by making a partial payment that qualifies under our re-aging practices and applicable regulatory requirements. The 30+ day delinquency rate on reported loans was 7.64% as of June 30, 2003 (7.93% if loans held for securitization or sale are excluded), compared to 8.76% as of March 31, 2003 and 10.00% as of December 31, 2002.

The 30+ day delinquency rate on managed loans was 9.72% as of June 30, 2003 (9.90% if loans held for securitization or sale are excluded), compared to 10.31% as of March 31, 2003 and 11.11% as of December 31, 2002. The decreases from the first quarter of 2003 in both our reported and managed 30+ day delinquency rates reflect the impact of our new collection and credit strategies, policies and practices implemented in the latter part of 2002, portfolio management actions to improve the credit quality of the loan portfolio, higher quality credit card account originations, and the impact of reclassifying Providian Bank loans receivable as loans held for securitization or sale.

Delinquent Loans

	June 30, 2003		December 31, 2002
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1) (2) (3)	$6,418,050	100.00%	$6,899,849	100.00%
Loans delinquent
30 — 59 days	$156,615	2.44%	$205,605	2.98%
60 — 89 days	115,372	1.80%	147,057	2.13%
90 or more days	218,116	3.40%	336,979	4.89%
Total loans delinquent	$490,103	7.64%	$689,641	10.00%

Securitized
Loans outstanding(4)	$11,381,475		$12,719,752
Loans delinquent
30 — 59 days	$377,089		$460,295
60 — 89 days	291,690		335,700
90 or more days	571,358		694,129
Total loans delinquent	$1,240,137		$1,490,124

Managed
Loans outstanding(1) (2)	$17,799,525	100.00%	$19,619,601	100.00%
Loans delinquent
30 — 59 days	$533,704	3.00%	$665,900	3.39%
60 — 89 days	407,062	2.29%	482,757	2.46%
90 or more days	789,474	4.43%	1,031,108	5.26%
Total loans delinquent	$1,730,240	9.72%	$2,179,765	11.11%

(1)           Includes loans held for securitization or sale reported at fair value. Reporting the loans at fair value establishes a new basis in the loans and results in an improved delinquency rate. If the loans held for securitization or sale were included at their prior carrying value at June 30, 2003, results in the reported 30+ delinquency rate would be 8.31% and the managed 30+ delinquency rate would be 9.95%. If the loans held for securitization or sale and the related delinquencies were excluded from our reported and managed loan balances at June 30, 2003, the reported and managed delinquency rates would be 7.93% and 9.90%.

(2)           The June 30, 2003 and December 31, 2002 balances exclude market value adjustments related to the fair value of designated financial instruments of $(1.3) million and $7.9 million.

(3)           The Company adopted the federal banking agencies’ accrued interest receivable, or AIR, guidance in the fourth quarter of 2002, resulting in a reclassification of a portion of accrued interest receivable from reported loans receivable to due from securitizations during the first and second quarters of 2003 and the fourth quarter of 2002.

(4)           Excludes the seller’s interest in the loans receivable transferred in securitizations. The senior seller’s interest is an undivided interest in the loans transferred to the securitization trust and is included in reported loans receivable.

Net Credit Losses.  Net credit losses for consumer loans represent the principal amount of charged off loan balances (including charged off bankrupt and deceased customer accounts) less current period recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on previously charged off accounts and the proceeds from the sale of charged off receivables. The amount of charged off receivables sold will vary from period to period and is influenced by charge off trends, market conditions, and credit loss performance targets for the period in question. The proceeds recognized from these sales of charged off receivables were $28.0 million and $49.3 million for the three and six months ended June 30, 2003, as compared to $7.9 million and $15.9 million for the three and six months ended June 30, 2002. The proceeds recognized from sales on a managed basis were $75.2 million and $123.3 million for the three and six months ended June 30, 2003, as compared to $21.1 million and $45.7 million for the three and six months ended June 30, 2002. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are not included in credit losses and are charged to non-interest expense after an investigation period of up to 90 days (up to 60 days prior to November 2002).

Credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period. While net credit losses exclude all accrued interest and fees associated with charged-off loans, loans receivable balances include accrued interest and fee balances estimated to be collectible. The reported net credit loss rate was 14.19% for the quarter ended June 30, 2003, compared to 14.21% for the quarter ended June 30, 2002.

Managed net credit losses include reported net credit losses plus charged off amounts less recoveries (including proceeds from the sale of charged off receivables) related to securitized loans. The managed net credit loss rate was 16.84% for the quarter ended June 30, 2003, compared to 17.53% for the quarter ended June 30, 2002.

The improvement in the managed net credit loss rate primarily reflects the implementation of the new collections initiatives and increased charged-off asset sales in the second quarter of 2003, coupled with underwriting enhancements and improved credit performance over time for newer accounts.

Net Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Reported
Average loans outstanding(1)(2)(4)	$6,684,358	$7,577,571	$7,090,093	$9,207,993
Net credit losses(3)	$237,112	$269,218	$533,186	$682,453
Net credit losses as a percentage of average loans outstanding	14.19%	14.21%	15.04%	14.82%

Securitized
Average loans outstanding(5)	$11,361,078	$12,195,319	$11,406,301	$13,655,924
Net credit losses	$522,663	$597,522	$1,061,131	$1,200,540

Managed
Average loans outstanding(1)(2)	$18,045,436	$19,772,890	$18,496,394	$22,863,917
Net credit losses(3)	$759,775	$866,740	$1,594,317	$1,882,993
Net credit losses as a percentage of average loans outstanding	16.84%	17.53%	17.24%	16.47%

(1)                                  The 2003 average loans outstanding include loans held for securitization or sale at par.

(2)                                  The average loans outstanding and net credit losses for the six months ended June 30, 2002 included the higher risk loans receivable at par and related net credit losses prior to the transfer to loans held for securitization or sale on March 31, 2002. Subsequently, these loans receivable and related net credit losses were excluded from the calculation of net credit losses for the three months ended June 30, 2002.

(3)                                  The 2003 and the year to date 2002 net credit losses exclude estimated net credit losses on loans held for securitization or sale of $171.6 million and $985.9 million.

(4)                                  The Company adopted the federal banking agencies' accrued interest receivable, or AIR, guidance in the fourth quarter of 2002, resulting in a reclassification of a portion of accrued interest receivable from reported loans receivable to due from securitizations during the first and second quarters of 2003 and the fourth quarter of 2002.

(5)                                  Excludes the seller's interest in the loans receivable transferred in securitizations. The senior seller's interest is an undivided interest in the loans transferred to the securitization trust and is included in reported loans receivable.

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). Our receivables accrue interest at rates that are either fixed or float at a spread above the prime rate. While our fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate until maturity. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

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

The table below illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at June 30, 2003, using our interest rate risk model, taking into consideration our current hedging activity as of June 30, 2003 and including Providian Bank loans classified as loans held for securitization or sale.

Estimated Effects of Interest Rate Changes

Change in Interest Rates [increase (decrease)]	Percentage Change in Managed Net Interest Income(1)
+ 200 basis points	3.3%
- 200 basis points	(1.5)%

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

Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of June 30, 2003, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our best estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

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

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002
Interest Rate Swap Agreements
Beginning balance	$818,200	$1,228,200	$918,200	$1,293,200
Maturities	510,000	65,000	610,000	130,000
Ending balance	$308,200	$1,163,200	$308,200	$1,163,200

Interest Rate Cap Agreements
Beginning balance	$—	$6,014	$3,000	$7,883
Maturities	—	1,143	3,000	3,012
Ending balance	$—	$4,871	$—	$4,871

Notional amounts of interest rate swaps and caps outstanding on June 30, 2003 decreased from June 30, 2002, primarily as the need for hedging declined in conjunction with a decrease in our fixed rate loans. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels.

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

In 2002 we completed the sale of our operations in the United Kingdom and Argentina. At June 30, 2003, our foreign currency exposure had been reduced to small cash balances in British pounds sterling.

Funding and Liquidity

We seek to fund our assets through a diversified mix of funding products designed to appeal to a broad range of investors, with the goal of generating funding at the lowest cost available to us while maintaining liquidity at appropriate levels and managing interest rate risk. The primary goal of our liquidity management is to provide funding to support our operations in varying business environments. We employ multiple strategies, including diversification of funding sources, dispersion of maturities, and maintenance of liquid investments and cash balances.

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

(1)                             Stable outlook.

During the second quarter of 2003, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) increased by approximately $69.3 million from $6.57 billion at March 31, 2003 to $6.64 billion at June 30, 2003. On August 1, 2003, we received the proceeds from sale of Providian Bank loans receivable. Nonetheless, we expect our liquidity position to decrease from our June 30, 2002 level over the remainder of 2003 as our deposit balances decrease. In accordance with the Capital Plans that our banking subsidiaries have entered into with their regulators, we expect to continue to maintain significant levels of liquidity.

In addition, under the capital assurances and liquidity maintenance agreements we entered into with our banking subsidiaries, we have agreed to provide capital and liquidity support to them. Our agreements with our banking subsidiaries to provide capital and liquidity support exempt certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the Providian Capital I 9.525% capital securities. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreements. See “Regulatory Matters” in our 2002 Annual Report for a description of our capital assurances and liquidity maintenance agreements.

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at June 30, 2003 was 132%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining regulatory consent. They do not currently have any plans to seek such consent. In addition, if we are required to provide additional capital and liquidity support to our banking subsidiaries, our ability to service our debt obligations would be further limited.

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

For the remainder of the year (July 1, 2003 through December 31, 2003), we have funding requirements for maturing deposits of $1.74 billion, maturing securitizations of $2.48 billion, and no maturing debt. We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, and new deposits. However, given the downgrades in our credit ratings and the deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted. We may generate additional funding by issuing common stock through a dividend reinvestment and direct stock purchase plan or by issuing new debt securities.

Deposits.  Deposits decreased to $12.14 billion as of June 30, 2003 from $12.66 billion as of December 31, 2002. While we anticipate that deposits will continue to be a substantial source of our overall funding, we expect that the level of our deposit balances will continue to decrease during the remainder of 2003 as we manage down our liquidity position.  Consistent with our banking subsidiaries' Capital Plans, we expect to continue to work with their regulators to improve the quality of the assets that we hold on our balance sheet that are funded by deposits, with the goal of improving the coverage of deposits by cash, liquid investments, and lower-risk on-balance sheet loans. The recently completed sale of Providian Bank loans receivable, combined with account origination, portfolio management, funding strategies and other initiatives currently in process or otherwise available, should enable our banking subsidiaries to achieve their goals consistent with such Capital Plans.

The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	June 30, 2003			December 31, 2002
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$434,645	$301,848	$736,493	$536,010	$605,389	$1,141,399
Over three months through one year(1)	1,353,504	1,602,248	2,955,752	1,290,023	1,119,965	2,409,988
Over one year through five years(2)	2,363,458	4,097,907	6,461,365	2,506,801	4,192,418	6,699,219
Over five years	747	994,476	995,223	43,623	1,383,717	1,427,340
Deposits without contractual maturity	989,843	—	989,843	984,131	—	984,131
Total deposits	$5,142,197	$6,996,479	$12,138,676	$5,360,588	$7,301,489	$12,662,077

(1)           Maturities of deposits over three months through one year by quarter are as follows: fourth quarter 2003: $1.00 billion; first quarter 2004: $1.07 billion; second quarter 2004: $885.3 million.

(2)           Maturities of deposits over one year through two years, $2.81 billion.

A bank that is below the “well capitalized” levels as reported on its Call Reports is subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and is restricted from accepting brokered deposits without a waiver from the FDIC. As of June 30, 2003, capital ratios for both PNB and PB were above the “well capitalized” levels on a Call Report basis. PB has exceeded the “well-capitalized” level since December 31, 2001; PNB, since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB or PB and will not apply to them so long as they remain “well capitalized” on a Call Report basis.

Securitizations.  We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. We seek a range of maturity terms in our securitizations.

Securitizations may utilize variable funding series that renew annually if the relevant conditions for such renewal are satisfied. In the fourth quarter of 2002, we completed a variable funding series securitization in our Providian Gateway Master Trust, which was funded in the amount of $1.09 billion of investor interests purchased by third parties. In the first quarter of 2003, we funded additional investor interests of $815.0 million under this variable funding series, bringing the total amount funded under this variable funding series to $1.90 billion as of March 31, 2003. No additional investor interests were funded in the second quarter of 2003. Consequently, securitized funding under variable funding series representing investor interests held by third parties totaled $1.90 billion as of June 30, 2003 and $2.81 billion as of December 31, 2002. If the outstanding variable funding series is not renewed or extended, based on current projections and amounts outstanding as of June 30, 2003, this variable funding series is expected to amortize or otherwise become payable during the fourth quarter of 2003.

Term securitizations are issued with expected maturities of one year or more. Our term securitizations are expected to amortize over the periods indicated below based on current projections and amounts outstanding as of June 30, 2003.

Amortization of Term Securitizations

Year	Amount Amortizing (dollars in millions)
2003 (1)	$575
2004	1,926
2005	2,608
2006	1,017
2007	644
2008	256

(1)                                  This amount is expected to amortize in the third quarter of 2003.

The amount funded in our spread accounts will change from time to time, depending on securitization amounts and maturities and spread account funding triggers. These triggers are based, in part, on our credit rating and the performance of the securitized loans. At the end of the second quarter of 2003, the funds on deposit in spread accounts totaled $666.9 million, of which $405.5 million was funded due to downgrades in our credit rating in 2001 and 2002 and $261.4 million due to the performance of the securitized loans. The spread account funding requirements due to our credit rating downgrades are fully funded. Currently, there are no additional spread account funding requirements relating to our credit ratings. As the Trust performance improves or deteriorates, spread account funding levels related to performance will release or increase.

Unsecured Funding Facilities.

Summary of Unsecured Funding Facilities

	June 30, 2003
(dollars in thousands)	Effective/ Issue Date	Facility Amount (1)	Principal Outstanding	Maturity
Senior and subordinated bank note program(2)	2/98	$—	$108,848	2/04
Providian Financial shelf registration(3)	6/98	909,645	1,064,440	Various
Capital securities	2/97	—	104,332	2/27

(1)           Funding availability and/or funding costs are subject to market conditions and contractual provisions.

(2)           Remaining facility amount of $2.97 billion currently not available as a result of condition that new note issuances are not permitted unless debt of bank issuer is rated investment grade. Bank notes currently outstanding under this program are all senior bank notes. Amounts presented do not include related discount and/or issuance costs.

(3)           Outstanding securities issued under the shelf registration consist of three convertible debt offerings with earliest possible required principal payment dates beginning in August 2005, February 2006, and May 2008.

On May 27, 2003, we issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 that are convertible, at the option of the holder if certain conditions are met, into common stock at a conversion rate of 76.8758 shares of common stock per $1,000 principal amount of the notes. This issuance was done under Providian Financial Corporation’s shelf registration filed with the Securities and Exchange Commission. We intend to use the proceeds from this issuance for general corporate purposes, including the repurchase of outstanding debt obligations, capital contributions or extensions of credit to our banking subsidiaries, and other purposes consistent with our banking subsidiaries’ Capital Plans.

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

Investments.  We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased to $1.42 billion as of June 30, 2003 from $1.86 billion as of December 31, 2002. Federal funds sold and securities purchased under resale agreements increased to $4.50 billion as of June 30, 2003 from $3.60 billion as of December 31, 2002.

Capital Adequacy

Each of our banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders’ equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is “well capitalized” or “adequately capitalized.” See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—

Supervision and Regulation Generally—Capital Requirements” in our 2002 Annual Report.

Capital Adequacy Guidelines

Capital Ratio	Calculation	Well Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	>10%	>8% <10%
Tier 1	Tier 1/Total risk-based assets	>6%	>4% <6%
Leverage	Tier 1/Adjusted average assets	>5%	>4% <5%

Capital Ratios
(Call Report Basis)

Capital Ratios as of June 30, 2003	Providian National Bank	Providian Bank(1)
Total risk-based	15.08%	20.79%
Tier 1	13.10%	20.24%
Leverage	18.44%	8.56%

(1)           The Providian Bank loans held for securitization or sale are included in the calculation of the capital ratios.

Pursuant to the Capital Plans, our banking subsidiaries’ capital is also evaluated under the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”). Application of the Subprime Guidance results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. Under the methodology utilized under the Capital Plans for determining risk weightings, our banking subsidiaries have segmented their standard and middle market loan portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by the banks as of June 30, 2003, this methodology resulted in weighted average risk weightings against reported standard and middle segment loans of 160% at PNB and 163% at PB. On a combined basis, the banks’ weighted average risk weighting on a Subprime Guidance basis was approximately 160% against reported standard and middle segment loans of approximately $4.29 billion as of June 30, 2003. Such risk weightings are subject to change depending upon conditions in our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding to customers in the standard and middle segments, on a combined basis, totaled approximately $15.31 billion as of June 30, 2003. See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—Supervision and Regulation Generally—Capital Requirements” in our 2002 Annual Report.

As of June 30, 2003, PNB and PB each met their Capital Plan commitment to achieve capital ratios associated with "well capitalized" status after applying the Subprime Guidance risk weightings. In the case of PNB, this commitment was based upon a total risk-based capital ratio, excluding from the calculation the effect of adopting the AIR guidance, of 13.76%. Both banks have agreed to maintain capital ratios associated with "well capitalized" status thereafter, and PNB has the additional commitment of achieving by June 30, 2004 and thereafter maintaining capital ratios associated with "well capitalized" status after applying the Subprime Guidance risk weightings and including in the calculation the effect of adopting the AIR guidance.

Capital Ratios
(Applying Subprime Guidance)

Capital Ratios as of June 30, 2003	Providian National Bank (including AIR)	Providian Bank(1)
Total risk-based	11.87%	13.15%
Tier 1	10.22%	12.80%
Leverage	18.44%	8.56%

(1)           The Providian Bank loans held for securitization or sale are included in the calculation of the capital ratios.

Future capital ratios will depend on the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with the growth in spread accounts and other retained subordinated interests relating to our securitizations, may result in the fluctuation of the banks’ risk-based capital ratios, as reported in their Call Reports and after applying the Subprime Guidance. However, with the substantial completion of our strategic asset dispositions and other strategic initiatives, as well as the generation of internal capital through the recognition of net income, and subject to ongoing review and continuing update of our Capital Plans and the potential impact of evolving regulatory standards, we expect that our banking subsidiaries will be able to achieve the capital goals in their Capital Plans as required.

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

The residual interest rule adds new standards for the treatment of retained interests related to securitizations, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization’s relative exposure to credit risk. Specifically, the final rule amended capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital (concentration limit); and requiring “dollar-for-dollar” risk-based capital for certain residual interests not deducted from Tier 1 capital (dollar-for-dollar capital requirement). As of June 30, 2003, PNB’s interest-only strips receivable represented 8.92% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips receivable.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company’s disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, are effective.

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Following our third quarter earnings announcement in October 2001, a number of lawsuits were filed against us and certain of our executive officers and/or directors. These included Rule 10b-5 securities class actions, two shareholder derivative actions, and class actions relating to our 401(k) plan (the “401(k) plan”).

The Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California. These consolidated actions (In re Providian Financial Securities Litigation) allege that we and certain of our officers made false and misleading statements concerning our operations and prospects for the second and third quarters of 2001, in violation of federal securities laws. The actions define the putative class as those persons or entities who acquired our stock between June 6 and October 18, 2001, and they seek damages, interest, costs, and attorneys’ fees. Our motion to dismiss was denied in December 2002, and the case has moved into the discovery phase.

The shareholder derivative actions were filed in December 2001 and January 2002 in California state court in San Francisco. These actions generally seek redress against members of our Board of Directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract and violation of state insider trading law. The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys’ fees and other relief.

The class actions relating to the 401(k) plan were filed beginning in December 2001 in the District Court for the Northern District of California, on behalf of a class comprising all persons who were participants or beneficiaries of the plan since July 17, 2001. These consolidated actions, which alleged breaches of fiduciary duties under the Employee Retirement Income Security Act, have been settled on a classwide basis for $8.6 million, which will be funded by our insurance carriers. The settlement received final approval from the court in June 2003.

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

In February 2001, the Company was named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss in March 2002. In July 2003 the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims.

In July 2002, the Company was named as a defendant in a putative class action suit entitled Shoars v. Providian Bancorp Services, Providian Financial Corporation, et al., which was filed against the Company in California state court, alleging that our Paid Time Off (“PTO”) plan violates California Labor Code section 227.3 because the Company caps the payout of PTO benefits for terminated employees at 40 hours. Following removal of the case to federal court and the subsequent remand to state court, the parties have reached a preliminary agreement to settle the case, subject to documentation and approval by the court.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 31.1            Section 302 Certification of Chief Executive Officer.

Exhibit 31.2            Section 302 Certification of Chief Financial Officer.

Exhibit 32.1            Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)           Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the second quarter of 2003:

The Company filed a report on Form 8-K on April 16, 2003 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended March 31, 2003.

The Company filed a report on Form 8-K on April 24, 2003 attaching its press release announcing its financial results for the first quarter of 2003.

The Company filed a report on Form 8-K on May 15, 2003 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended April 30, 2003.

The Company filed a report on Form 8-K on May 20, 2003 attaching a form of Underwriting Agreement to be dated May 20, 2003 between the Company and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. in connection with the Company’s Registration Statement (Form S-3), Registration No. 333-55937 and the issuance of the Company’s convertible senior notes due May 15, 2008.

The Company filed a report on Form 8-K on May 30, 2003 attaching the Third Supplemental Indenture dated as of May 27, 2003 between the Company and Bank One Trust Company, N.A. and the form of note in connection with the Company’s Registration Statement (Form S-3), Registration No. 333-55937 and the issuance of the Company’s convertible senior notes due May 15, 2008.

The Company filed a report on Form 8-K on June 16, 2003 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended May 31, 2003.

(c)           Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Six months ended	Year ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998

Earnings to Fixed Charges
Excluding interest on deposits	3.61	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.21	1.25	1.24	2.27	3.03	2.93

Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(1)
Excluding interest on deposits	3.61	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.21	1.25	1.24	2.27	3.03	2.93

(1)                                  Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

Date: August 14, 2003	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 14, 2003	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.