Form 10-Q
period 2003-09-30
PROVIDIAN FINANCIAL CORP
filed 2003-11-14
CIK 1035713

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

(Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended September 30, 2003

OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934,

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

Yes |X|          No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|          No |_|

        As of October 31, 2003, there were 290,229,277 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION FORM
10-Q

INDEX

September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Providian Financial Corporation and Subsidiaries Consolidated
Statements of Financial Condition

	September 30,	December 31,
(dollars in thousands, except per share data)	2003	2002
	(unaudited)
Assets
Cash and cash equivalents	$516,479	$344,277
Federal funds sold and securities purchased under resale agreements	3,845,824	3,601,000
Investment securities:
Available-for-sale (at market value, amortized cost of $1,481,241 at September 30,
2003 and $1,839,854 at December 31, 2002)	1,463,451	1,856,607
Loans receivable, less allowance for credit losses of $643,982 at September 30,
2003 and $1,012,461 at December 31, 2002	5,349,684	5,895,296
Premises and equipment, net	95,602	119,260
Interest receivable	43,430	60,841
Due from securitizations	3,178,223	3,723,382
Deferred taxes	225,012	487,529
Other assets	616,004	562,738

Total assets	$15,333,709	$16,650,930

Liabilities
Deposits:
Non-interest bearing	$70,283	$56,724
Interest bearing	11,110,062	12,605,353

Total deposits	11,180,345	12,662,077

Short-term borrowings	108,793	91,529
Long-term borrowings	1,158,168	864,048
Deferred fee revenue	116,574	211,978
Accrued expenses and other liabilities	513,207	577,894

Total liabilities	13,077,087	14,407,526

Company obligated mandatorily redeemable capital securities	—	104,332

Shareholders' Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued:
September 30, 2003 — 290,580,842 shares; December 31, 2002 — 290,880,218 shares)	2,906	2,909
Retained earnings	2,280,720	2,202,960
Cumulative other comprehensive income	(10,676)	9,888
Common stock held in treasury—at cost (September 30, 2003 — 396,879 shares;
December 31, 2002 — 1,498,398 shares)	(16,328)	(76,685)

Total shareholders' equity	2,256,622	2,139,072

Total liabilities and shareholders' equity	$15,333,709	$16,650,930

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries Consolidated
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2003	2002	2003	2002
Interest Income
Loans	$200,777	$328,240	$758,857	$1,166,807
Federal funds sold and securities purchased under
resale agreements	10,562	13,334	33,998	26,041
Other	24,445	46,902	86,800	132,356

Total interest income	235,784	388,476	879,655	1,325,204

Interest Expense
Deposits	139,470	178,705	453,845	559,746
Borrowings	15,437	10,306	36,774	32,338

Total interest expense	154,907	189,011	490,619	592,084

Net interest income	80,877	199,465	389,036	733,120

Provision for credit losses	98,732	192,366	492,551	1,152,830

Net interest (loss) income after provision for credit losses	(17,855)	7,099	(103,515)	(419,710)

Non-Interest Income
Servicing and securitization	261,086	125,057	614,402	570,247
Credit product fee income	173,427	273,548	593,234	904,675
Other	10,953	66,503	48,683	613,355

	445,466	465,108	1,256,319	2,088,277
Non-Interest Expense
Salaries and employee benefits	90,050	129,341	282,881	433,219
Solicitation and advertising	38,523	126,404	157,428	339,275
Occupancy, furniture, and equipment	31,571	43,765	91,661	179,520
Data processing and communication	31,064	39,621	94,531	133,615
Other	95,380	113,035	312,969	402,955

	286,588	452,166	939,470	1,488,584

Income from continuing operations before income taxes	141,023	20,041	213,334	179,983
Income tax expense (benefit)	55,704	(22,084)	84,267	41,093

Income from continuing operations	85,319	42,125	129,067	138,890
Income from discontinued operations, net-of-taxes	—	—	—	67,156

Net Income	$85,319	$42,125	$129,067	$206,046

Earnings per common share — basic
Income from continuing operations	$0.30	$0.15	$0.45	$0.49
Income from discontinued operations, net-of-taxes	—	—	—	0.23

Earnings per common share — basic	$0.30	$0.15	$0.45	$0.72

Earnings per common share — assuming dilution
Income from continuing operations	$0.29	$0.15	$0.45	$0.49
Income from discontinued operations, net-of-taxes	—	—	—	0.23

Earnings per common share — assuming dilution	$0.29	$0.15	$0.45	$0.72

Weighted average common shares outstanding — basic (000)	287,620	285,323	286,783	284,649

Weighted average common shares outstanding — assuming dilution (000)	291,871	294,094	289,969	293,935

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
 Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

				Cumulative	Common
		Additional		Other	Stock
	Common	Paid-In	Retained	Comprehensive	Held In
(dollars in thousands, except share data)	Stock	Capital	Earnings	Income	Treasury	Total
Balance at December 31, 2001	$2,862	$—	$1,971,359	$9,807	$(76,517)	$1,907,511
Comprehensive income:
Net Income			206,046			206,046
Unrealized loss on securities, net
of income tax benefit of $288				(441)		(441)
Foreign currency translation
adjustments, net of income tax
expense of $700				1,071		1,071

Total comprehensive income						206,676

Purchase of 666,714 common shares
for treasury					(3,402)	(3,402)
Exercise of stock options and other
awards		(20,236)	19,402		1,922	1,088
Issuance of restricted and
unrestricted stock less forfeited
shares	49	16,933			(1,394)	15,588
Deferred compensation related to
grant of restricted and
unrestricted stock less
amortization of $15,643		55				55
Net tax effect from employee stock
plans		3,248				3,248

Balance at September 30, 2002	$2,911	$—	$2,196,807	$10,437	$(79,391)	$2,130,764

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net Income			129,067			129,067
Unrealized loss on securities, net
of income tax benefit of $13,426				(20,564)		(20,564)

Total comprehensive income						108,503

Purchase of 459,693 common shares
for treasury					(4,073)	(4,073)
Exercise of stock options and other
awards		21,311	(51,307)		34,740	4,744
Issuance of restricted and
unrestricted stock less forfeited
shares	(3)	(26,234)			29,690	3,453
Deferred compensation related to
grant of restricted and
unrestricted stock less
amortization of $6,455		3,002				3,002
Net tax effect from employee stock
plans		1,921				1,921

Balance at September 30, 2003	$2,906	$—	$2,280,720	$(10,676)	$(16,328)	$2,256,622

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries Consolidated
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$129,067	$206,046
Income from discontinued operations	—	(67,156)

Income from continuing operations	129,067	138,890
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	492,551	1,152,830
Depreciation and amortization of premises and equipment	33,839	38,255
Amortization of net loan acquisition costs	16,560	31,657
Amortization of deferred compensation related to restricted and unrestricted stock	6,455	15,643
Decrease in deferred fee revenue	(95,404)	(215,384)
Decrease in deferred income tax benefit	276,366	272,914
Decrease in interest receivable	17,411	42,873
Gain from sale of interests in Providian Master Trust	—	(401,903)
Net (increase) decrease in other assets	(81,037)	34,610
Net decrease in accrued expenses and other liabilities	(86,497)	(215,262)

Net cash provided by operating activities	709,311	895,123

Investing Activities
Net cash from loan originations and principal collections on loans receivable	1,427,173	2,333,125
Net decrease in securitized loans	(1,382,586)	(1,867,453)
Net proceeds from sale of interests in Providian Master Trust	19,899	2,777,559
Decrease in due from securitizations	545,159	453,999
Purchases of available-for-sale investment securities	(3,109,596)	(4,506,909)
Proceeds from maturities and sales of available-for-sale investment securities	3,468,339	4,109,078
Increase in federal funds sold and securities purchased
under resale agreements or similar arrangements	(244,824)	(2,530,000)
Net purchases of premises and equipment	(10,395)	—

Net cash provided by investing activities	713,169	769,399

Financing Activities
Net decrease in deposits	(1,464,679)	(2,220,545)
Proceeds from issuance of term federal funds	—	405,670
Repayment of term federal funds	—	(411,339)
Repayment of short-term borrowings	(91,584)	(111,513)
Proceeds from long-term borrowings	305,314	12,321
Repayment of long-term borrowings	—	(6,997)
Purchase of treasury stock	(4,073)	(3,402)
Proceeds from exercise of stock options	4,744	1,088

Net cash used by financing activities	(1,250,278)	(2,334,717)

Net cash provided by discontinued operations	—	628,188

Net Increase (Decrease) in Cash and Cash Equivalents	172,202	(42,007)
Cash and cash equivalents at beginning of period	344,277	449,586

Cash and cash equivalents at end of period	$516,479	$407,579

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries Notes
to Consolidated Financial Statements
September 30, 2003 (unaudited)

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

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

        The following table reflects, for the three and nine months ended September 30, 2003 and 2002, the stock-based employee compensation costs arising out of the restricted and unrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects compensation expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and Pro
Forma Net Income and Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2003	2002	2003	2002
Restricted and unrestricted stock amortization,
net-of-taxes, included in net income, as reported	$1,074	$2,118	$3,905	$9,464
Net income, as reported	85,319	42,125	129,067	206,046
Deduct: Pro forma stock-based employee compensation
expense determined under fair value method,
net-of-taxes(1)	4,876	9,229	18,585	34,556

Pro forma net income	$80,443	$32,896	$110,482	$171,490

Net income per common share:
As reported — basic	$0.30	$0.15	$0.45	$0.72

As reported — assuming dilution	$0.29	$0.15	$0.45	$0.72

Net income per common share:
Pro forma — basic	$0.28	$0.12	$0.39	$0.60

Pro forma — assuming dilution	$0.27	$0.11	$0.38	$0.59

(1)

The pro forma stock-based compensation expenses for the three and nine months ended September 30, 2003 and 2002 include the effects of an expense reduction for non-vested stock options that have been forfeited in the relevant period.

        The fair value of the stock options granted by the Company was estimated at the grant date through the Black-Scholes option pricing model using assumptions for risk-free weighted average interest rate, expected dividend yield, weighted average expected volatility, which is based upon unadjusted historical volatility, and the expected stock option life.

Note 3. Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity’s expected residual returns, if any. FIN 46 became effective upon its issuance for interests in a VIE acquired after January 31, 2003. For VIEs acquired before February 1, 2003, the original FIN 46 effective date of July 1, 2003 for such interests has been delayed to December 31, 2003. The FASB delayed the implementation due to additional time needed for companies and their auditors to complete the evaluation of existing variable interest entities and to determine which of those entities are affected by this change in accounting.

        Since January 31, 2003, the Company has not acquired an interest in any VIEs. Because the Company’s securitizations are structured using qualifying special purpose entities, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46, the Company’s securitization trusts are not required to be consolidated. Based upon evolving interpretation of the criteria for consolidation of FIN 46, the Company is continuing to perform analysis of its VIEs acquired before February 1, 2003, primarily with respect to the Company’s limited partnership interests and loans that qualify under the Community Reinvestment Act. The Company does not expect the implementation of any changes in the accounting for these investments to have a material impact on its financial statements. The Company has applied the provisions of FIN 46 to its wholly-owned trust that issued capital securities. (See Note 9 to the Consolidated Financial Statements)

Note 4. Interest and Fee Income Recognition

        Beginning on January 1, 2002, the Company adopted a new methodology (the “suppression methodology”) for recognizing interest and fee income. Under the suppression methodology, interest and fees that would otherwise accrue on reported loans and other assets, but that the Company estimates will not be collected (the “suppressed amounts”), are not recognized as interest income, credit product fee income, or servicing and securitization income on the Company’s income statement and are not included in loans receivable, interest receivable, or due from securitizations on the Company’s balance sheet. In connection with its securitizations, the Company recognizes a portion of the interest and fee income relating to the securitized loans receivable in servicing and securitization income. Under the suppression methodology, the Company analyzes projected credit loss rates, delinquency status, and historical loss experience to estimate the suppressed amounts.

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

        When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations are reversed against income. During the third quarter and first nine months of 2003 and 2002, the Company’s reported interest and fee income and servicing and securitization income were reduced as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals as follows:

Reductions to Interest and Fee Income

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2003	2002	2003	2002
Interest	$30	$57	$115	$179
Fee	46	100	157	324
Servicing and securitization	141	181	436	529

Total	$217	$338	$708	$1,032

Note 5. Investment Securities

Summary of Investment Securities

	September 30, 2003				December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Market
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Value
Investment Securities
Available-for-Sale
United States Treasury and
federal agency bonds	$18,168	$7	$—	$18,175	$622,144	$622,081
Mortgage-backed securities	1,248,529	—	17,395	1,231,134	974,002	982,023
Equity securities	26,860	—	—	26,860	25,420	25,420
Other	187,684	—	402	187,282	218,288	227,083

Total investment securities
available-for-sale	$1,481,241	$7	$17,797	$1,463,451	$1,839,854	$1,856,607

        For the three months ended September 30, 2003, the Company sold investment securities with an amortized cost of $358.0 million at a gross realized loss of $1.5 million. For the nine months ended September 30, 2003, the Company sold investment securities with an amortized cost of $1.30 billion at a net realized gain of $8.5 million, which includes gross gains of $11.2 million and gross losses of $2.7 million. During the three and nine months ended September 30, 2002, the Company sold investment securities with an amortized cost of $97.9 million at a gross realized gain of $10.2 million. The Company calculates realized gains and losses using the specific identification method.

Note 6. Loans Receivable and Loans Held for Securitization or Sale

        The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collection procedures. At September 30, 2003, the Company had no significant regional domestic or foreign concentrations of credit risk.

        In connection with the sale of PB loans completed in August 2003, the Company reclassified substantially all of the PB loans and related interest receivable to loans held for securitization or sale as of June 30, 2003. The fair value was estimated based upon anticipated terms of the sale. The net book value of the loans and interest receivable held for securitization or sale was reduced to fair value by adding $11.9 million to the allowance for credit losses related to these loans. The loan balances and related allowance of $171.6 million were then transferred to loans held for securitization or sale resulting in a new basis for the loans of $667.1 million.

        At September 30, 2002, the Company transferred $500.0 million of loans receivable, at the lower of cost or fair value, to loans held for securitization or sale. On October 30, 2002, these loans receivable were transferred to Providian Gateway Master Trust in connection with a securitization transaction, and removed from loans held for securitization or sale on the Company’s balance sheet.

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

Note 7. Securitization or Sale of Receivables

        The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements. During the three months ended September 30, 2003, the Company securitized $406.5 million of loans receivable in its funding series and recognized net losses of $4.2 million from the recognition of retained interests from the new securitizations. The Company did not enter into any new securitizations during the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Company securitized $1.50 billion and $257.7 million of loans receivable in the existing variable funding series. The Company recognized net losses of $20.4 million and $6.5 million in the nine months ended September 30, 2003 and 2002 from the recognition of retained interests from the new securitization transactions. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of the initial sale. In addition to the amount recognized upon the initial sale and the subsequent impact of changes in the fair value of retained interests, the Company’s earnings in the nine months ended September 30, 2003 were affected by an increase to the allowance for credit losses due to an increase in loans receivable that resulted from the amortization of certain securitizations. This increase in loans receivable was partially offset by new securitization activity during the first nine months of 2003 that had the effect of reducing our reported loans receivable and the associated allowance. After the initial sale, the Company’s securitizations impact its earnings through changes in the fair values of its retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strips receivable.

        The total amount of securitized loans as of September 30, 2003 and December 31, 2002 was $10.62 billion and $12.33 billion. Due from securitizations was $3.18 billion as of September 30, 2003, and $3.72 billion as of December 31, 2002. At September 30, 2003 and December 31, 2002, the primary components of due from securitizations, which are reported at their carrying amount, net of any discounts to arrive at fair value, were retained subordinated certificateholders’ interests, which were $1.92 billion and $2.06 billion; interest-only strips receivable, which were $185.6 million and $257.4 million; spread accounts, which were $479.6 million and $467.0 million; and accrued interest receivable, which were $409.7 million and $488.1 million.

        The retained subordinated certificateholders’ interests represent debt securities and are accounted for as trading securities. They are reported at fair value under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are included on the Company’s balance sheet in due from securitizations. The retained subordinated certificateholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid upon the maturity of the securitization transaction. Upon origination of a securitization, the Company recognizes these assets at their allocated carrying value in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The allocated carrying value is less than the face value of the certificate, and the difference is recorded as a reduction to servicing and securitization income. At the same time, the Company recognizes the fair value of these assets. The Company determines fair value through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

        Subsequent to the initial fair value recognition, the Company evaluates its retained subordinated certificateholders’ interests and recognizes changes in their fair market value in servicing and securitization income. The fair market value changes reflect the Company’s revisions in expected future cash flows and changes in discount rates that incorporate the relative risk of the cash flows and include factors such as the life of the underlying receivables and the term of the certificateholders’ interests. As certificateholders’ interests approach maturity, their fair values generally approach their face value and the discounts are accreted, with the amount of such accretion realized in servicing and securitization income. The following table summarizes the retained subordinated certificateholders’ interests in the Providian Gateway Master Trust as of September 30, 2003 and December 31, 2002. For more information, see “Overview of Critical Accounting Policies—Securitization Accounting” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Providian Gateway Master Trust Summary
of Retained Subordinated Certificateholders’ Interests

	September 30,	December 31,
(dollars in millions)	2003	2002
Retained subordinated certificateholders' interests
Face value	$2,165	$2,499
Discount	(246)	(442)
Fair market value	1,919	2,057
Weighted average remaining term (months)	13	17

        For the three and nine months ended September 30, 2003, the changes in net unrealized gains on retained subordinated certificateholders’ interests included in earnings were $83.6 million and $173.6 million. These unrealized gains are recognized in servicing and securitization income.

        The Company’s valuations of retained subordinated interests, which includes subordinated certificateholders’ interests, interest-only strips receivable, and spread accounts, require it to use its judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Retained subordinated certificateholders’ interests are discounted at rates that reflect the relative risk of cash flows, which includes factors such as the level of subordination, the projected repayment term, and the credit risk of the securitized loans. In valuing interest-only strips receivable, the Company estimates the interest that will be collected on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be received over the period the securitized loans are projected to be outstanding. The spread accounts are recorded at fair value through a discounted cash flow analysis based on projected release of funds from the spread accounts to the Company.

        At least quarterly, the Company adjusts these valuations of the retained subordinated interests to reflect changes in the amount of the securitized loans outstanding and any changes to previous assumptions and estimates. The Company also continues to refine the financial models used to update measures of the timing and amount of expected future cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows and the underlying economic assumptions. Changes in the estimated fair value of the retained interests are reported as a component of non-interest income, servicing and securitization on the Company’s income statement.

        The table below presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the nine months ended September 30, 2003 and 2002.

Securitization Initial Measurement Assumptions

	September 30,
	2003	2002
Payment rate(1)	5.4%	6.3%
Expected net credit loss rate	18.4%	17.2%
Weighted average loans receivable life (in years)(2)	0.95	1.1
Discount rate(3)	3.2% - 20.0%	8.2% - 20.0%
Average interest rate margin for third party investors(4)	0.94%	0.83%

(1)

The monthly payment rate represents a forecast of principal collections for the month divided by a forecast of the aggregate amount of principal loans receivable at the beginning of the month. This rate is an average of forecasted monthly rates. In the fourth quarter of 2002, the Company began utilizing a payment rate based on principal only rather than total collections. The Company believes a principal payment rate more accurately measures the projected outstanding loan balances allocated to the certificateholders’ interests. On a comparable basis, the principal only payment rate for the nine months ended September 30, 2002 was 4.2%.

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

(4)

The interest rate paid to third party investors is a variable rate based on this margin plus the London Interbank Offered Rate (LIBOR) or commercial paper rates of the conduit providers that participate in our variable funding series.

        The key economic assumptions used in valuing retained subordinated interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at September 30, 2003 are presented below. These sensitivities are hypothetical and should be used with caution.

Securitization Sensitivities

		Expected
	Discount	Net Credit	Payment
(dollars in millions)	Rate	Loss Rate	Rate
Current assumptions	3.9% - 20.0%	17.9%	5.8%
Impact on fair value of:
10% adverse change	$(32)	$(87)	$(9)
20% adverse change	$(62)	$(155)	$(18)

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

        The table below summarizes certain cash flows from and paid in respect of securitizations for the nine months ended September 30, 2003 and 2002:

Securitization Cash Flows

	For the nine months ended September 30,
(dollars in millions)	2003	2002
Proceeds from new securitizations(1)	$915	$195
Proceeds reinvested in revolving period of securitizations(1)	5,270	6,396
Servicing fees received	248	294
Net cash flows received on retained interests	405	95
Principal paid in respect of maturing securitizations(1)	(2,448)	(1,670)

(1)	Cash flows received or paid with respect to third party certificateholders' interests.

Note 8. Guarantees and Contingencies

Guarantees

        In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for the purpose of calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge will continue in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced upon the repayment of one of the series that occurred on September 15, 2003. The remaining amount of the pledged collateral at September 30, 2003 was $13.6 million. The remaining series related to the pledge has an expected final payment date of September 15, 2005. The Company does not currently expect that performance under this pledge will be required.

        The Company enters into various agreements that contain general indemnification provisions, primarily in connection with sale of asset agreements and service contracts. These provisions typically require the Company to make payments to another party to indemnify them against losses that may be incurred due to actions taken by the Company prior to entering into the agreement, due to breach of representations, warranties and covenants made in connection with the agreement and due to possible changes in or interpretations of tax law. The Company cannot estimate the potential future impact of these agreements since this would require an assessment of future claims that may be made against the Company that have not yet occurred. Based on historical experience, the Company does not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Litigation

         The Company is subject to various pending and threatened legal actions, including actions arising in the ordinary course of business from the conduct of its activities. While the Company believes that it has substantive defenses and intends to defend the actions vigorously, it cannot predict the ultimate outcome or the potential future impact on the Company of such actions. The Company does not currently expect any of the actions affecting it to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Note 9. Long-Term Borrowings and Capital Securities

        Long-term borrowings and capital securities consist of borrowings having an original maturity of one year or more. For purposes of comparability, certain prior period amounts have been reclassified.

Summary of Long-Term Borrowings and Capital Securities

	September 30,	December 31,
(dollars in thousands)	2003	2002
Long-Term Borrowings
6.65% senior bank notes maturing in 2004(1)	$—	$108,801
3.25% convertible senior notes maturing in 2005	343,302	343,302
Zero coupon convertible senior notes maturing in 2021(2)	437,952	425,135
4.00% convertible senior notes maturing in 2008	287,500	—
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	—

	1,178,035	877,238
Less unamortized issuance costs	19,867	13,190

Total long-term borrowings	$1,158,168	$864,048

Capital Securities
Company obligated mandatorily redeemable capital securities	$—	$104,332

(1)	Amount at September 30, 2003 is due in one year or less and has been classified as short-term borrowings.
(2)	Amount includes the accreted portion of a yield to maturity of 4.00% per year.

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

         In accordance with FIN 46 (see Note 3 to Consolidated Financial Statements), the Company has determined that Providian Capital I is a VIE and that the Company is not the primary beneficiary. The Company would not absorb a majority of the trust's expected losses if they were to occur. Though the effective date for FIN 46 has been delayed to December 31, 2003, the Company has adopted the provisions of FIN 46 in relation to the trust. As a result, the Company deconsolidated the trust effective July 1, 2003 and is no longer reporting the trust's capital securities on its balance sheet. At September 30, 2003, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the capital securities in long-term borrowings and the Company's equity investment in the trust of $5.0 million in other assets. In addition, the Company reported the related interest as interest expense and its equity in the earnings of the nonconsolidated trust as non-interest income—other for the three months ended September 30, 2003.

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

        On August 1, 2003, the Company completed the sale of 435,000 credit card accounts with $859 million in outstanding balances, which comprised substantially all of the credit card loans of PB. The Company transferred servicing of the receivables in August 2003. Effective June 30, 2003, the Company reclassified the loans and related accrued interest receivable to loans held for securitization or sale and recognized a loss of approximately $8 million, or a decrease of $0.03 in earnings per diluted share.

        In October 2003, the Company entered into an agreement to sell certain assets of its subsidiary, GetSmart.com. The Company expects the transaction to be completed in December 2003. Under the terms of the agreement, the Company will sell the lender and marketing agreements, trademarks, intellectual property and certain fixed assets, but retain the outstanding receivables generated from fees paid by lenders and other participants offering their products through GetSmart.com. During the fourth quarter of 2003, the Company expects to recognize an after-tax gain of $6.2 million, with respect to the sale.

Note 11. Income Taxes

        In September 2002, California enacted a law requiring large banks to conform to federal law with respect to accounting for bad debts. The California law applies to tax years beginning on or after January 1, 2002. Before the change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts, which enabled them to take deductions for anticipated bad debt losses for California tax purposes before the losses were recognized as charge-offs. As a result of the change, large banks now deduct only actual charge-offs, net of recoveries, in determining their California taxable income, and were required to include in 2002 taxable income 50 percent of the bad debt reserves existing as of the end of the prior tax year. As a concession to the banks that were subject to the new law, the State of California waived recapture of the remaining 50 percent of the reserves. The effect of this concession was to create a permanent tax benefit for the Company in the amount of $30.0 million. The effective tax rate for continuing operations for the three and nine months ended September 30, 2002 reflects this benefit.

Note 12. Discontinued Operations

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

        Sales of the Company’s discontinued operations in the United Kingdom and Argentina were finalized during the second quarter of 2002 and resulted in a total gain of $103.6 million. There were no results from discontinued operations for the three and nine months ended September 30, 2003, and for the three months ended September 30, 2002. The Company reported $67.2 million of income from discontinued operations for the nine months ended September 30, 2002.

Note 13. Cumulative Other Comprehensive Income

        The components of cumulative other comprehensive income, net of related taxes, for the nine months ended September 30, 2003 and 2002 are as follows:

Cumulative Other Comprehensive Income Components

			Cumulative
	Unrealized	Foreign	Other
	Gain (Loss)	Currency	Comprehensive
(dollars in thousands)	on Securities	Translation	Income
Balance at December 31, 2001	$10,878	$(1,071)	$9,807
Other comprehensive income	(729)	1,771	1,042
Tax benefit (expense)	288	(700)	(412)

Balance at September 30, 2002	$10,437	$—	$10,437

Balance at December 31, 2002	$9,888	$—	$9,888
Other comprehensive income	(33,990)	—	(33,990)
Tax benefit	13,426	—	13,426

Balance at September 30, 2003	$(10,676)	$—	$(10,676)

Note 14. Earnings per Common Share

        The following table sets forth the computation of both the basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2003	2002	2003	2002
Basic
Income from continuing operations	$85,319	$42,125	$129,067	$138,890
Discontinued operations, net-of-taxes	—	—	—	67,156

Net income available to common shareholders	$85,319	$42,125	$129,067	$206,046

Weighted average common shares outstanding	287,620	285,323	286,783	284,649

Earnings per common share:
Income from continuing operations	$0.30	$0.15	$0.45	$0.49
Discontinued operations, net-of-taxes	—	—	—	0.23

Net income per common share	$0.30	$0.15	$0.45	$0.72

Diluted
Income from continuing operations	$85,319	$42,125	$129,067	$138,890
Plus: Income impact of assumed conversions
Interest on convertible senior notes, net-of-taxes(1)	—	1,688	—	5,063

Income from continuing operations with assumed conversions	85,319	43,813	129,067	143,953
Discontinued operations, net-of-taxes	—	—	—	67,156

Net income available to common shareholders with assumed conversions	$85,319	$43,813	$129,067	$211,109

Weighted average common shares outstanding	287,620	285,323	286,783	284,649
Plus: Incremental shares from assumed conversions
Restricted stock issued — non vested	1,244	3,647	1,721	4,103
Employee stock options	3,007	150	1,465	209
Convertible senior notes(1)	—	4,974	—	4,974

Dilutive potential common shares	4,251	8,771	3,186	9,286

Adjusted weighted average common shares	291,871	294,094	289,969	293,935

Earnings per common share:
Income from continuing operations	$0.29	$0.15	$0.45	$0.49
Discontinued operations, net-of-taxes	—	—	—	0.23

Net income per common share	$0.29	$0.15	$0.45	$0.72

(1)

For the three and nine months ended September 30, 2003, there were no assumed conversions or interest expense add-backs related to the Company’s 3.25% convertible senior notes because the effect would be antidilutive. The Company’s other convertible senior notes have substantive contingent conversion features that have not been met, and therefore are not considered for possible dilution.

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

Our Business

        Through our banking subsidiaries, we provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted through Providian National Bank (“PNB”), a wholly owned banking subsidiary. We are in the process of consolidating Providian Bank (“PB”), another wholly owned banking subsidiary, into PNB, which we expect to be complete by the end of 2003. We market consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

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

        We seek to fund our assets through a diversified mix of sources. Our ability to fund existing and future customer loans is currently dependent on four primary sources: customer deposits, securitizations, a portfolio of cash and liquid investment securities, and, to a lesser extent, debt. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust or other special purpose entity, which issues certificates backed by the principal, interest, and fee cash flows generated by the pool of loans. At the time the certificates are issued, we receive cash proceeds from the certificates sold to third parties.

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

        Securitization Accounting. We periodically transfer a portion of our loans receivable to a non-consolidated trust through which we issue asset-backed securities, which represent undivided interests in a pool of loans and the right to receive future collections of principal, interest, and fees related to the loans receivable. We sell the senior classes of these securities to third party investors, using various forms of credit enhancement so that these classes will receive credit ratings that allow them to be sold in underwritten offerings or private placements. We record our securitizations as sales for GAAP and for regulatory accounting purposes. We continue to service the securitized loans and receive contractual servicing fees during the term of the transaction.

        In addition to the third party investors’ interests, the structure of the securitization creates certain retained interests in the securitized pool of loans, including a seller’s interest, subordinated certificateholders’ interests, an interest-only strips receivable, and spread accounts. We include these retained interests on our balance sheet. When we enter into a securitization, we receive the cash proceeds from the sale of securities to third parties, remove from our balance sheet the portion of the loans receivable associated with the senior and subordinated certificateholders' interests and the related allowance for credit losses, and record our retained interests in the transaction. We typically recognize a gain on sale from the securitization, due primarily to the removal of the related allowance for credit losses and recognition of the interest-only strips receivable, which is partially offset by discounts recognized for the retained subordinated interests.

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

        Our other retained interests in the securitized loans are also recorded on our balance sheet in due from securitizations, generally at fair value. Retained subordinated certificateholders’ interests represent certificateholders’ interests not sold to third party investors. At the time of a securitization, we determine whether these interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans and can vary among different securitizations and different retained interests. Our existing retained certificateholders’ interests are generally measured like investments in debt securities held for trading. Unrealized gains and losses on assets held for trading are included in earnings. Unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in shareholders’ equity, as other comprehensive income. If there is a determination that available-for-sale assets have been permanently impaired, unrealized losses are reported in servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings.

        The interest-only strips receivable represents the present value of the estimated future excess servicing income expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding. Excess servicing income represents the net positive cash flow from interest and fee collections allocated to the certificateholders’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Spread accounts are cash reserve accounts that can be called upon to fund payments due to securitization investors and credit enhancers if their share of cash flows is insufficient to do so. Spread accounts may be funded from proceeds of the securitization transaction or through excess servicing cash flows, and the required funding levels are determined by excess servicing rates and by other trigger events that may occur during the term of the securitization. Spread account funds are released to us if certain conditions are met or the securitization terminates with amounts remaining in the spread accounts.

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

        Allowance for Credit Losses. When loans become delinquent, we recognize the credit losses by charging off the principal balance no later than the last day of the calendar month in which the accounts become 180 days past due under the terms of the account agreement. Loans that are restructured under our consumer debt management program are charged off no later than 120 days after they become contractually past due. We generally recognize charge-offs for accounts of bankrupt and deceased customers within 30 days after notification of bankruptcy and within 60 days after verification of death, respectively.

        We maintain an allowance for credit losses to provide for the estimated probable net principal credit losses inherent in the loans receivable on our balance sheet. The calculation of the amount of the allowance requires an assessment of known and inherent risks in our portfolios.

        We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends, including bankruptcy, delinquency and charge-off rates. We also consider factors such as general environmental conditions, trends in loan portfolio volume and seasoning, and recent changes to loan review and underwriting procedures. We compare prior estimates of loss rates and amounts to actual performance, and we compare our loss rates and loan coverage ratios (the allowance as a percentage of loans outstanding) to those of other credit card lenders. Through the allowance review process, we establish an allowance for credit losses that represents an estimate of the amount necessary to absorb future principal charge-offs related to credit losses inherent in the loans currently outstanding.

        Establishing an allowance for credit losses that is adequate and not excessive requires significant judgment. We forecast multiple scenarios and use alternative methods to establish and test the adequacy of the allowance. The coverage ratios under these varying scenarios and methods create a range of reasonable outcomes from which we record our allowance.

        If different assumptions were made regarding estimated net credit losses, our financial position and results of operations could differ materially. For example, a 10% increase in the projected net credit losses estimated at September 30, 2003 would result in an increase of approximately $64 million in the allowance for credit losses and the provision for credit losses.

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

        We continue to utilize projected credit loss rates to estimate the uncollectible revenue, as we did previously in establishing the valuation allowance for estimated uncollectible interest and fees receivable. During the first six months of 2002, we depleted the valuation allowance recorded for estimated uncollectible interest and fees at December 31, 2001 as we charged off the loans for which the valuation allowances had been established. Consistent with our method of calculating the allowance for credit losses, we use multiple scenarios and alternative methods to establish a range of reasonable levels of estimated uncollectible interest and fees from which we record the estimated collectible interest and fee income.

        If different assumptions were made regarding estimated uncollectible interest and fees, our financial position and results of operations could differ materially. For example, a 10% increase in the projected uncollectible interest and fees estimated at September 30, 2003 would result in decreases of approximately $4 million to interest income and $24 million to non-interest income.

        Accounting for Interest Rate Derivatives. Because we are a financial institution, our assets and the liabilities we incur to fund those assets are primarily interest-bearing. As a result, our earnings will be subject to the risk resulting from interest rate fluctuations. This interest rate risk will vary depending on the mix of fixed rate versus floating (variable) rate assets and liabilities and is affected by changes in the balances of interest-earning assets and interest-bearing liabilities through maturity, borrowing, repricing, and repayment activity.

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

        We do not trade our derivative positions or use derivatives to speculate on interest rate movements. As required by Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the fair value of the item being hedged.

Earnings Summary

        The following discussion provides a summary of our earnings for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. In the second quarter of 2002, we completed the sale of our operations in the United Kingdom and Argentina. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

        For the three months ended September 30, 2003, reported total net revenue (net interest income plus non-interest income) was $526.3 million, compared to $664.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, reported total net revenue was $1.65 billion, compared to $2.82 billion for the nine months ended September 30, 2002, a decrease of $1.18 billion. The significant decrease in the nine months ended September 30, 2003 compared to September 30, 2002 is the result of a $344.1 million decrease in net interest income and an $832.0 million decrease in non-interest income.

        For the three and nine months ended September 30, 2003 and 2002, the decrease in net interest income was primarily driven by a reduction in loans receivable and a decrease in the yield on outstanding loans receivable as we shifted our marketing strategy to generating a larger proportion of higher credit quality loans receivable and to managing our existing portfolio through selective pricing appropriate for the assessed risk. In addition, the decrease in non-interest income for the nine months ended September 30, 2003 was primarily driven by the inclusion in 2002 non-interest income of the $401.9 million gain on the sale of our interests in the Providian Master Trust and by the decrease of $311.4 million in 2003 credit product fee income as a result of lower average loans receivable and our transition to higher quality credit card account originations.

        Our provision for credit losses was $98.7 million for the quarter ended September 30, 2003, a decrease of $93.6 million from the third quarter of 2002. For the nine months ended September 30, 2003, our provision for credit losses was $492.6 million, compared to $1.15 billion for the nine months ended September 30, 2002. The decrease of $660.3 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily attributable to a 2002 increase of $388.2 million to recognize the fair value of the higher risk loans sold during the period. In addition, the provision for the nine months ended September 30, 2003 reflects a lower reported loans receivable balance, and also reflects a lower loan loss coverage ratio related to the improved delinquency performance of our loans receivable resulting from certain new portfolio management and collections strategies and policies and higher quality credit card account originations.

        For the quarter ended September 30, 2003, non-interest expense decreased $165.6 million to $286.6 million, compared to $452.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, non-interest expense decreased $549.1 million to $939.5 million, compared to $1.49 billion for the nine months ended September 30, 2002. This reduction is primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and reduced levels of solicitation and advertising expenses as we transition to our new marketing strategies.

Statement of Average Balances, Income and Expense, Yields and Rates

        The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 2003 and 2002. Average earning assets represent interest-earning consumer loan portfolios and investments held for liquidity purposes.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended September 30,
	2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Consumer loans	$5,865,604	$200,777	13.69%	$7,305,075	$328,240	17.97%
Interest-earning cash	449,419	1,170	1.04%	2,640,564	11,786	1.79%
Federal funds sold	4,181,325	10,562	1.01%	2,927,351	13,334	1.82%
Investment securities	1,630,987	10,428	2.56%	1,453,358	17,364	4.78%
Other	741,165	12,847	6.93%	684,300	17,752	10.38%

Total interest-earning assets	12,868,500	$235,784	7.33%	15,010,648	$388,476	10.35%

Allowance for credit losses	(680,230)			(1,196,616)
Other assets	3,551,516			3,569,704

Total assets	$15,739,786			$17,383,736

Liabilities and Equity
Interest-bearing liabilities
Deposits	$11,642,410	$139,470	4.79%	$13,421,112	$178,705	5.33%
Borrowings	1,254,656	15,437	4.92%	962,280	10,306	4.28%

Total interest-bearing liabilities	12,897,066	$154,907	4.80%	14,383,392	$189,011	5.26%

Other liabilities	644,423			789,145

Total liabilities	13,541,489			15,172,537

Capital securities	—			104,332

Equity	2,198,297			2,106,867

Total liabilities and equity	$15,739,786			$17,383,736

Net Interest Income and Spread		$80,877	2.53%		$199,465	5.09%

Statement of Average Balances, Income and Expense, Yields and Rates

	Nine months ended September 30,
	2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Consumer loans	$6,675,001	$758,857	15.16%	$9,354,255	$1,166,807	16.63%
Interest-earning cash	336,533	2,692	1.07%	2,446,890	32,165	1.75%
Federal funds sold	3,985,187	33,998	1.14%	1,954,953	26,041	1.78%
Investment securities	1,723,657	39,606	3.06%	1,421,837	52,879	4.96%
Other	753,596	44,502	7.87%	561,103	47,312	11.24%

Total interest-earning assets	13,473,974	$879,655	8.70%	15,739,038	$1,325,204	11.23%

Allowance for credit losses	(901,249)			(1,473,305)
Other assets	3,576,949			3,909,983

Total assets	$16,149,674			$18,175,716

Liabilities and Equity
Interest-bearing liabilities
Deposits	$12,179,739	$453,845	4.97%	$14,074,383	$559,746	5.30%
Borrowings	1,119,796	36,774	4.38%	991,742	32,338	4.35%

Total interest-bearing liabilities	13,299,535	$490,619	4.92%	15,066,125	$592,084	5.24%

Other liabilities	703,004			958,249

Total liabilities	14,002,539			16,024,374

Capital securities	—			104,332

Equity	2,147,135			2,047,010

Total liabilities and equity	$16,149,674			$18,175,716

Net Interest Income and Spread		$389,036	3.78%		$733,120	5.99%

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

Rate-Volume Variance Analysis

	Three months ended September 30,			Nine months ended September 30,
	2003 vs. 2002			2003 vs. 2002
	Increase	Change due to (1)		Increase	Change due to (1)
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest Income
Consumer loans	$(127,463)	$(57,710)	$(69,753)	$(407,950)	$(311,741)	$(96,209)
Federal funds sold	(2,772)	4,455	(7,227)	7,957	19,852	(11,895)
Other securities	(22,457)	(3,758)	(18,699)	(45,556)	3,033	(48,589)

Total interest income	(152,692)	(57,013)	(95,679)	(445,549)	(288,856)	(156,693)

Interest Expense
Deposits	(39,235)	(22,236)	(16,999)	(105,901)	(72,409)	(33,492)
Borrowings	5,131	3,438	1,693	4,436	4,211	225

Total interest expense	(34,104)	(18,798)	(15,306)	(101,465)	(68,198)	(33,267)

Net Interest Income	$(118,588)	$(38,215)	$(80,373)	$(344,084)	$(220,658)	$(123,426)

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

        Reported net interest income for the three months ended September 30, 2003 was $80.9 million, compared to $199.5 million for the same period in 2002, a decrease of $118.6 million. Reported net interest income for the nine months ended September 30, 2003 was $389.0 million, compared to $733.1 million for the same period in 2002, a decrease of $344.1 million. The decline in reported interest income year over year for both the three and nine months ended September 30, 2003 reflects our continuing efforts to create a higher quality loan portfolio. The runoff of the old portfolio loans stabilized during the quarter, but still exceeded new account additions, resulting in lower loans receivable. In addition, the yield decreased as the mix of our portfolio reflects a growing proportion of higher quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates. Also contributing to the lower net interest income are the lower yields on our liquidity position.

        Interest expense declined from $189.0 million in the third quarter of 2002 to $154.9 million in the third quarter of 2003. For the nine months ended September 30, 2003, interest expense was $490.6 million, compared to $592.1 million for the same period in 2002, a decrease of $101.5 million. Consistent with the decline in our average loan balances and with our banking subsidiaries’ Capital Plans, we decreased the level of our deposit funding. The year over year decreases in interest expense reflect the lower average deposits and lower interest rates paid.

Allowance and Provision for Credit Losses

        We maintain our allowance for credit losses at a level estimated to be adequate to absorb future principal charge-offs, net of recoveries, in the existing reported loan portfolio. We maintain the allowance for credit losses for reported loans only.

        We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends, and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We segregate loans into general risk classifications for each product type. We combine quantitative factors (including historical delinquency roll rates, historical credit loss rates, customer characteristics, such as risk scores, and other data) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses.

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

Allowance for Credit Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$701,488	$1,224,901	$1,012,461	$1,932,833
Provision for credit losses	98,732	192,366	480,676	764,600
Fair value adjustment - loans held for
securitization or sale(1)	—	—	11,875	388,230
Credit losses	(206,654)	(278,437)	(847,629)	(1,035,763)
Recoveries	50,416	34,008	158,205	108,881
Credit losses on loans held for securitization or
sale(1)	—	—	(171,606)	(985,943)

Balance at end of period	$643,982	$1,172,838	$643,982	$1,172,838

Allowance for credit losses to loans at period end	10.74%	15.26%

Reported loan balance at period end(2)	$5,994,446	$7,685,724

(1)

The fair value adjustment of $11.9 million reflects an increase in the allowance for credit losses as a result of the mark to market of the Providian Bank (“PB”) loans receivable reclassified as loans held for securitization or sale in the nine months ended September 30, 2003. Additionally, the decrease in allowance for credit losses of $171.6 million represents loan loss reserves transferred with the par value of the PB loans, as part of the adjustment to the fair value of $667.1 million.
The fair value adjustment of $388.2 million reflects an increase in the allowance for credit losses as a result of the higher risk loans receivable reclassified as loans held for securitization or sale in the nine months ended September 30, 2002. Additionally, the decrease in allowance for credit losses of $985.9 million represents the allowance for credit losses that was transferred with the par value of the reclassified higher risk loans as part of the adjustment to the fair value of $1.61 billion.

(2)

The 2003 and 2002 balances exclude SFAS No. 133 market value adjustments of ($0.8) million and $12.1 million. In addition, the 2002 balance excludes loans held for securitization or sale of $500.0 million.

        The decrease in the allowance for credit losses as a percentage of reported loans and as a dollar amount as of September 30, 2003 compared to September 30, 2002 reflects the inherent trend in net credit losses after adjusting our loan mix for the impact of recent higher quality account originations and changes in portfolio management strategies and for the sale of a portfolio of higher risk loans. The decrease in the dollar amount of the allowance also reflects the effect of adopting the AIR guidance in the fourth quarter of 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Impact of Securitizations” in our 2002 Annual Report). As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may further adjust the amount of the allowance, which would result in a change to the ratio of the allowance for credit losses to reported loans.

Non-Interest Income

        Servicing and Securitization Income. Servicing and securitization income relates primarily to securitized loans. It includes servicing fees, primarily relating to loans receivable transferred in our securitizations, excess servicing income, and gains or losses related to the securitization of financial assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —The Impact of Securitizations” in our 2002 Annual Report).

        As of September 30, 2003 and 2002, the total principal amount of securitized loans outstanding was $10.62 billion and $11.26 billion. For the three months ended September 30, 2003, servicing and securitization income was $261.1 million, an increase of $136.0 million from $125.1 million in the third quarter of 2002. Securitization and servicing income includes a $56.3 million benefit from an increase in the fair value recognized for our retained subordinated certificateholders' interest and spread accounts due to favorable changes in market discount rates. The improvement in the discount rates used to fair value these assets is primarily due to factors not within the control of the Company, such as the improving U.S. economy, the general performance of sub-prime loan issuers, and the regulatory climate. Additionally, securitization and servicing income increased for the third quarter of 2003 as compared to the same period of 2002 due to higher discount accretion related to increased average retained subordinated certificateholders' interests and spread account balances and a decrease in 2002 due primarily to reductions in estimated cash flows used in the measurement of the fair value of the interest-only strips receivable. These increases were partially offset by lower servicing fee income due to lower securitized loans outstanding and the inclusion in 2002 of servicing fee income from the Providian Master Trust and interim servicing fee income from the higher risk asset portfolio, which were both sold in 2002.

        For the nine months ended September 30, 2003, servicing and securitization income was $614.4 million, compared to $570.2 million earned during the first three quarters of 2002. This increase for the nine months ended September 30, 2003 is due to similar factors addressed above regarding the third quarter of 2003, such as the positive valuation adjustments and increased discount accretion for our retained subordinated interests, partially offset by lower servicing fee income. Additionally, securitization and servicing income for the nine months ended September 30, 2003 includes a decrease due to lower levels of interest-only strips receivable recognized due to lower average securitized receivables and lower excess servicing assumptions.

        Credit Product Fee Income. Credit product fee income includes performance fees (late, overlimit and returned check charges), annual membership fees and cash advance fees, all of which are recorded as fees receivable. Credit product fee income also includes revenue from cardholder service products, which in the case of our Credit Protection product, is recorded as fees receivable. All other cardholder service products are billed annually and are recorded as customer purchases. Cardholder service product and annual membership fee revenue are recognized ratably over the customer privilege period. Credit product fee income also includes interchange fees received from bankcard associations.

        For the three months ended September 30, 2003, credit product fee income was $173.4 million, a decrease from $273.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, credit product fee income was $593.2 million, a decrease from $904.7 million for the nine months ended September 30, 2002. These year over year decreases reflect lower average loans receivable, which resulted in lower late, overlimit, and interchange fees and lower cardholder service product and annual membership fee revenue. In addition, the decrease in credit product fee income reflects lower late and overlimit fee income associated with our transition to higher quality credit card account originations.

    Other.   For the three and nine months ended September 30, 2002, non-interest income-other included income relating to our prior business of collecting on charged-off receivables that we purchased from other companies. Substantially all of the related receivables were sold in December 2002. For the nine months ended September 30, 2002, non-interest income-other included the gains on the sale of our interests in the Providian Master Trust and the sale of our United Kingdom operations.

Non-Interest Expense

        Non-interest expense includes salary and employee benefit costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three and nine months ended September 30, 2003 and 2002. Overall, the decrease in non-interest expense reflects our efforts to align our operations with the reduction in our loans receivable portfolio, including the impact of disposing of our business that collected charged-off receivables purchased from other companies, and reduced levels of new account solicitations as we transition to our new marketing strategies.

Summary of Non-Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Salaries and employee benefits	$90,050	$129,341	$282,881	$433,219
Solicitation and advertising	38,523	126,404	157,428	339,275
Occupancy, furniture, and equipment	31,571	43,765	91,661	179,520
Data processing and communication	31,064	39,621	94,531	133,615
Other	95,380	113,035	312,969	402,955

Total non-interest expense	$286,588	$452,166	$939,470	$1,488,584

        Salary and employee benefits costs include staffing costs associated with marketing, customer service, collections, and administration. In August and October 2003 as part of our strategy of enhancing operational efficiency, we entered into agreements to outsource certain information technology functions. These include agreements with Accenture, which will provide the Company with technology application development and maintenance services, and Computer Sciences Corporation ("CSC"), which will provide desktop, help desk, server, security administration, e-mail and network infrastructure services. One of the Company's directors is also a director of CSC. We anticipate these agreements further reducing salaries and employee benefits expense with a partial offsetting increase in other non-interest expense items.

        Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. In accordance with GAAP, we capitalize only the direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. For 2002, solicitation and advertising also included costs related to the acquisition of charged-off receivables from other companies. We disposed of this part of our business in December 2002. For the three and nine months ended September 30, 2003, we amortized loan origination costs of $6.3 million and $16.7 million, compared to amortized loan origination costs of $8.7 million and $35.2 million for the three and nine months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, the decreases in loan solicitation and advertising costs reflect a reduction in the volume of new account solicitations as we change our marketing strategy and begin testing new product offerings. We anticipate increases in loan solicitation and advertising costs in the future in connection with our new strategic marketing programs including our partnership marketing initiatives.

        Other non-interest expense includes operational expenses such as collection costs, fraud losses, and bankcard association assessments.

        During the first quarter of 2002 we recorded a $16.7 million charge in connection with workforce reductions and a $15.1 million charge related to the planned sale of higher risk receivables. In connection with the closure of several of our facilities, we recognized additional charges of $37.9 million in the second quarter of 2002 related to premises, equipment and furniture lease expenses, fixed asset write-downs, and disposition costs. At September 30, 2003, we had $17.2 million accrued for remaining costs expected to be paid, primarily for premises, equipment and furniture lease costs associated with property no longer in use.

Income Taxes

        We recognized income tax expense of $55.7 million and an income tax benefit of $22.1 million from continuing operations for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002 we recognized $84.3 million and $41.1 million in income tax expense. Our effective tax rate for continuing operations was 39.5% for the three and nine months ended September 30, 2003. In 2002, our effective tax rate is not comparable, due to the non-recurring tax benefit discussed below.

        In September 2002, California enacted a law requiring large banks to conform to federal law with respect to accounting for bad debts. Before the change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts, which enabled them to take deductions for anticipated bad debt losses for California tax purposes before the losses were recognized as charge-offs. As a result of the change, large banks now deduct only actual charge-offs, net of recoveries, in determining their California taxable income, and were required to include in 2002 taxable income 50 percent of the bad debt reserves existing as of the end of the prior tax year. As a concession to the banks that were subject to the new law, the State of California waived recapture of the remaining 50 percent of the reserves. The effect of this concession was to create a permanent tax benefit for us in the amount of $30.0 million, which was reflected in our income tax expense for the three and nine months ended September 30, 2002.

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

        The structures of the transactions create undivided interests in the pool of loans and establish certificateholders’ interests, a seller’s interest, and other retained interests, including an interest-only strips receivable and, in some cases, spread accounts. Certificateholders’ interests consist of one or more classes of senior investor interests, which are typically sold to third party investors, and one or more series of subordinated investor interests. We receive the proceeds from the sale to third party investors and account for the transfer of loans receivable as a sale. We typically recognize a gain on sale from the securitization, due primarily to the removal of the related allowance for credit losses and the recognition of an interest-only strips receivable, which is partially offset by discounts recognized for the retained certificateholders’ interests. See “Overview of Critical Accounting Policies.”

        During the three months ended September 30, 2003, we securitized $406.5 million of loans receivable in the existing variable funding series and we recognized losses of $4.2 million from the recognition of retained interests from the new securitizations. During the three months ended September 30, 2002, we did not enter into any new securitizations. For the nine months ended September 30, 2003 and 2002, we securitized $1.50 billion and $257.7 million of loans receivable in the existing variable funding series. We recognized losses of $20.4 million and $6.5 million in the nine months ended September 30, 2003 and 2002 from the initial sale to third party investors and recognition of retained interests from new securitization transactions. These amounts exclude the benefit realized from the reduction to the allowances for credit losses recognized at the time of the initial sale. In addition to the amounts recognized upon the initial sale and the subsequent impact of changes in the fair value of retained interests, our earnings in the nine months ended September 30, 2003 were affected by an increase to the allowance for credit losses due to loans receivable returning to our balance sheet in connection with the amortization of certain securitizations. This increase in loans receivable was partially offset by new securitization activity during the first nine months of 2003 that had the effect of reducing our reported loans receivable and the associated allowance for credit losses. After the initial sale, our securitizations impact our earnings through changes in the fair values of our retained interests, including the accretion of the discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in the related interest-only strips receivable.

        The total amount of securitized loans as of September 30, 2003 and December 31, 2002 was $10.62 billion and $12.33 billion. The following table presents the fair value (carrying value, net of any discounts) of the assets reported in due from securitizations at September 30, 2003 and December 31, 2002.

Due from Securitizations

	September 30,	December 31,
(dollars in thousands)	2003	2002
Retained subordinated certificateholders' interests	$1,919,215	$2,057,243
Interest-only strips receivable	185,617	257,429
Spread accounts	479,648	466,987
Accrued interest receivable	409,658	488,105
Other(1)	184,085	453,618

Total due from securitizations	$3,178,223	$3,723,382

(1)	Amount consists primarily of fund advances to the trust collection account.

Non-GAAP Managed Financial Information

        Loans that have been securitized and sold to third party investors are not considered to be our assets under GAAP and therefore are not shown on our balance sheet. However, the interests we retain in the securitized loan pools create financial exposure to the current and expected cash flows of the securitized loans (see "—The Impact of Securitizations"). Although such securitized loans are not on our balance sheet, their performance can affect the recorded values of our retained interests included in due from securitizations and servicing and securitization income. In addition, we continue to service these loans.

         Because of this continued exposure and involvement, we use managed financial information to evaluate our historical performance, assess our current condition, and plan our future operations. We believe that managed financial information supplements our GAAP information and is helpful to the reader's understanding of our consolidated financial condition and results of operations. "Reported" financial information refers to GAAP financial information. "Managed" financial information is derived by adjusting the reported financial information to add back securitized loan balances and the related interest and fee income, credit losses, and net interest costs.

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

Key Loan Performance Financial Data and Statistics

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Financial Data
Reported interest income from loans	$200,777	$328,240	$758,857	$1,166,807
Securitized interest income from loans	562,350	656,208	1,730,201	2,049,597

Managed interest income from loans	$763,127	$984,448	$2,489,058	$3,216,404

Reported interest income from investments	$35,007	$60,236	$120,798	$158,397
Securitization adjustment(1)	(11,356)	(13,171)	(39,105)	(41,414)

Managed interest income from investments	$23,651	$47,065	$81,693	$116,983

Reported interest expense	$154,907	$189,011	$490,619	$592,084
Securitized interest expense	41,132	62,685	134,390	215,978

Managed interest expense	$196,039	$251,696	$625,009	$808,062

Reported net interest income	$80,877	$199,465	$389,036	$733,120
Securitized net interest income	509,862	580,354	1,556,706	1,792,205

Managed net interest income	$590,739	$779,819	$1,945,742	$2,525,325

Reported credit product fee income	$173,427	$273,548	$593,234	$904,675
Securitized credit product fee income	132,231	148,891	385,022	528,854

Managed credit product fee income	$305,658	$422,439	$978,256	$1,433,529

Reported average loans receivable	$5,865,604	$7,305,075	$6,675,001	$9,354,255
Securitized average loans receivable	11,025,838	11,931,675	11,278,086	13,074,858

Managed average loans receivable	$16,891,442	$19,236,750	$17,953,087	$22,429,113

Reported average earning assets	$12,868,500	$15,010,648	$13,473,974	$15,739,038
Securitized average earning assets	11,025,838	11,931,675	11,278,086	13,074,858

Managed average earning assets	$23,894,338	$26,942,323	$24,752,060	$28,813,896

Reported average assets	$15,739,786	$17,383,736	$16,149,674	$18,175,716
Securitized average assets	8,722,273	10,126,795	8,873,531	11,153,067

Managed average assets	$24,462,059	$27,510,531	$25,023,205	$29,328,783

Loan Performance Statistics
Reported
Net interest margin on average loans(2)	8.87%	12.93%	10.30%	11.61%
Net interest margin on average earning assets	2.51%	5.32%	3.85%	6.21%
Adjusted margin on average loans(4)	10.06%	14.53%	8.38%	11.29%
Return on average assets	2.17%	0.97%	1.07%	1.51%

Managed
Net interest margin on average loans(3)	14.79%	16.73%	15.12%	15.38%
Net interest margin on average earning assets	9.89%	11.58%	10.48%	11.69%
Adjusted margin on average loans(5)	7.66%	8.80%	6.04%	7.93%
Return on average assets	1.40%	0.61%	0.69%	0.94%

(1)

On a reported basis, the Company recognizes interest income attributable to its retained beneficial interests in securitized loans. On a managed basis, this interest income is included in non-interest income—servicing and securitization.

(2)

Represents interest income, less interest expense, expressed as a percentage of reported average loans receivable. Interest expense is allocated to reported average loans receivable based on the ratio of reported average loans receivable to reported average earnings assets.

(3)

Represents interest income, less interest expense, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average loans receivable.

(4)

Represents interest income, less interest expense and net credit losses, plus credit product fee income on reported average loans receivable, expressed as a percentage of reported average loans receivable. Interest expense is allocated to reported average loans receivable based on the ratio of reported average loans receivable to reported average earnings assets.

(5)

Represents interest income, less interest expense and net credit losses, plus credit product fee income on managed average loans receivable, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earnings assets.

        Net Interest Margin. Our reported net interest margin on average loans decreased to 8.87% for the third quarter of 2003, from 12.93% for the same period in 2002. Managed net interest margin on average loans decreased to 14.79% for the third quarter of 2003, from 16.73% for the same period in 2002. The yield on our reported loans receivable decreased to 13.69% for the third quarter of 2003, from 17.97% for the same period in 2002. The yield on managed loans receivable decreased to 18.07% for the third quarter of 2003, from 20.47% for the same period in 2002. The lower yields in the three and nine months ended September 30, 2003 are primarily a result of our strategy to generate a higher quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower interest rates.

        Reported earning assets include consumer loans, interest-earning cash, federal funds sold, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets declined from 5.32% for the quarter ended September 30, 2002 to 2.51% for the quarter ended September 30, 2003. The managed net interest margin on average earning assets declined from 11.58% for the quarter ended September 30, 2002 to 9.89% for the quarter ended September 30, 2003. In addition to the impact from the lower yield on loans receivable, these decreases also reflect lower yields earned on our interest-earning cash, federal funds sold and other investment securities.

        Adjusted Margin.  One of the ways we measure loan portfolio profitability is by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. In prior periods, this measurement, risk adjusted margin, included interest income plus non-interest income, less interest expense allocated to loans and net credit losses. We have modified this measure and now refer to it as adjusted margin. This revised measure includes total interest income plus non-interest income, credit product fee income less interest expense allocated to loans and net credit losses. This change excludes from the measure non-interest income, servicing and securitization and non-interest income, other. Adjusted margin is expressed in dollars or as a percentage of average loans outstanding.

        Reported adjusted margins for the quarter ended September 30, 2003 were $147.4 million and 10.06%, compared to $265.4 million and 14.53% for the quarter ended September 30, 2002. Reported adjusted margins for the first nine months of 2003 were $419.6 million and 8.38%, compared to $792.7 million and 11.29% for the first nine months of 2002. The adjusted margin for the three months ended September 30, 2003 decreased due primarily to a lower yield and reduced fee income on reported loans outstanding, partially offset by lower net credit losses. The adjusted margins for the nine months ended September 30, 2003 also declined due to a lower yield and reduced fee income on reported loans and in addition the net credit loss rate for the nine months was higher in 2003 compared to 2002.

        Managed adjusted margins for the quarter ended September 30, 2003 were $323.2 million and 7.66%, compared to $423.4 million and 8.80% for the quarter ended September 30, 2002. The decreases in managed adjusted margins are primarily due to a decrease in average managed loans and the related yield and lower levels of fees associated with our transition to higher quality accounts, partially offset by lower managed net credit losses and a lower net credit loss rate.

        Managed adjusted margins for the first nine months of 2003 were $812.6 million and 6.04%, compared to $1.33 billion and 7.93% for the first nine months of 2002. The decrease in managed adjusted margins is primarily the result of lower interest income and fee income primarily due to lower average managed loan balances resulting from the sales of our interests in the Providian Master Trust and a portfolio of higher risk loans, partially offset by a decrease in net credit losses year over year. Although the net credit losses decreased in 2003 due to lower loan balances, the managed net credit loss rate increased from 15.97% to 16.35% for the nine months in 2003 as our managed net credit loss rate reached a high point in the first quarter of 2003 due to the impact of the continued seasoning of our older loan portfolio, before trending down in the second and third quarter of 2003.

Asset Quality

        Our delinquencies and net credit losses reflect, among other factors, the credit quality of our customers, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection and recovery efforts, and general economic conditions. Initially, customer credit quality is primarily determined by the characteristics of the targeted market segment and the underwriting criteria utilized in the credit approval process. After an account is opened, account management efforts, seasoning, and demographic and economic conditions will affect overall customer credit quality.

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

        In 2001, we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of generating a higher quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. In October 2001, we discontinued all new account marketing to the standard segment. In mid-2002, we introduced a balanced strategy of originating new loans across the broad middle to prime market segments and, more recently, we refined our strategy to focus on the parts of the middle and prime segments that we expect to be most profitable. Under our new programs, we selectively recruit higher quality customers from these more attractive segments of the market. We expect to generate higher quality customers through our proprietary marketing program, which emphasizes the portion of the market we refer to as "middle America," and through our new partnership marketing program, which is consistent with our focus on "middle America" and seeks to match individuals associated with various groups with whom we have established partnerships with our highly targeted marketing criteria.

        Consistent with the changes in our strategy for new account acquisitions, we altered our marketing approaches for existing customers. We also selectively re-priced loans that exhibited increased risk levels. To strengthen and extend our relationships with our best customers, we began to selectively provide product upgrades, improve pricing, and increase credit lines when appropriate.

        We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Overview of Critical Accounting Policies.” At the time a loan is charged off, any accrued and unpaid interest and fee income is removed from our loan balances but is maintained on the customer’s record in the event of a future recovery. After a loan is charged off, we continue collection activity to the extent legally permissible. Any collections on, and proceeds from the sale of, charged-off loans are recognized as recoveries and are offset against current period charged-off balances to determine net credit losses.

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

        In January 2003, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”), in coordination with the Federal Financial Institutions Examination Council ("the FFIEC"), issued new guidance to the industry on credit card account management and loss allowance practices. We believe our practices are already in compliance with most aspects of the guidance, and expect to achieve full compliance during the course of 2003 without material impact to our business model. However, we can provide no assurance that our banking regulators will agree with our assessment of our compliance with the guidance, nor can we estimate what costs, if any, might result from any direction provided by our banking regulators.

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

        In February 2003, we modified our loan re-aging practices. If a customer makes a partial payment that qualifies under our standards and applicable regulatory requirements, we re-age the related account from delinquency status to current status. With the change instituted in February 2003, accounts became eligible for re-aging not more than once in any 12-month period, and not more than twice within 60 months, which was within the guidance provided by the FFIEC. Previously, our practice was to re-age qualifying accounts not more than once in any 30-month period and not more than twice within 60 months.

        In the third quarter of 2003, in order to create additional process efficiencies and in conjunction with our migration to a new servicing platform with increased functionality, we made the following operational changes to our credit and collections practices, consistent with the FFIEC guidance:

  In August 2003, we began recognizing charge-offs for bankrupt customers on a daily basis, generally 30 days after notification of the bankruptcy. Previously, we batch processed bankruptcy accounts and charged off the related amounts once a month. The impact of implementing this change was a decrease in the September 2003 reported monthly net credit loss rate of approximately 96 basis points.
  In August 2003, we began recognizing charge-offs for deceased customers on a daily basis, generally 60 days after verification of death. Previously, we recognized charge-offs for deceased customers on two separate days each month, generally within a range of about 35 to no more than 60 days after verification of death. We estimate implementing this change had no significant impact to the September 2003 reported monthly net credit loss rate or the 30+ day delinquency rate.
  In August 2003, we modified the partial payment amount required to be paid by a customer in order to keep the customer's account from aging. Previously, we required a payment of no less than $5 below the minimum amount due. With the change, in order to avoid aging the account we now require a payment of 90% or more of the minimum amount due. We estimate implementing this change had no significant impact to the September 2003 reported monthly net credit loss rate or the 30+ day delinquency rate.

  In August 2003, we modified the criteria used to determine whether a customer's account has been restructured under a consumer debt management program and is therefore subject to charge-off no later than 120 days after it becomes contractually past due. Previously, we considered an account to be in our consumer debt management program when a customer made three payments on the restructured account. With the change, we now consider an account to be in our consumer debt management program when the customer makes one payment on the restructured account. We estimate implementing this change had no significant impact to the September 2003 reported monthly net credit loss rate or the 30+ day delinquency rate.

  In September 2003, we further modified our loan re-aging practices. Previously, an account could qualify for re-aging if the customer paid the minimum amount due in each of three consecutive monthly payment cycles. With the change, an account may also qualify for re-aging when the customer pays the cumulative equivalent amount within a three payment cycle period. The impact of implementing this change was a decrease in the September 2003 reported 30+ day delinquency rate of approximately 18 basis points.

        We expect that this series of changes will result in performance improvements over the long term. Our continued review of risk management and collections operations could lead to further modifications in the future.

        Delinquencies.   An account is contractually delinquent if the minimum payment is not received by the next billing date. Accountholders may cure account delinquencies by making a partial payment that qualifies under our re-aging practices and applicable regulatory requirements. The 30+ day delinquency rate on reported loans was 7.18% as of September 30, 2003, compared to 7.64% as of June 30, 2003 (7.93% if loans held for securitization or sale are excluded) and 10.00% as of December 31, 2002.

        The 30+ day delinquency rate on managed loans was 9.68% as of September 30, 2003, compared to 9.72% as of June 30, 2003 (9.90% if loans held for securitization or sale are excluded) and 11.11% as of December 31, 2002. The decreases from the second quarter of 2003 in both our reported and managed 30+ day delinquency rates reflect the impact of our new collection and credit strategies, policies and practices implemented in the latter part of 2002, portfolio management actions to improve the credit quality of the loan portfolio, and higher quality credit card account originations.

Delinquent Loans

	September 30, 2003		December 31, 2002
		% of		% of
(dollars in thousands)	Loans	Total Loans	Loans	Total Loans
Reported
Loans outstanding(1) (2)	$5,994,446	100.00%	$6,899,849	100.00%
Loans delinquent
30 — 59 days	$138,168	2.31%	$205,605	2.98%
60 — 89 days	97,361	1.62%	147,057	2.13%
90 or more days	194,822	3.25%	336,979	4.89%

Total loans delinquent	$430,351	7.18%	$689,641	10.00%

Securitized
Loans outstanding(3)	$10,951,709		$12,719,752
Loans delinquent
30 — 59 days	$382,647		$460,295
60 — 89 days	275,898		335,700
90 or more days	552,222		694,129

Total loans delinquent	$1,210,767		$1,490,124

Managed
Loans outstanding(1)	$16,946,155	100.00%	$19,619,601	100.00%
Loans delinquent
30 — 59 days	$520,815	3.07%	$665,900	3.39%
60 — 89 days	373,259	2.20%	482,757	2.46%
90 or more days	747,044	4.41%	1,031,108	5.26%

Total loans delinquent	$1,641,118	9.68%	$2,179,765	11.11%

(1)	The September 30, 2003 and December 31, 2002 balances exclude market value adjustments related to the fair value of designated financial instruments of $(0.8) million and $7.9 million.
(2)

The Company adopted the federal banking agencies' accrued interest receivable, or AIR, guidance in the fourth quarter of 2002, resulting in a reclassification of a portion of accrued interest receivable from reported loans receivable to due from securitizations during the first three quarters of 2003 and the fourth quarter of 2002.

(3)	Excludes the senior seller's interest in the loans receivable transferred in securitizations, which is included in reported loans receivable.

        Net Credit Losses. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge off trends, market conditions, and credit loss performance targets for the period in question. The proceeds recognized from these sales of charged-off receivables were $23.9 million and $73.2 million for the three and nine months ended September 30, 2003, as compared to $4.1 million and $20.2 million for the three and nine months ended September 30, 2002. The proceeds recognized from sales on a managed basis were $72.3 million and $195.7 million for the three and nine months ended September 30, 2003, as compared to $9.3 million and $55.0 million for the three and nine months ended September 30, 2002. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are not included in credit losses and are charged to non-interest expense after an investigation period of up to 90 days (up to 60 days prior to November 2002).

        Credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period. While net credit losses exclude all accrued interest and fees associated with charged-off loans, loans receivable balances include accrued interest and fee balances estimated to be collectible. The reported net credit loss rate was 10.65% for the quarter ended September 30, 2003, compared to 13.38% for the quarter ended September 30, 2002.

        Managed net credit losses include reported net credit losses plus charged-off amounts less recoveries (including proceeds from the sale of charged-off receivables) related to securitized loans. The managed net credit loss rate was 14.37% for the quarter ended September 30, 2003, compared to 16.71% for the quarter ended September 30, 2002.

        The improvement in the managed net credit loss rate primarily reflects the implementation of the new collections initiatives and increased charged-off asset sales in 2003, coupled with underwriting enhancements and improved credit performance over time for newer accounts.

Net Credit Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Reported
Average loans outstanding(1)(2)(3)	$5,865,604	$7,305,075	$6,675,001	$9,354,255
Net credit losses(4)	$156,238	$244,429	$689,424	$926,882
Net credit losses as a percentage of average loans
outstanding	10.65%	13.38%	13.77%	13.21%

Securitized
Average loans outstanding(5)	$11,025,838	$11,931,675	$11,278,086	$13,074,858
Net credit losses	$450,798	$559,310	$1,511,929	$1,759,850

Managed
Average loans outstanding(1)(2)	$16,891,442	$19,236,750	$17,953,087	$22,429,113
Net credit losses(4)	$607,036	$803,739	$2,201,353	$2,686,732
Net credit losses as a percentage of average loans
outstanding	14.37%	16.71%	16.35%	15.97%

(1)	The 2003 average loans outstanding include loans held for securitization or sale at par.
(2)

The average loans outstanding and net credit losses for the nine months ended September 30, 2002 included the higher risk loans receivable at par and related net credit losses prior to the transfer to loans held for securitization or sale on March 31, 2002. Subsequently, these loans receivable and related net credit losses were excluded from the calculation of net credit losses for the nine months ended September 30, 2002.

(3)

The Company adopted the federal banking agencies’ accrued interest receivable, or AIR, guidance in the fourth quarter of 2002, resulting in a reclassification of a portion of accrued interest receivable from reported loans receivable to due from securitizations during the first three quarters of 2003 and the fourth quarter of 2002.

(4)	The year to date 2003 and the year to date 2002 net credit losses exclude estimated net credit losses on loans held for securitization or sale of $171.6 million and $985.9 million.
(5)	Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable.

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

        The table below illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at September 30, 2003, using our interest rate risk model, taking into consideration our current hedging activity as of September 30, 2003.

Estimated Effects of Interest Rate Changes

	Percentage Change in
Change in Interest Rates [increase (decrease)]	Managed Net Interest Income(1)
+ 200 basis points	3.4%
- 200 basis points	(1	.4)%

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

        Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of September 30, 2003, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our best estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

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

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2003	2002	2003	2002
Interest Rate Swap Agreements
Beginning balance	$308,200	$1,163,200	$918,200	$1,293,200
Maturities	—	150,000	610,000	280,000

Ending balance	$308,200	$1,013,200	$308,200	$1,013,200

Interest Rate Cap Agreements
Beginning balance	$—	$4,871	$3,000	$7,883
Maturities	—	1,871	3,000	4,883

Ending balance	$—	$3,000	$—	$3,000

        Notional amounts of interest rate swaps and caps outstanding on September 30, 2003 decreased from September 30, 2002, primarily as the need for hedging declined in conjunction with a decrease in our fixed rate loans. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels.

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

        In 2002 we completed the sale of our operations in the United Kingdom and Argentina. At September 30, 2003, our foreign currency exposure had been reduced to small cash balances in British pound sterling.

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

        Our debt ratings and those of PNB were downgraded in 2001 and 2002. Accordingly, our access to funding has been and may continue to be more limited, at a higher cost and on terms less favorable than available to us prior to the downgrades. On September 26, 2003, FitchRatings upgraded the ratings for senior unsecured debt of Providian Financial Corporation from B to B+ and for senior unsecured debt of Providian National Bank from B+ to BB-. In addition, FitchRatings revised our ratings outlook from stable to positive. However, we do not expect any material change in our access to funding or in our funding costs as a result of these upgraded ratings.

Current Long-Term Senior Debt Ratings

	Standard &	Moody's
	Poor's(1)	Investors Service(1)	FitchRatings(2)
Providian Financial Corporation	B	B2	B+
Providian National Bank	BB-	Ba3	BB-

(1)	Stable outlook.
(2)	Positive outlook.

        During the third quarter of 2003, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) decreased by approximately $809.4 million from $6.64 billion at June 30, 2003 to $5.83 billion at September 30, 2003. We expect our liquidity position to decrease over the remainder of 2003 as our aggregate level of deposits decrease. In accordance with the Capital Plans that our banking subsidiaries have entered into with their regulators, we expect to continue to maintain significant levels of liquidity.

        In addition, under the capital assurances and liquidity maintenance agreements we entered into with our banking subsidiaries, we have agreed to provide capital and liquidity support to them. Our agreements with our banking subsidiaries to provide capital and liquidity support exempt certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the 9.525% junior subordinated deferrable interest debentures due February 1, 2027. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreements. See “Regulatory Matters” in our 2002 Annual Report for a description of our capital assurances and liquidity maintenance agreements.

        Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at September 30, 2003 was 131%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from our banking subsidiaries. However, our banking subsidiaries have agreed not to pay any dividends to us during the term of their regulatory agreements without first obtaining regulatory consent. They do not currently have any plans to seek such consent. In addition, if we are required to provide additional capital and liquidity support to our banking subsidiaries, our ability to service our debt obligations would be further limited.

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

        For the remainder of the year (October 1, 2003 through December 31, 2003), we have funding requirements for maturing deposits of $933.4 million, and no maturing term securitizations or maturing debt. We also expect to renew the variable funding series, which has $2.0 billion in investor interests provided by third parties, in the fourth quarter of 2003 for a period of approximately twelve months. If not renewed, this series would amortize or would otherwise become payable during the fourth quarter of 2003. We anticipate that we will meet these funding requirements, along with any incremental asset growth, with securitization issuances, our liquidity position, and new deposits. However, given our credit ratings and the deterioration in our financial performance and asset quality, our ability to attract deposits, borrow funds from other sources, and issue additional asset-backed securities has been adversely impacted. We may generate additional funding by issuing common stock through a dividend reinvestment and direct stock purchase plan or by issuing new debt securities.

        Deposits.   Deposits decreased to $11.18 billion as of September 30, 2003 from $12.66 billion as of December 31, 2002. While we anticipate that deposits will continue to be a substantial source of our overall funding, we expect that the level of our deposit balances will continue to decrease during the remainder of 2003 as we manage down our liquidity position. Consistent with our banking subsidiaries’ Capital Plans, we expect to continue to work with their regulators to improve the quality of the assets that we hold on our balance sheet that are funded by deposits, with the goal of having deposits covered by cash, liquid investments, and risk-adjusted on-balance sheet loans. The sale of PB loans receivable in the third quarter, combined with account origination, portfolio management, funding strategies and other initiatives currently in process or otherwise available, should enable our banking subsidiaries to achieve their goals consistent with such Capital Plans.

        The following table summarizes the contractual maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	September 30, 2003			December 31, 2002
	Direct	Brokered	Total	Direct	Brokered	Total
(dollars in thousands)	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
Three months or less	$492,746	$440,643	$933,389	$536,010	$605,389	$1,141,399
Over three months through one year(1)	1,179,612	1,592,145	2,771,757	1,290,023	1,119,965	2,409,988
Over one year through five years(2)	2,098,182	3,745,555	5,843,737	2,506,801	4,192,418	6,699,219
Over five years	1,065	779,615	780,680	43,623	1,383,717	1,427,340
Deposits without contractual maturity	850,782	—	850,782	984,131	—	984,131

Total deposits	$4,622,387	$6,557,958	$11,180,345	$5,360,588	$7,301,489	$12,662,077

(1)	Maturities of deposits over three months through one year by quarter are as follows: first quarter 2004: $1.08 billion; second quarter 2004: $810.6 million; third quarter 2004: $881.0 million.
(2)	Maturities of deposits over one year through two years, $2.38 billion.

        A bank that is below the "well capitalized" levels as reported on its Call Reports is subject to ceilings on rates paid for deposits (limited to not more than 75 basis points higher than the prevailing rate in its market) and is restricted from accepting brokered deposits without a waiver from the FDIC. As of September 30, 2003, capital ratios for both PNB and PB were above the "well capitalized" levels on a Call Report basis. PB has exceeded the "well-capitalized" level since December 31, 2001; PNB, since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB or PB and will not apply to them so long as they remain "well capitalized" on a Call Report basis.

        Securitizations.    We securitize loans in order to diversify funding sources and to obtain efficient all-in cost of funds, including the cost of capital. We seek a range of maturity terms in our securitizations.

        Securitizations may utilize variable funding series that renew annually if the relevant conditions for such renewal are satisfied. Securitized funding under the variable funding series representing investor interests held by third parties totaled $2.00 billion as of September 30, 2003 and $2.81 billion as of December 31, 2002. We expect to extend the revolving period of the variable funding series in the fourth quarter of 2003 for a period of approximately twelve months, and thus extend the beginning of the scheduled amortization period to November 2004. If it is not renewed or extended, based on current projections and amounts outstanding as of September 30, 2003, we would expect it to amortize or otherwise become payable during the fourth quarter of 2003.

        Term securitizations are issued with expected maturities of one year or more. Our term securitizations are expected to amortize over the periods indicated below based on current projections and amounts outstanding as of September 30, 2003.

Amortization of Term Securitizations

Amount Amortizing
Year	(dollars in millions)
2003	$ —
2004	1,795
2005	2,721
2006	1,003
2007	667
2008	265

        The amount funded in our spread accounts will change from time to time, depending on securitization amounts and maturities and spread account funding triggers. These triggers are based, in part, on our credit rating and the performance of the securitized loans. At the end of the third quarter of 2003, the funds on deposit in spread accounts totaled $578.4 million, of which $355.5 million was funded due to downgrades in our credit rating in 2001 and 2002 and $222.9 million due to the performance of the securitized loans. The spread account funding requirements due to our credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. As the Trust performance improves or deteriorates, spread account funding levels related to performance will decrease or increase.

         Unsecured Funding Facilities.

Summary of Unsecured Funding Facilities

	September 30, 2003
	Effective/	Facility	Principal
(dollars in thousands)	Issue Date	Amount(1)	Outstanding	Maturity
Senior and subordinated bank note program(2)	2/98	$—	$108,848	2/04
Providian Financial shelf registration(3)	6/98	909,645	1,068,754	Various
Junior subordinated deferrable interest debentures (4)	2/97	—	109,281	2/27

(1)	Funding availability and/or funding costs are subject to market conditions and contractual provisions.
(2)

This program is not available as a result of a condition that new note issuances are not permitted unless debt of bank issuer is rated investment grade. Bank notes currently outstanding under this program are all senior bank notes. Amounts presented do not include related discount and/or issuance costs.

(3)

Outstanding securities issued under the shelf registration consist of three convertible debt offerings with earliest possible required principal payment dates beginning in August 2005, February 2006, and May 2008.

(4)

In accordance with FIN 46, amounts previously classified as capital securities are classified as junior subordinated deferrable interest debentures in long-term borrowings as of September 30, 2003. See Note 9 to our Consolidated Financial Statements for further discussion.

        In May 2003, we issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 that are convertible, at the option of the holder if certain conditions are met, into common stock at a conversion rate of 76.8758 shares of common stock per $1,000 principal amount of the notes. This issuance was done under Providian Financial Corporation’s shelf registration filed with the Securities and Exchange Commission. We intend to use the proceeds from this issuance for general corporate purposes, including the repurchase of outstanding debt obligations, capital contributions or extensions of credit to our banking subsidiaries, and other purposes consistent with our banking subsidiaries’ Capital Plans.

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

    Investments.   We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased to $1.46 billion as of September 30, 2003 from $1.86 billion as of December 31, 2002. Federal funds sold and securities purchased under resale agreements increased to $3.85 billion as of September 30, 2003 from $3.60 billion as of December 31, 2002.

Capital Adequacy

        Each of our banking subsidiaries is subject to capital adequacy guidelines as defined by its primary federal regulator. Core capital (Tier 1) consists principally of shareholders’ equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for credit losses and other capital components. Based on these classifications of capital, the capital adequacy regulations establish three capital adequacy ratios that are used to measure whether a financial institution is “well capitalized” or “adequately capitalized.” See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—Supervision and Regulation Generally—Capital Requirements" in our 2002 Annual Report.

Capital Adequacy Guidelines

		Well	Adequately
		Capitalized	Capitalized
Capital Ratio	Calculation	Ratios	Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	>10%	>8% <10%
Tier 1	Tier 1/Total risk-based assets	>6%	>4% <6%
Leverage	Tier 1/Adjusted average assets	>5%	>4% <5%

Capital Ratios
(Call Report Basis)

	Providian
	National	Providian
Capital Ratios as of September 30, 2003	Bank	Bank
Total risk-based	17.07%	34.16%
Tier 1	14.98%	33.01%
Leverage	19.96%	11.52%

        Pursuant to the Capital Plans, our banking subsidiaries’ capital is also evaluated under the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”). Application of the Subprime Guidance results in a higher overall risk weighting on the loan portfolio as a whole than would otherwise be required by the regulations. Under the methodology utilized under the Capital Plans for determining risk weightings, our banking subsidiaries have segmented their standard and middle market loan portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by the banks as of September 30, 2003, this methodology resulted in weighted average risk weightings against reported standard and middle segment loans of 157% at PNB and 162% at PB. On a combined basis, the banks’ weighted average risk weighting on a Subprime Guidance basis was approximately 157% against reported standard and middle segment loans of approximately $3.69 billion as of September 30, 2003. Such risk weightings are subject to change depending upon conditions in our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding to customers in the standard and middle segments, on a combined basis, totaled approximately $14.29 billion as of September 30, 2003. See “Regulatory Matters—Our Capital Plans” and “Regulatory Matters—Supervision and Regulation Generally—Capital Requirements” in our 2002 Annual Report.

        As of September 30, 2003, PNB and PB each met their Capital Plan commitment to maintain capital ratios associated with “well capitalized” status after applying the Subprime Guidance risk weightings. In the case of PNB, this commitment is based upon a total risk-based capital ratio, excluding from the calculation the effect of adopting the AIR guidance. PNB’s total risk-based capital ratio based on such calculation was 15.40% as of September 30, 2003. PNB has the additional commitment of achieving by June 30, 2004 and thereafter maintaining capital ratios associated with “well capitalized” status after applying the Subprime Guidance risk weightings and including the effect of adopting the AIR guidance.

Capital Ratios
(Applying Subprime Guidance)

	Providian
	National
	Bank	Providian
Capital Ratios as of September 30, 2003	(including AIR)	Bank
Total risk-based	13.68%	33.60%
Tier 1	11.90%	32.47%
Leverage	19.96%	11.52%

         The total risk-based and Tier 1 capital ratios for PB in the two tables above reflect a change from the ratios reported in the Financial & Statistical Summary accompanying the Company's earnings release of October 29, 2003. Subsequent to issuing the release on October 29, 2003, and after consultation with the FDIC, PB amended its Call Report for the quarter ended September 30, 2003, to adjust the risk-weighting applicable to $309.4 million in 0% risk-weighted investment securities that had been sold on September 30, 2003, for settlement in early October. Under the FDIC's application of risk-based capital rules, during the period between the trade date and settlement, the amount due to PB from its counterparty constitutes an “other asset” and bears a risk-weight of 100%, rather than the 0% reflected on PB's originally filed Call Report. The increased risk-weight had the effect of reducing PB's risk-based capital ratios to the levels reported in the two tables above. With the closing of the security sales in early October and the receipt by PB of cash, the need for the higher risk weighting going forward has been eliminated. There was no comparable impact on PNB.

        In August 2003, Providian Financial Corporation purchased from PNB retained subordinated certificateholders’ interests in certain series of the Providian Gateway Master Trust at a carrying value of $126 million. The sale of these interests by PNB to its parent company improved PNB’s total risk-based capital ratios by approximately 137 basis points on a Call Report basis and 108 basis points after applying the Subprime Guidance. In addition to PNB's capital ratio improvement, PB's capital ratios improved as a result of the August 2003 sale of $859 million in loans receivable, which comprised substantially all of the credit card loans of PB.

        Future capital ratios will depend on, among other things, the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with the growth in spread accounts and other retained subordinated interests relating to our securitizations, may result in the fluctuation of the banks’ risk-based capital ratios, as reported in their Call Reports and after applying the Subprime Guidance. However, with the substantial completion of our strategic asset dispositions and other strategic initiatives, as well as the generation of internal capital through the recognition of net income, and subject to ongoing review and continuing update of our Capital Plans and the potential impact of evolving regulatory standards, we expect that our banking subsidiaries will be able to achieve the capital goals in their Capital Plans as required.

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

        The residual interest rule adds new standards for the treatment of retained interests related to securitizations, including a concentration limit for credit-enhancing interest-only strips. This rule is intended to result in more consistent regulatory capital treatment for certain transactions involving similar risk, and capital requirements that more closely reflect a banking organization’s relative exposure to credit risk. Specifically, the final rule amended capital standards by: providing a more consistent risk-based capital treatment for recourse obligations and direct credit substitutes; applying a ratings-based approach that sets capital requirements for positions in securitized transactions; deducting from Tier 1 capital the amount of credit-enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital (concentration limit); and requiring “dollar-for-dollar” risk-based capital for certain residual interests not deducted from Tier 1 capital. As of September 30, 2003, PNB’s interest-only strips receivable represented 6.71% of its Tier 1 capital, which is below the 25% concentration limit, and PB had no interest-only strips receivable.

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

        The class actions relating to the 401(k) plan were filed beginning in December 2001 in the District Court for the Northern District of California, on behalf of a class comprising all persons who were participants or beneficiaries of the plan since July 17, 2001. These consolidated actions, which alleged breaches of fiduciary duties under the Employee Retirement Income Security Act, have been settled on a classwide basis for $8.6 million, which was funded by our insurance carriers. The settlement received final approval from the court in June 2003.

        Beginning in 1999, the Company was named as a defendant in a number of legal proceedings relating to allegedly unfair and deceptive business practices by our banking subsidiaries in the marketing of cardholder service products and other practices. In June 2000, the Company reached settlements with the Comptroller, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to these consumer claims. In December 2000, the Company announced that it had agreed to settle the consumer class action and other lawsuits pending in state and federal court relating to such practices. This settlement received final state court approval in November 2001 and the federal court actions were dismissed in March 2002. In connection with these settlements the Company agreed to make certain business practice changes and to pay restitution to affected customers. Approximately 6,400 class members opted out of participation in the class action settlement and approximately 825 of those class members have filed individual actions against the Company that are currently pending. The parties have reached agreement in principle to settle the opt out cases on a global basis.

        In February 2001, the Company was named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A., Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws, and that the defendant banks failed to separately identify these surcharges to their customers on their monthly statements in violation of the federal Truth-in-Lending Act. A number of similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss in March 2002. In July 2003 the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The case has moved into the discovery phase.

        In July 2002, the Company was named as a defendant in a putative class action suit entitled Shoars v. Providian Bancorp Services, Providian Financial Corporation, et al., which was filed against the Company in California state court, alleging that our Paid Time Off (“PTO”) plan violates California Labor Code section 227.3 because the Company caps the payout of PTO benefits for terminated employees at 40 hours. Following removal of the case to federal court and the subsequent remand to state court, the parties have agreed to settle the case on a classwide basis for $5.7 million, subject to final approval by the court.

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

Item 5. Other Information

         Based on a determination by the Company that it is in the best interests of the Company to create additional incentives for the continued service of Joseph Saunders, Chairman, President and Chief Executive Officer of the Company, during a critical period in the Company's continuing recovery, on November 7, 2003 (a) the Company and Mr. Saunders agreed to delay, until November 25, 2004, the vesting of 166,667 shares of restricted stock previously granted to him that had been scheduled to vest on November 25, 2003 and (b) the Company made a new grant to Mr. Saunders of 20,000 shares of restricted stock scheduled to vest on November 25, 2004. Pursuant to the agreement entered into between the Company and Mr. Saunders, prior to November 1, 2004 Mr. Saunders has the right to elect to delay, until June 30, 2005, the vesting of all shares of restricted stock held by him that are scheduled to vest on November 25, 2004, including both the shares for which vesting was delayed and the new grant described in the preceding sentence, as well as 166,666 additional shares of previously granted restricted stock that are scheduled to vest on November 25, 2004. In the event he elects to delay such vesting until June 30, 2005, he will receive another new grant of 20,000 shares of restricted stock, scheduled to vest on June 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b)     Reports on Form 8-K.

         The Company filed or furnished the following reports on Form 8-K during the third quarter of 2003:

The Company filed a report on Form 8-K on July 16, 2003 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended June 30, 2003.

The Company furnished a report on Form 8-K on July 28, 2003 attaching its press release announcing its financial results for the second quarter of 2003.

The Company furnished a report on Form 8-K/A on July 29, 2003 amending certain information contained in the report on Form 8-K furnished on July 28, 2003.

The Company filed a report on Form 8-K on August 15, 2003 with respect to its and the Providian Gateway Master Trust's net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust's average excess spread rates, for the month ended July 31, 2003.

The Company filed a report on Form 8-K on September 15, 2003 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended August 31, 2003.

(c)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Nine months ended	Year ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
Earnings to Fixed Charges
Excluding interest on deposits	5.58	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.43	1.25	1.24	2.27	3.03	2.93

Earnings to Combined Fixed
Charges and Preferred Stock
Dividend Requirements(1)
Excluding interest on deposits	5.58	3.83	3.68	14.91	10.05	10.88
Including interest on deposits	1.43	1.25	1.24	2.27	3.03	2.93

(1)	Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation (Registrant)

Date: November 14, 2003	/s/ Anthony F. Vuoto Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: November 14, 2003	/s/ Daniel Sanford Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.