Form 10-K
period 2003-12-31
PROVIDIAN FINANCIAL CORP
filed 2004-03-15
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-12897

PROVIDIAN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2933952
(State of incorporation)	(I.R.S. Employer Identification No.)
201 Mission Street, San Francisco, CA (Address of principal executive offices)	94105 (Zip Code)
(415) 543-0404 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange

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

        Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $2,655,178,953, calculated by reference to the price at which the registrant's Common Stock was last sold on that day, as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

As of February 29, 2004, 291,137,633 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004 (filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

PROVIDIAN FINANCIAL CORPORATION
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Information concerning the general development of the registrant's business is incorporated by reference to the information under the caption "Description of Our Business," on pages 2 to 4, and "Regulatory Matters," on pages 5 to 10, of the registrant's Annual Report to stockholders for the year ended December 31, 2003. Information concerning revenues for external customers, a measure of profit or loss and total assets for each of the last three years for each segment is incorporated by reference to the consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages F-1 through F-44 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. We also make written or oral forward-looking statements in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of the registrant and its subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way the registrant is perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to the registrant, including restrictions and/or limitations relating to the registrant's minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; year-end adjustments; changes in accounting rules, policies, practices and/or procedures; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described under the heading "Risk Factors" in the registrant's Annual Report to stockholders for the year ended December 31, 2003, which "Risk Factors" are hereby incorporated by reference, and are also described in other parts of such Annual Report, including "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The registrant undertakes no obligation to update any forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and information regarding their positions and business experiences are as follows:

Joseph W. Saunders Age: 58	President and Chief Executive Officer since November 2001 and Chairman since May 2002. Mr. Saunders was Chairman and Chief Executive Officer of Fleet Credit Card LLC from 1997 to November 2001. Prior to that, he was head of the credit card operations at Household Credit Services and held various executive positions at Household International, Inc. over a 12-year period. Mr. Saunders is a member of the Board of Directors of Visa U.S.A. Inc.
John Botcheller Age: 54
Executive Vice President, Finance since July 2003, responsible for controllership activities and corporate planning. Mr. Botcheller was the Chief Financial Executive of Woori Bank, a commercial bank in Korea, from June 2000 to March 2003. Prior to that, he was corporate controller at Aetna International, Inc. from 1998 to 2000.
Chaomei Chen Age: 45
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
Susan G. Gleason Age: 56
Vice Chairman, Operations and Technology, since January 2002. Ms. Gleason was Executive Vice President, Operations and Information Technology at Fleet Credit Card Services from 1998 to January 2002. From 1985 to 1998, she held various executive positions at Household Credit Services, with responsibility in the areas of operations, information technology, human relations, facilities and security.
Richard A. Leweke Age: 50
Vice Chairman and Chief Human Resources Officer since March 2003. Mr. Leweke joined Providian in January 2003 as Executive Vice President, Compensation and Benefits. Prior to joining Providian, he spent 11 years at California Federal Bank, where he served in a number of capacities, most recently as Executive Vice President, Director, Human Resources and Administrative Services, from 1997 to January 2003.
Ellen Richey Age: 55
Vice Chairman, Enterprise Risk Management, General Counsel and Secretary since March 2003. Ms. Richey has been a Vice Chairman since October 1999 and General Counsel and Secretary since January 1995. Ms. Richey was Executive Vice President from June 1997 to October 1999 and Senior Vice President from January 1995 to June 1997.
Anthony F. Vuoto Age: 52
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
Warren Wilcox Age: 46
Vice Chairman, Marketing and Strategic Planning since January 2002. From 1998 to 2001, Mr. Wilcox was Executive Vice President, Planning and Development at Fleet Credit Card Services. From 1986 to 1993 and from 1995 to 1997, he held a variety of management positions at Household Credit Services, most recently as Executive Director of Planning and Marketing. In 1994, Mr. Wilcox was an executive at Fair, Isaac and Co. (now Fair Isaac Corporation), with responsibilities in certain new business development activities.

ITEM 2. PROPERTIES

        Information concerning the registrant's properties is incorporated by reference to the information under the caption "Properties," on page 25 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

        Information concerning material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject is incorporated by reference to the information under the caption "Legal Proceedings," on pages 26 and 27 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 29 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

        Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on pages 30 and 31 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 32 through 70 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Interest Rate Sensitivity," on page 60 of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on page F-3; "Consolidated Statements of Cash Flows," on page F-4; "Notes to Consolidated Financial Statements," on pages F-5 through F-44; "Report of Independent Auditors," on page F-46; and "Quarterly and Common Stock Data," on page 28; of the registrant's Annual Report to stockholders for the year ended December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The registrant's management, with the participation of the registrant's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, concluded that the registrant's disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, are effective.

        No change in the registrant's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning executive officers of the registrant may be found under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        Information concerning directors, including disclosures regarding the registrant's audit committee financial experts, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        Information concerning the registrant's code of ethics is incorporated by reference to the information under the caption "Corporate Governance and Board Matters" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation and Stock Ownership Guidelines," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Certain Relationships and Related Transactions," "Compensation Committee Interlocks and Insider Participation," and "Human Resources and Compensation Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        The following table provides certain information as of December 31, 2003 with respect to the registrant's equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	21,966,620	$19.343	9,432,536	*
Equity compensation plans not approved by security holders	3,558,738	$25.592	4,891,458	**

Total	25,525,358	$20.284	14,323,994

*
The shares available for future issuance as of December 31, 2003 consisted of the following:

•
8,289,824 shares were available for issuance pursuant to stock option awards that could be granted in the future under the 2000 Stock Incentive Plan. A maximum of 4,211,610 of such shares was available, alternatively, for issuance pursuant to future restricted stock or nonrestricted stock awards; if (and to the extent) such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

•
1,142,712 shares were available for future issuance under the 1997 Employee Stock Purchase Plan.

**
These shares were available for issuance pursuant to stock option awards that could be granted in the future under the 1999 Non-Officer Equity Incentive Plan. A maximum of 4,891,458 of such shares was available, alternatively, for issuance pursuant to future restricted stock or nonrestricted stock awards; if (and to the extent) such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

        The material terms of each compensation plan under which equity securities of the registrant are authorized for issuance that was adopted without the approval of security holders are described in Note 21 to Consolidated Financial Statements in the registrant's Annual Report to stockholders for the year ended December 31, 2003, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference to the information under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning fees and services provided by Ernst & Young LLP, the registrant's principal accountant, is incorporated by reference to the information provided under the caption "Auditor Fees" in the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages F-1 through F-41 of the registrant's Annual Report to stockholders for the year ended December 31, 2003, are incorporated by reference herein.

(a)(2)	Financial Statement Schedules
None.
(a)(3)	List and Index of Exhibits

        The following exhibits are incorporated by reference or filed herewith. References to the 1997 Form 10 are to the registrant's Registration Statement on Form 10 effective April 18, 1997.

Exhibit Number	Description of Exhibit
2	Agreement and Plan of Distribution, dated as of December 28, 1996, between Providian Corporation and the registrant (incorporated by reference to Exhibit 2.1 to the 1997 Form 10).
3.1
Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's quarterly report on Form 10 -Q for the quarter ended June 30, 1997 (Commission File No. 1-12897)), as amended by Certificate of Amendment to the registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-12897)).

3.2
Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-12897)).
4.1
Rights Agreement, dated as of June 1, 1997, between the registrant and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997), as amended by Amendment No. 1 to Rights Agreement dated February 17, 1999 (incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed on March 26, 1999 (Commission File No. 1-12897)).
4.2
Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 1-12897)).
4.3
Certificate of Trust of Providian Capital I, dated as of January 21, 1997 (incorporated by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
4.4
Amended and Restated Trust Agreement, dated as of February 4, 1997, among the registrant, as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
4.5
Junior Subordinated Indenture, dated as of February 4, 1997, between the registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
4.6
Guarantee Agreement, dated as of February 4, 1997, between the registrant, as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
4.7.1
Senior Indenture, dated as of May 1, 1999, between the registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.25 to the registrant's Current Report on Form 8-K filed May 19, 1999 (Commission File No. 1-12897)).
4.7.2
First Supplemental Indenture, dated as of August 23, 2000, between the registrant and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed August 23, 2000 (Commission File No. 1-12897)).
4.7.3
Form of the registrant's 3.25% Convertible Senior Note due August 15, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed August 23, 2000 (Commission File No. 1-12897) ).
4.7.4
Second Supplemental Indenture, dated as of February 15, 2001, between the registrant and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 22, 2001 (Commission File No. 1-12897)).
4.7.5
Form of the registrant's Zero Coupon Convertible Note due February 15, 2021 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed February 22, 2001 (Commission File No. 1-12897) ).

4.7.6
Third Supplemental Indenture, dated as of May 27, 2003, between the registrant and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed May 30, 2003 (Commission File No. 1-12897)).
4.7.7
Form of the registrant's 4.00% Convertible Senior Note due May 15, 2008 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed May 30, 2003 (Commission File No. 1-12897)).
4.8
Subordinated Indenture, dated as of May 1, 1999, between the registrant and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.26 to the registrant's Current Report on Form 8-K filed May 19, 1999 (Commission File No. 1-12897)).
10.1	*	Employment Agreement, dated as of March 27, 1997, between the registrant and Shailesh J. Mehta (incorporated by reference to Exhibit 10.1 to the 1997 Form 10).
10.2	*
Form of Change of Control Employment Agreement, as entered into between the registrant and certain executive officers of the registrant, and a schedule of the executive officers of the registrant having such an agreement with the registrant, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K).
10.3	*
Providian Financial Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, File Number 333-28767); and Providian Financial Corporation 1997 Stock Option Plan UK Sub-Plan and First Amendment to Providian Financial Corporation 1997 Stock Option Plan (as amended and restated June 4, 1997), adopted May 11, 1999 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-12897)).
10.4	*
Providian Financial Corporation Stock Ownership Plan, as amended and restated June 23, 1998 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-12897)) and Appendixes A and B to Providian Financial Corporation Stock Ownership Plan, as amended on October 21, 1998 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-12897)); and Providian Financial Corporation Stock Ownership Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation Stock Ownership Plan (as amended and restated June 23, 1998), adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-12897) ).
10.5	*
Providian Financial Corporation Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-12897)).
10.6	*
Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit 10.3 to the 1997 Form 10); and Providian Financial Corporation Amended and Restated 2000 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-12897)).

10.7	*
Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective April 1, 1999 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-12897)).
10.8	*
Providian Financial Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 1-12897)) ; and Providian Financial Corporation 1997 Employee Stock Purchase Plan UK Sub-Plan and First Amendment to the Providian Financial Corporation 1997 Employee Stock Purchase Plan, adopted June 29, 1999 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-12897)).
10.9	*
Providian Financial Corporation 1999 Non-Officer Equity Incentive Plan adopted May 11, 1999 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-12897)), as supplemented and amended by UK Sub-Plan and First Amendment as adopted on June 29, 1999 and as amended by Amendment No. 2 dated September 27, 2001 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-12897)).
10.10
Tax Disaffiliation Agreement, dated as of June 10, 1997, between Providian Corporation and the registrant (incorporated by reference to the form of such agreement filed as Exhibit 2.7 to the 1997 Form 10).
10.11
Distribution Agreement, dated as of February 20, 1998, between the registrant and the Agents named therein (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
10.12
Distribution Agreement, dated as of May 14, 1999, between the registrant and the Agents named therein (incorporated by reference to Exhibit 1.3 to the registrant's Current Report on Form 8-K filed May 19, 1999 (Commission File No. 1-12897)).
10.13
Issuing and Paying Agency Agreement, dated as of February 20, 1998, between the registrant and The First National Bank of Chicago (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-12897)).
10.14
Agreement by and between Providian National Bank, Tilton, New Hampshire and The Office of the Comptroller of the Currency, dated November 21, 2001 (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed November 29, 2001 (Commission File No. 1-12897)).
10.15
Written Agreement between Providian Bank and the Federal Deposit Insurance Corporation, dated November 21, 2001 (incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed November 29, 2001 (Commission File No. 1-12897)).
10.16
Written Agreement between Providian Bank and the Utah Commissioner of Financial Institutions, dated November 21, 2001 (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed November 29, 2001 (Commission File No. 1-12897)).

10.17	*
Executive Employment Agreement, dated as of November 25, 2001, between the registrant and Joseph W. Saunders (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-12897)).
10.18	*
Form of Retention Bonus Agreement, as entered into between the registrant and certain executive officers of the registrant, and a schedule of the executive officers of the registrant having such an agreement with the registrant, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-12897)).
11		Computation of Earnings Per Share (included in Exhibit 13).
12		Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13		Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2003.
21		Subsidiaries of the registrant.
23		Consent of independent auditors.
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer.
32		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)
Reports on Form 8-K

  The following reports were filed or furnished during the fourth quarter of 2003:

  The registrant filed a report on Form 8-K on October 15, 2003 with respect to the Providian Gateway Master Trust's net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust's average excess spread rates, for the month ended September 30, 2003.

  The registrant furnished a report on Form 8-K on October 29, 2003 attaching its press release announcing its financial results for the third quarter of 2003.

  The registrant filed a report on Form 8-K on November 17, 2003 with respect to its and the Providian Gateway Master Trust's net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust's average excess spread rates, for the month ended October 31, 2003.

  The registrant filed a report on Form 8-K on December 15, 2003 with respect to its and the Providian Gateway Master Trust's net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust's average excess spread rates, for the month ended November 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	PROVIDIAN FINANCIAL CORPORATION
	By	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004
/s/ ANTHONY F. VUOTO Anthony F. Vuoto	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ DANIEL SANFORD Daniel Sanford	Executive Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ JOHN L. DOUGLAS John L. Douglas	Director	March 12, 2004
/s/ RICHARD D. FIELD Richard D. Field	Director	March 12, 2004
/s/ J. DAVID GRISSOM J. David Grissom	Director	March 12, 2004
/s/ ROBERT J. HIGGINS Robert J. Higgins	Director	March 12, 2004

/s/ JAMES P. HOLDCROFT, JR. James P. Holdcroft, Jr.	Director	March 12, 2004
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 12, 2004
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 12, 2004
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	Director	March 12, 2004
/s/ JANE A. TRUELOVE Jane A. Truelove	Director	March 12, 2004

QuickLinks

PROVIDIAN FINANCIAL CORPORATION 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES