Form 10-Q
period 2004-03-31
PROVIDIAN FINANCIAL CORP
filed 2004-05-10
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒     No  ☐

As of April 30, 2004, there were 291,178,690 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

March 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$771,399	$544,554
Federal funds sold and securities purchased under resale agreements	1,439,315	3,235,189
Investment securities:
Available-for-sale (at market value, amortized cost of $2,761,950 at March 31, 2004 and $1,880,107 at December 31, 2003)	2,755,439	1,859,150
Loans receivable, less allowance for credit losses of $568,810 at March 31, 2004 and $625,886 at December 31, 2003	5,622,157	5,655,071
Due from securitizations	2,402,202	2,377,963
Deferred taxes	167,667	224,505
Premises and equipment, net	73,556	84,198
Interest receivable	41,955	44,850
Other assets	213,182	249,867
Total assets	$13,486,872	$14,275,347

Liabilities
Deposits:
Non-interest bearing	$55,373	$63,016
Interest bearing	8,908,123	10,038,041
	8,963,496	10,101,057

Short-term borrowings	—	108,828
Long-term borrowings	1,442,280	1,163,521
Deferred fee revenue	82,241	100,416
Accrued expenses and other liabilities	560,639	476,076
Total liabilities	11,048,656	11,949,898

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: March 31, 2004—291,453,540 shares; December 31, 2003—290,753,031 shares)	2,915	2,908
Retained earnings	2,452,315	2,350,446
Cumulative other comprehensive income	(3,726)	(12,480)
Common stock held in treasury—at cost (March 31, 2004—294,333 shares; December 31, 2003—305,871 shares)	(13,288)	(15,425)
Total shareholders’ equity	2,438,216	2,325,449
Total liabilities and shareholders’ equity	$13,486,872	$14,275,347

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31,
(dollars in thousands, except per share data) (unaudited)	2004	2003

Interest Income
Loans	$217,900	$310,340
Federal funds sold and securities purchased under resale agreements	6,279	9,826
Other	23,479	32,033
Total interest income	247,658	352,199

Interest Expense
Deposits	114,896	161,222
Borrowings	18,816	10,623
Total interest expense	133,712	171,845

Net interest income	113,946	180,354

Provision for credit losses	88,852	261,815

Net interest income (loss) after provision for credit losses	25,094	(81,461)

Non-Interest Income
Servicing and securitization	236,738	190,588
Credit product fee income	149,144	200,193
Other	11,544	26,757
	397,426	417,538
Non-Interest Expense
Salaries and employee benefits	81,480	96,975
Solicitation and advertising	52,571	65,378
Occupancy, furniture, and equipment	26,213	28,683
Data processing and communication	27,048	30,670
Other	78,694	106,602
	266,006	328,308
Income before income taxes	156,514	7,769
Income tax expense	54,780	3,069
Net income	$101,734	$4,700

Earnings per common share—basic	$0.35	$0.02

Earnings per common share—assuming dilution	$0.35	$0.02

Weighted average common shares outstanding—basic (000)	288,085	286,187

Weighted average common shares outstanding—assuming dilution (000)	298,345	290,429

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except share data) (unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net income			4,700			4,700
Change in unrealized loss on securities, net of income tax benefit of $6,621				(10,141)		(10,141)
Total comprehensive loss						(5,441)

Purchase of 108,587 common shares for treasury					(649)	(649)
Exercise of stock options and other awards		30,458	(31,192)		931	197
Issuance of restricted and unrestricted stock less forfeited shares	(2)	(28,679)			31,689	3,008
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $1,981		(1,023)				(1,023)
Net tax effect from employee stock plans		(756)				(756)
Balance at March 31, 2003	$2,907	$—	$2,176,468	$(253)	$(44,714)	$2,134,408

Balance at December 31, 2003	$2,908	$—	$2,350,446	$(12,480)	$(15,425)	$2,325,449
Comprehensive income:
Net income			101,734			101,734
Change in unrealized loss on securities, net of income tax expense of $5,716				8,754		8,754
Total comprehensive income						110,488

Purchase of 52,054 common shares for treasury					(661)	(661)
Exercise of stock options and other awards		(2,489)	135		3,161	807
Issuance of restricted and unrestricted stock less forfeited shares	7	7,817			(363)	7,461
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $1,740		(5,721)				(5,721)
Net tax effect from employee stock plans		393				393
Balance at March 31, 2004	$2,915	$—	$2,452,315	$(3,726)	$(13,288)	$2,438,216

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
(dollars in thousands) (unaudited)	2004	2003

Operating Activities
Net income	$101,734	$4,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	88,852	261,815
Depreciation and amortization of premises and equipment	11,350	9,892
Amortization of net loan acquisition costs	5,330	11,138
Amortization of deferred compensation related to restricted and unrestricted stock	1,740	1,981
Decrease in deferred fee revenue	(18,175)	(41,373)
Decrease in deferred income tax benefit	51,157	68,201
Decrease in interest receivable	2,895	2,433
Net decrease in other assets	31,356	339,897
Net increase in accrued expenses and other liabilities	81,048	140,201
Net cash provided by operating activities	357,287	798,885

Investing Activities
Net cash from loan originations and principal collections on loans receivable	86,897	385,312
Net decrease in securitized loans	(142,500)	(907,800)
(Increase) decrease in due from securitizations	(24,239)	707,751
Purchases of available-for-sale investment securities	(2,366,185)	(890,859)
Proceeds from maturities and sales of available-for-sale investment securities	1,484,331	880,654
Decrease (increase) in federal funds sold and securities purchased under resale agreements or similar arrangements	1,795,874	(625,000)
Net purchases of premises and equipment	(1,044)	(4,052)
Net cash provided (used) by investing activities	833,134	(453,994)

Financing Activities
Net decrease in deposits	(1,133,653)	(106,967)
Repayment of short-term borrowings	(108,828)	(91,686)
Proceeds from long-term borrowings	278,759	—
Purchase of treasury stock	(661)	(649)
Proceeds from exercise of stock options	807	197
Net cash used by financing activities	(963,576)	(199,105)
Net Increase in Cash and Cash Equivalents	226,845	145,786
Cash and cash equivalents at beginning of period	544,554	344,277
Cash and cash equivalents at end of period	$771,399	$490,063

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004 (unaudited)

Note 1.  Organization and Basis of Presentation

Providian Financial Corporation (the “Company”) is a corporation incorporated under the laws of Delaware. Through its wholly-owned banking subsidiary, Providian National Bank (“PNB”), the Company offers credit card and deposit products throughout the United States. The Company markets consumer loans and deposits using distribution channels such as mail, telephone and the Internet.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

Note 2.  Stock-Based Employee Compensation

The Company has elected to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, because the exercise price of the Company’s employee stock options is the fair market value of the underlying stock on the date of grant, the Company recognizes no compensation expense at the time of the grant. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized over the vesting period and classified as non-interest expense. In addition, the Company does not recognize compensation expense for its employee stock purchase plan since it qualifies as a non-compensatory plan under APB Opinion No. 25.

The following table reflects, for the three months ended March 31, 2004 and 2003, the stock-based employee compensation costs arising out of the restricted and nonrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects the fair value of the stock options amortized to expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended March 31,
(dollars in thousands, except per share data)	2004	2003
Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported(1)	$1,053	$1,199
Net income, as reported	101,734	4,700
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(2)(3)	5,320	7,078
Pro forma net income(1)	$96,414	$(2,378)
Net income per common share:
As reported—basic	$0.35	$0.02
As reported—assuming dilution	$0.35	$0.02
Net income per common share:
Pro forma—basic	$0.33	$(0.01)
Pro forma—assuming dilution	$0.33	$(0.01)

(1)          The Company uses the straight-line method for recognizing compensation cost for fixed awards with pro rata vesting.

(2)          The pro forma stock-based compensation expenses include the effects of an expense reduction for non-vested stock options that have been forfeited.

(3)          The pro forma stock-based compensation expense for the three months ended March 31, 2004 reflects modification of the methodology used in estimating expected volatility of the Company’s stock price. This modification resulted in the reduction of the pro forma stock-based compensation expense by $0.3 million, net-of-taxes. See discussion below for further information regarding this modification.

The fair values of the stock options granted under the Company’s stock incentive plans and the common stock offerings under the employee stock purchase plan were estimated at the grant date using the Black-Scholes option pricing model and based on assumptions for the risk-free weighted average interest rate, expected dividend yield, weighted average expected volatility, and the expected stock option life. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective model assumptions can materially affect the estimate, the existing valuation models may not provide a reliable measure of the fair value of the Company’s employee stock options.

Expected volatility represents management’s estimate of the Company’s stock price changes expected to occur over the estimated life of the stock options and stock offerings. In prior periods, expected volatility was estimated based upon the unadjusted historical volatility of the Company’s common stock over a fixed period. During the fourth quarter of 2003, the Company modified its methodology for estimating expected volatility. The modification was based on the Company’s assessment that historical volatility was not representative of future expected experience as the historical volatility does not reflect the impact of significant changes in the Company’s business that were implemented in late 2001 and 2002. The expected volatility is now estimated giving consideration to the expected life of stock options and actual historical volatility of the price of the Company’s common stock adjusted for unusual, company-specific fluctuations in the Company’s stock price. Management believes that the new method provides a better indicator of the expected volatility. The impact of the modification to volatility for options granted during the first quarter of 2004 was to reduce volatility from 90% to 46%. This resulted in an aggregate fair value of $7.2 million, which was 40% lower than using unadjusted historical volatility.

Note 3.  Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any.

In December 2003, the FASB issued a revision of FIN 46, which superseded the original guidance and revised various aspects of the original guidance, including effective dates. Under the revised guidance, FIN 46 remains effective upon its issuance for interests in VIEs acquired after January 31, 2003. For interests in VIEs acquired before February 1, 2003, the revised FIN 46 effective date was delayed to March 31, 2004, with the exception of special-purpose entities, for which the effective date was December 31, 2003. Effective July 1, 2003, the Company applied the provisions of FIN 46 to Providian Capital I, its wholly-owned trust that issued preferred securities. See Note 9 to Consolidated Financial Statements.

Because the Company’s securitizations are structured using qualifying special-purpose entities, as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FIN 46, the Company’s securitization trusts are not required to be consolidated. In connection with its Series 2000-A securitization, the Company has an equity interest in a special-purpose entity that was acquired prior to February 1, 2003. The Company previously determined that the entity is a VIE and that the Company is not the primary beneficiary, and therefore the entity does not meet the requirements for consolidation by the Company under FIN 46. As of March 31, 2004, the Company’s total investment in this entity was $42.8 million, which represents the Company’s maximum loss exposure, and the estimated total assets of the entity were approximately $803.5 million.

The Company has also completed its analysis of certain VIEs that are not special-purpose entities and that were acquired before February 1, 2003, primarily with respect to the Company’s limited partnership interests that qualify under the Community Reinvestment Act. Based on its review, the Company has determined that these limited partnerships are VIEs and that the Company is not the primary beneficiary, and therefore these entities do not meet the requirements for consolidation by the Company under FIN 46. As of March 31, 2004, the Company’s total investment in limited partnerships, including those acquired after January 31, 2003, was $22.9 million, which, combined with $20.2 million of remaining contractual funding commitments under these investments, represents the Company’s maximum loss exposure, and the estimated total assets of these entities were approximately $269.3 million.

Note 4.  Interest and Fee Income Recognition

The Company recognizes interest and fee income using a suppression methodology. Under the suppression methodology, interest and fees that would otherwise accrue on reported loans and other assets, but that the Company estimates will not be collected (the “suppressed amounts”), are not recognized as interest income, credit product fee income, or servicing and securitization income on the Company’s statement of income and are not included in loans receivable, interest receivable, or due from securitizations on the Company’s statement of financial condition. Under the suppression methodology, the Company analyzes projected credit loss rates, delinquency status, and historical loss experience to estimate the suppressed amounts.

The suppression impact on income includes adjustments to previous period estimates of uncollectible interest and fees. During the first quarter of 2004 and 2003, interest and fees not recognized as income as a result of the impact of the suppression methodology were as follows:

Suppression of Interest and Fee Income

	Three months ended March 31,
(dollars in thousands)	2004	2003
Loan interest income	$17,236	$46,798
Credit product fee income	27,603	58,963
Servicing and securitization income	108,506	141,203
Total	$153,345	$246,964

Note 5.  Investment Securities

The Company’s investment securities portfolio is primarily comprised of treasury obligations, government sponsored agency securities, mortgage-backed securities, and commercial paper. A large majority of the portfolio is comprised of mortgage-backed securities issued by a government sponsored agency or a fully government guaranteed agency. The mortgage-backed securities are in the form of (a) fixed and floating rate collateralized mortgage obligations, (b) adjustable rate pass-through securities, and (c) fixed rate pass-through securities. All of the securities in the portfolio have an investment grade credit rating, with a large majority having an AAA/Aaa rating. Fluctuations in general market conditions will translate into fluctuations in the security’s price. The reduced value of these securities stems from changes in market conditions, not necessarily from any intrinsic value deterioration. The Company is able to hold those securities that currently have a loss on an ongoing basis without any detriment to the liquidity of the portfolio. At March 31, 2004, the Company had an unrealized loss of $1.3 million on investments with an amortized cost of $156.5 million that were in a sustained unrealized loss position for 12 months or more.

Summary of Available-for-Sale Investment Securities

	March 31, 2004					December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
United States Treasury and federal agency bonds	$278,042	$1,090	$—	$—	$279,132	$118,098	$109	$184	$118,023
Mortgage-backed securities	871,099	1,586	7,233	1,298	864,154	1,010,943	638	20,413	991,168
Commercial paper	1,583,209	89	1,012	—	1,582,286	699,487	—	382	699,105
Other	29,600	271	—	4	29,867	51,579	90	815	50,854
Total investment securities available-for-sale	$2,761,950	$3,036	$8,245	$1,302	$2,755,439	$1,880,107	$837	$21,794	$1,859,150

During the three months ended March 31, 2004, investment securities with an amortized cost of $112.9 million were sold at a net realized loss of $0.5 million, which includes gross gains of $0.1 million and gross losses of $0.6 million. During the three months ended March 31, 2003, investment securities with an amortized cost of $387.4 million were sold at a net realized gain of $9.6 million, which includes gross gains of $10.3 million and gross losses of $0.7 million. Realized gains and losses were calculated using the specific identification method.

Note 6.  Loans Receivable

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collections procedures. At March 31, 2004, the Company had no significant regional domestic or foreign concentrations of credit risk.

Note 7.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements through trusts that meet the requirements for sale treatment. At March 31, 2004 and December 31, 2003, the Company’s securitization program had $10.20 billion and $10.33 billion of securityholders’ interests outstanding, of which $8.78 billion and $8.92 billion were held by third parties. The Company retains the remaining interests in the loans receivable transferred in its securitizations and includes them on its statement of financial condition.

The Company’s securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ interests and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of senior and subordinated investor interests. The senior securityholders’ interests are sold to third party investors, supported with various forms of credit enhancement. When a securitization transaction is entered into, the Company receives cash proceeds from the sale of securities to third parties, removes the securitized loans and related allowance for credit losses from its statement of financial condition, and records the retained interests in the transaction. The

Company typically recognizes a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

The seller’s interest is composed of senior and subordinated components. The senior seller’s interest represents the seller’s undivided interest in the trust loans receivable that are not allocated to the securityholders’ interests, and the principal, interest, and fees receivable included in the senior seller’s interest are classified as loans receivable on the Company’s statement of financial condition. The Company maintains an allowance for credit losses for the principal amount of these loans. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, billed interest and fees, and credit losses, the amount of the senior seller’s interest will vary. Periodically, the Company transfers new loans into the securitized pool in order to maintain the seller’s interest above the minimum required by the securitization documents or in anticipation of issuing new securityholders’ interests.

The subordinated component of the seller’s interest is the accrued interest receivable (“AIR”), which represents the Company’s interest in outstanding accrued interest and fees that are initially allocated to the securityholders’ interests. The AIR is included as a financial component of the securitization transaction in computing the net gain on sale. It is valued at the lower of its previous carrying amount or allocated carrying value at the time of the sale and is recorded in due from securitizations on the Company’s statement of financial condition.

The retained securityholders’ interests are securities measured at fair value and included on the Company’s statement of financial condition in due from securitizations. The retained subordinated securityholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid after the related senior classes. Upon origination of a securitization, the Company recognizes these assets at their allocated carrying value. Generally, the allocated carrying value is less than the face value of the security, and the difference is recorded as a reduction to non-interest income—servicing and securitization. At the same time, the Company recognizes the fair value of these assets. The Company’s existing retained securityholders’ interests have been classified as held for trading, and the difference between their allocated carrying values and fair values at the time of origination is recorded in non-interest income—servicing and securitization. The Company measures fair value through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

When the securityholders’ interests are reduced through amortization, termination, or a reduction in invested amounts in the Company’s variable funding series, the seller’s interest is increased, resulting in the recognition of an allowance for credit losses related to the increase in reported loans receivable. Typically, this increase in allowance for credit losses is the only significant earnings impact resulting from the reduction in the securityholders’ invested interests.

During the three months ended March 31, 2004 and 2003, the Company securitized $914.6 million and $1.09 billion of loans receivable, offset by reductions in securitized loans of $1.05 billion and $2.44 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. The Company recognized net losses of $14.1 million and $16.2 million in the three months ended March 31, 2004 and 2003 from the initial sale of investor interests to third party investors, the recognition of a gain from the interest-only strip receivable and the loss from the discounts recognized on other retained interests. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the three months ended March 31, 2004 and 2003 reduced non-interest income—servicing and securitization by $53.2 million and $84.2 million. These adjustments were partially offset by the allocated carrying value to fair value adjustments of $17.7 million and $61.4 million.

The following table presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the three months ended March 31, 2004 and 2003.

Securitization Initial Measurement Assumptions

	March 31,
	2004	2003
Payment rate(1)	6.1%	5.2%
Expected net credit loss rate	17.3%	18.6%
Weighted average loans receivable life (in years)(2)	0.90	1.0
Discount rate(3)	6.8%-20.0%	6.3%-20.0%
Average interest rate margin for third party investors(4)	0.54%	0.86%

(1)          The monthly payment rate represents a forecast of principal collections for the month divided by a forecast of the aggregate amount of principal loans receivable at the beginning of the month. This rate is an average of forecasted monthly rates over the estimated life of the loans receivable.

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

(4)          The interest rate paid to third party investors in a term securitization with a variable rate is based on this margin plus the London Interbank Offered Rate (LIBOR). The interest rate paid to conduit providers that participate in the variable funding series is generally based on a commercial paper rate. The average interest rate margin decreased in the three months ended March 31, 2004 as a result of more favorable pricing included in the term securitization issued by the Company in the first quarter of 2004.

Subsequent to the initial fair value recognition, the Company evaluates its retained securityholders’ interests and recognizes changes in their fair market value in non-interest income—servicing and securitization. The fair market value changes reflect the Company’s revisions in estimated cash flows and discount rates, including the impact of the remaining term until repayment. As securityholders’ interests approach their expected final payment date, their fair values generally approach their face values and the discounts are accreted, with the amount of such accretion realized in non-interest income—servicing and securitization. The following table summarizes the retained subordinated securityholders’ interests in the Providian Gateway Master Trust as of March 31, 2004 and December 31, 2003.

Summary of Retained Subordinated Securityholders’ Interests
in the Providian Gateway Master Trust

(dollars in thousands)	March 31, 2004	December 31, 2003
Retained subordinated securityholders’ interests
Face value	$1,416,386	$1,411,738
Discount	(193,954)	(235,422)
Fair market value	$1,222,432	$1,176,316

Weighted average remaining term (months)	22	22

For the three months ended March 31, 2004 and 2003, the changes in net unrealized gains on retained subordinated securityholders’ interests included in earnings were $90.2 million and $118.6 million. These unrealized gains are recognized in servicing and securitization income.

The interest-only strip receivable is a retained interest in the interest and fee collections allocated to the securityholders’ interests. This asset represents the present value of estimated future excess servicing expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding. Excess servicing represents the net positive cash flow from interest and fee collections allocated to the securityholders’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The interest-only strip receivable is recorded at estimated fair value and included in due from securitizations on the Company’s statement of financial condition. Subsequent to the initial sale, the Company’s securitizations impact its earnings through sales of retained interests, changes in the fair values of its retained interests, including the accretion of the retained interests’ discounts, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in calculating the related interest-only strips receivable.

Spread accounts are cash reserve accounts that can be called upon to fund payments to securitization investors or credit enhancers. The cash in the spread account is released to the Company if certain conditions are met or the securitization terminates with amounts remaining in the spread account. The spread accounts are recorded at estimated fair value in due from securitizations on the Company’s statement of financial condition.

During the revolving period of a securitization, no principal payments are made to the investors. Instead, monthly collections of principal allocated to investors, and other amounts treated as principal collections, are used to fund the purchase of replacement loans receivable, and the Company recognizes additional interest-only strips receivable when this occurs. In addition, to the extent the amount of the excess servicing cash flows received in a month differs from the amount estimated in establishing the related interest-only strip receivable, the Company recognizes servicing and securitization income or loss.

Valuations of retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts require the Company to use judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. In valuing interest-only strips receivable, the Company estimates the interest and fees that will be collected on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be received over the period the securitized loans are projected to be outstanding. The spread accounts are recorded at fair value through a discounted cash flow analysis based on projected repayments of spread account balances to the Company.

At least quarterly, the Company adjusts the valuations of the retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to the initial assumptions, estimates, and discount rates. The Company also continues to refine the financial models used to obtain more accurate measures of the timing and amount of cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows and the underlying economic assumptions. Changes in the estimated fair value of the retained interests are reported as a component of non-interest income—servicing and securitization on the Company’s statement of income.

The Company continues to service the accounts included in the pool of securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs it incurs. The contractual servicing fee is representative of a market rate and the Company therefore does not currently recognize a servicing asset or liability in connection with its securitizations.

The key economic assumptions used in valuing retained subordinated interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at March 31, 2004 are presented in the following table.

Securitization Sensitivities

(dollars in thousands)	Discount Rate	Expected Net Credit Loss Rate	Payment Rate
Current assumptions	5.10%–20%	17.33%	6.14%
Impact on fair value of:
10% adverse change	$(24,732)	$(112,479)	$(10,571)
20% adverse change	(47,380)	(201,691)	(20,362)

The adverse changes to these key economic assumptions are hypothetical and are presented in accordance with SFAS No. 140. As the figures above indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of changing one assumption on the fair value of the retained subordinated interests is computed without allowing any other assumption to change. In reality, changes in one assumption may result in changes in others. Furthermore, the sensitivities presented do not reflect actions that management might take to mitigate the impact of the adverse change. Accordingly, these sensitivities should be used with caution.

The following table summarizes certain cash flows from and paid in respect of securitizations:

Securitization Cash Flows

	Three months ended March 31,
(dollars in thousands)	2004	2003
Proceeds from new securitizations(1)	$750,000	$815,000
Proceeds from collections allocated to securityholders’ interests(1)	2,056,621	1,969,763
Servicing fees received	75,987	86,644
Net cash flows received on retained interests	220,671	157,346
Principal paid in respect of maturing securitizations(1)	(892,500)	(1,722,800)

(1)          Cash flows received or paid with respect to third party securityholders’ interests.

Note 8.  Commitments, Guarantees, and Contingencies

Loan Commitments. A loan commitment is an agreement to lend to a customer up to a prescribed maximum amount subject to the customer’s compliance with the account agreement. The Company can reduce or cancel a credit card commitment by providing the required prior notice to the customer, or without notice if permitted by law. The unfunded commitment represents the total unused portion of the line of credit available to the customer. Customers have not borrowed, and the Company does not anticipate that all of its customers will borrow, the entire line of credit available to them at the same time. Therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Total unfunded commitments at March 31, 2004 and December 31, 2003 were $22.32 billion and $20.34 billion.

Guarantees. In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for the purpose of calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge will continue in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced upon the repayment of one of the series on September 15, 2003. The remaining amount of the pledged collateral at March 31, 2004 was $13.6 million. The remaining series related to the pledge has an expected final payment date of September 15, 2005. The Company does not currently expect that performance under this pledge will be required.

 In August 2002, the Company sold its interest in a limited liability entity that constructed and operated an alternative energy plant. Through its interest in the entity, the Company had received certain tax credits and tax deductions. In connection with the sale of the plant to a third party, the Company guaranteed certain obligations of the limited liability entity under the purchase and sale agreement. The guarantee covers the seller’s obligation to indemnify the purchaser against losses arising out of the seller’s breach of the purchase and sale agreement and its failure to repurchase the assets if tax credits are not available to the purchaser. The Company’s guarantee is capped at $6.2 million plus the amounts of additional contingent future payments that may be made to the Company arising from fuel production from the plant. At March 31, 2004, the guaranteed amount was $13.7 million.

The Company enters into various agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts. These provisions typically require the Company to make payments to another party to indemnify them against losses that may be incurred due to actions taken by the Company prior to entering into the agreement, due to breach of representations, warranties and covenants made in connection with the agreement, and due to possible changes in or interpretations of tax law. The Company cannot estimate the potential future impact of these indemnification provisions since this would require an assessment of future claims that may be made against the Company. Based on historical experience, the Company does not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Litigation. The Company is subject to various pending and threatened legal actions, including actions arising in the ordinary course of business from the conduct of its activities. While the Company believes that it has substantive defenses and intends to defend the actions vigorously, it cannot predict the ultimate outcome or the potential future impact on the Company of such actions. The Company does not currently expect any of the actions affecting it to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Note 9.  Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of one year or more.

Summary of Long-Term Borrowings

(dollars in thousands)	March 31, 2004	December 31, 2003

3.25% convertible senior notes maturing in 2005	$343,302	$343,302
Zero coupon convertible senior notes maturing in 2021(1)	446,712	442,310
4.00% convertible senior notes maturing in 2008	287,500	287,500
2.75% convertible cash to accreting senior notes maturing in 2016	277,200	—
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	109,281
	1,463,995	1,182,393
Less unamortized issuance costs	21,715	18,872
Total long-term borrowings	$1,442,280	$1,163,521

(1)          Amounts include the accreted portion of a yield to maturity of 4.00% per year.

Convertible Senior Notes. In August 2000, the Company issued $402.5 million of 3.25% convertible senior notes due August 15, 2005 with interest payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2001. These notes are convertible at the option of the holders, at any time prior to their maturity or their redemption or repurchase by the Company, at the conversion rate of 14.4892 shares (split adjusted) of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $69.02 per share of common stock). The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company has the option to redeem these notes for cash on or after August 20, 2003. During 2001, the Company repurchased $59.2 million principal amount of the 3.25% convertible senior notes, resulting in a $20.5 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There were no such repurchases during 2002, 2003, or the three months ended March 31, 2004. Holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement.

In February 2001, the Company issued $884.0 million principal amount at maturity of zero coupon convertible senior notes due February 15, 2021. The Company accretes the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 4.00% per year, computed on a semiannual bond equivalent basis. These notes are convertible at any time prior to their maturity, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 6.2240 shares of common stock per note (an initial conversion price of $72.77 per share of common stock, based on the offering price of $452.89 per note). Conversion of the notes will be settled in shares of the Company’s common stock if the stock price exceeds a specified percentage of the accreted conversion price for a given period of time prior to the conversion, and in cash otherwise. In addition, conversion may be settled in cash, common stock, or other property upon the occurrence of certain corporate events, as specified in the related indenture supplement. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. During 2001, the Company repurchased $12.5 million principal amount at maturity of the zero coupon convertible senior notes, resulting in a $2.1 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There were no such repurchases during 2002, 2003, or the three months ended March 31, 2004. Holders may require the Company to purchase their notes at a price per note on February 15, 2006 of $552.07, on February 15, 2011 of $672.97, and on February 15, 2016 of $820.35, which may be settled in cash or common stock, or a combination of both, at the option of the Company.

In addition, holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement, on or before February 15, 2006.

In May 2003, the Company issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 with interest payable semiannually on May 15 and November 15 of each year, commencing on November 15, 2003. These notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds a certain percentage of the conversion price for a given period of time; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the occurrence of certain corporate events, as specified in the related indenture supplement; and the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. The Company may not redeem the notes prior to their maturity. Holders may require the Company to purchase their notes for cash following a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement.

On March 15, 2004, the Company issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. After March 15, 2011, the Company will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds a certain percentage of the conversion price for a given period of time; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by the Company, in which event holders will have the option to convert their notes prior to redemption; the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels; the occurrence of specified corporate distributions, as defined in the related indenture supplement; and the occurrence of a fundamental change, as defined in the related indenture supplement. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement, occurs on or before March 15, 2011, the Company may also be required to purchase the notes for cash and pay an additional make whole premium payable in the Company’s common stock upon the repurchase or conversion of the notes in connection with the fundamental change. The Company has the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require the Company to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014.

Junior Subordinated Deferrable Interest Debentures. In 1997, through Providian Capital I, a wholly-owned subsidiary statutory trust, the Company issued mandatorily redeemable preferred securities, which accumulate accrued distributions that are payable semiannually. The Company has the right to defer payment of interest on the preferred securities at any time and from time to time, for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity. During any such extension period, the Company’s ability to pay dividends on its common stock would be restricted. The Company has the right to cause the redemption of the preferred securities on or after February 1, 2007, or earlier in the event of certain regulatory changes. The redemption price depends on several factors, including the date of the redemption, the present value of the principal and premium payable, and the accumulated but unpaid distributions on the preferred securities. The sole assets of Providian Capital I are $109.3 million in aggregate principal amount of the Company’s 9.525% junior subordinated deferrable interest debentures due February 1, 2027 and the right to reimbursement of expenses under a related expense agreement with the Company. The Company’s obligations under such debentures, together with its other obligations with respect to the preferred securities, constitute a full and unconditional guarantee. During 2001, the Company repurchased $6.7 million principal amount of the preferred securities, and recorded a $3.1 million gain as part of non-interest income—other in the Company’s statement of income. The Company did not repurchase any of the preferred securities during 2002, 2003, or the three months ended March 31, 2004.

In accordance with FIN 46 (see Note 3 to Consolidated Financial Statements), the Company has determined that Providian Capital I is a VIE and that the Company is not the primary beneficiary, as the Company would not absorb a majority of the trust’s expected losses if they were to occur. The Company adopted the provisions of FIN 46 in relation to the trust effective July 1, 2003. As a result, the Company deconsolidated the trust and no longer reports the preferred securities on its statement of financial condition. In addition, effective July 1, 2003, the Company began reporting the related interest as interest expense and its equity in the earnings of the nonconsolidated trust as non-interest income—other. At March 31, 2004, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the preferred securities in long-term borrowings and the Company’s equity investment in the trust of $5.0 million in other assets.

Note 10.  Income Taxes

The Company’s effective income tax rates for the three months ended March 31, 2004 and 2003 were 35.0% and 39.5%. The decrease in the rate is due to tax credits that the Company expects to utilize during 2004 as a result of current taxable income.  The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant.  The Company was not able to utilize these credits in 2002 and 2003.

Note 11.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net-of-taxes, for the three months ended March 31, 2004 and 2003 are presented in the following table.

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Cumulative Other Comprehensive Income
Balance at December 31, 2002	$9,888	$9,888
Other comprehensive income	(16,762)	(16,762)
Tax benefit	6,621	6,621
Balance at March 31, 2003	$(253)	$(253)

Balance at December 31, 2003	$(12,480)	$(12,480)
Other comprehensive income	14,470	14,470
Tax expense	(5,716)	(5,716)
Balance at March 31, 2004	$(3,726)	$(3,726)

Note 12.  Earnings per Common Share

The following table sets forth the computation of both the basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003.

Computation of Earnings Per Common Share

	Three months ended March 31,
(dollars and number of shares in thousands, except per share data)	2004	2003

Income for computation of earnings per common share—basic	$101,734	$4,700
Interest on 3.25% convertible senior notes, net-of-taxes(2)	1,688	—	(1)
Income for computation of earnings per common share—assuming dilution	$103,422	$4,700

Weighted average common shares outstanding—basic	288,085	286,187

Restricted stock issued—non-vested	1,256	3,824
Employee stock options	4,030	418
3.25% convertible senior notes(2)	4,974	—	(1)
Dilutive potential common shares	10,260	4,242

Weighted average common shares outstanding—assuming dilution	298,345	290,429

Earnings per common share—basic	$0.35	$0.02
Earnings per common share—assuming dilution	$0.35	$0.02

(1)          For the quarter ended March 31, 2003, the assumed conversion of the Company’s 3.25% convertible senior notes to 4,974,000 shares and the related reduction of $1.7 million, net-of-taxes, in interest expense on the Company’s 3.25% convertible senior notes was antidilutive and therefore excluded from the calculation.

(2)          The Company’s other convertible notes have significant contingent conversion requirements that have not been met and are therefore excluded from consideration in the computation of diluted earnings per common share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with our historical financial statements included in this quarterly report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Our historical financial statements may not be indicative of our future performance.

Our Business

We provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted through Providian National Bank (“PNB”), a wholly-owned banking subsidiary. We market consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

We generate income primarily through interest charged on outstanding loan balances and fees related to account usage and performance (such as late, overlimit, cash advance, and annual membership fees), and from the sale of various cardholder service products. We receive interchange fees from bankcard associations based on the purchase activity of our credit card customers. In addition, we earn income on our investments held for liquidity purposes and from servicing fees, excess servicing on securitized loans, and changes in the value of interests we retain in connection with our securitizations.

Our primary expenses are funding costs, including interest costs related to customer deposits and borrowings, credit losses, operating expenses, including salaries and employee benefits, advertising and solicitation costs, occupancy costs, data processing and communication costs, and income taxes.

We seek to fund our assets through a diversified mix of sources. Our ability to fund existing and future customer loans is currently dependent on four primary sources: consumer deposits, securitizations, a portfolio of cash and liquid investment securities, and, to a lesser extent, debt. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust, which directly or through other special-purpose entities issues certificates or notes backed by the principal, interest, and fee cash flows generated by the pool of transferred loans. At the time the certificates or notes are issued, we receive cash proceeds from the portion sold to third parties.

Executive Overview

During the first quarter of 2004, we continued our efforts to strengthen our financial condition and build a productive and sustainable portfolio of customer accounts supported by an appropriately sized and efficient infrastructure. Building off our progress over the past two years, we focused on four key areas of our business:

•                  Further strengthening our balance sheet and managing our liquidity position

•                  Implementing our “New Providian” and partnership marketing strategies, with a focus on core earnings production

•                  Further improving credit performance

•                  Increasing operational efficiency and further reducing our operating expenses

Balance Sheet and Liquidity.  Our primary goals in this area were to further strengthen capital ratios and manage our liquidity portfolio in line with our growth expectations and PNB’s Capital Plan. During the first quarter of 2004, our liquidity position decreased by $672.7 million, to $4.97 billion, while deposit levels decreased by $1.14 billion. During the first quarter of 2004, we accessed the capital markets with issuances of convertible notes and asset-backed securities. These first quarter issuances consisted of $277.2 million of 2.75% convertible cash to accreting senior notes and $750.0 million of three-year floating rate Providian Gateway Owner Trust 2004-A asset-backed notes that are backed by a certificate issued by the Providian Gateway Master Trust. The first quarter 2004 asset-backed transaction provided us with more favorable terms than other recent issuances of asset-backed securities.

Our capital position strengthened during the quarter and at the end of the quarter was $2.44 billion. At March 31, 2004, our shareholders’ equity and allowance for credit losses, on a combined basis, were equal to 48.6% of our reported loans. PNB’s regulatory capital ratios improved during the first quarter of 2004 due to the origination of higher credit quality loans receivable, a reduction in the level of retained subordinated interests in connection with the first quarter securitization transaction, and lower spread account funding requirements. At March 31, 2004, PNB’s total risk-based capital ratio on a subprime basis, including the impact of the accrued interest receivable, was 18.69%, well in excess of the 10% level we committed to achieve in our Capital Plan by June 2004.

Marketing.  In the first three months of 2004, we added approximately 533,000 gross new accounts, with 81% originated through our proprietary marketing program. We continued to implement our growth strategy by focusing on our core “New Providian” marketing, which emphasizes delivery of products, services, and rewards specifically designed for mainstream American consumers, and entering into additional marketing arrangements with co-branding and affinity partners. The success of our “New Providian” and partnership marketing strategies will continue to be a critical factor in our future earnings.

Credit.  During the first quarter of 2004, we continued to improve the credit mix of our loan portfolio by originating higher-quality loans receivable and we continued to benefit from the results of enhancements in our collections processes and changes in our portfolio management strategies. These actions combined with the overall improvement in the economy resulted in lower net credit losses in the first quarter compared to the same period in 2003. Our net credit loss rates for the three months ended March 31, 2004 were 9.02% on a reported basis and 13.88% on a managed basis, compared to 15.79% and 17.61% for the same period in 2003. Our earnings during the first quarter of 2004 benefited from a lower allowance for credit losses and an increase in the level of interest and fee income we estimate will become collectible, reflecting the improved risk outlook of our reported assets.

Operational Efficiency.  In the first quarter of 2004, we continued to streamline our organization by consolidating the Louisville, Kentucky collections activity into other existing operational sites and closing the Kentucky site. The resulting reduction in our infrastructure better aligns it with expected levels of customer accounts and delinquency volumes. Reflecting these efforts, non-interest expense was $266.0 million for the first quarter of 2004, a decrease of $62.3 million from the same period in 2003.

Securitizations remain a primary source of funding for our business. Securitizations have an impact on our earnings, because we record a gain or loss on the initial sale of loans in a securitization transaction and we release the reserves associated with the securitized loans. In addition, we retain certain interests in the securitized loans, and we recognize changes in the fair value of these retained interests in current earnings. These impacts can contribute to volatility in our earnings. For example, in 2003 and in the first quarter of 2004, our earnings benefited significantly from income recognized as a result of increases in the valuation of our retained interests caused by spread compression in the credit markets. In contrast, in 2002 the change in market discount rates had a negative impact on our earnings related to decreases in the valuation of these same interests. These fluctuations affect current period earnings; however, discounts previously recognized on retained securityholders’ interests will accrete through earnings over the duration of a securitization transaction, which may span a number of quarterly and annual reporting periods, as long as the transaction to which the interests relate progresses without default and all investors are fully repaid by the contractual final payment date.

Overview of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies” in our 2003 Annual Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which in some instances require us to use estimates and assumptions. GAAP also requires management to make judgments in valuing certain assets. Uncertainties are inherent in the use of estimates, assumptions, and judgments. The following is an overview of our application of accounting policies that require us to exercise significant judgment and reach conclusions about future events based on information currently available. Differences in judgment, and differences between our estimates and assumptions and subsequent events, could have a material impact on our reported financial condition and results of operations.

Securitization Accounting.  We account for our securitization transactions under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”). Our securitizations involve the transfer of a pool of loans receivable to a securitization trust. The trust or other special-purpose entity through which asset-backed securities are issued meets the criteria under SFAS No. 140 for a qualifying special-purpose entity that is not consolidated in our financial statements. When we enter into a securitization, we receive cash proceeds from the sale of securities to third parties, remove the securitized loans allocated to securityholders’ interests and the related allowance for credit losses from our balance sheet, and record our retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. We continue to service the securitized loans and we receive contractual servicing fees during the term of the transaction. Our retained interests are generally reported at fair value with changes in their fair value recognized in current period earnings.

Our retained interests in the securitized loans, which consist of a seller’s interest, subordinated securityholders’ interests, interest-only strips receivable, and spread accounts, are recorded on our balance sheet in loans receivable, interest receivable, and due from securitizations. The seller’s interest is composed of senior and subordinated components. The senior seller’s interest in our securitizations represents an undivided interest in the pool of loans receivable transferred to the securitization trust that are not allocated to the securityholders’ interests. We retain the senior seller’s interest, which includes principal, interest and fees receivable, and classify them as loans receivable with an allowance for credit losses and interest receivable on our balance sheet. The seller’s interest subordinated component is the accrued interest receivable asset (“AIR”), which represents our interest in outstanding accrued interest and fees that are initially allocated to the securityholders’ interests. The AIR is recorded in due from securitizations on our balance sheet.

We estimate the fair value of our retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts using a discounted cash flow valuation methodology that incorporates the repayment of these interests over time. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, the interest payable to the securityholders, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans are expected to be outstanding. For spread accounts, we estimate their fair value through a discounted cash flow analysis based on projected repayments of existing spread account balances, typically at the maturity of the securitization. Typically, the fair value of our retained subordinated securityholders’ interests and spread accounts vary with the movement in market rates for comparable investments. Historically, we have not incurred a loss of invested principal on assets held until their final payment date and our valuations do not reflect such a loss of principal. The fair values of our interest-only strips receivable vary primarily with changes in our forecast of excess servicing. Estimated excess servicing fluctuates based on the expected performance of the securitized loans.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest and fee income, coupon rates, net credit losses, and discount rates we use in our estimates. Changes in loan performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Complex judgment is required in the selection and use of these factors. Judgments and results that differ from our projections can result in a material impact on our balance sheet and income statement. As an example of the sensitivity of one assumption, at March 31, 2004, a 10% increase in the discount rates used in valuing the cash flows from our retained subordinated interests would result in a decrease in their fair value of approximately $24.7 million. The sensitivity of key assumptions used in valuing our retained subordinated interests is discussed in Note 7 to our Consolidated Financial Statements, “Securitization or Sale of Receivables.”

At the time of a securitization, we determine whether the retained subordinated securityholders’ interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans with respect to holding or selling the assets, and can vary among different securitizations and different retained interests. Our existing retained subordinated securityholders’ interests are securities measured as investments held for trading. Unrealized gains and losses on investments held for trading are included in current period earnings. Unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity, as other comprehensive income. If there is a determination that such available-for-sale assets have been permanently impaired, unrealized losses are reported as servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings. Designation of these assets as held for trading can have a material impact on the timing of unrealized gains and losses recognized in earnings, but not shareholders’ equity.

Allowance for Credit Losses.  We maintain an allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the existing loans receivable on our balance sheet. The amount of the allowance is determined based on an analysis of historical quantitative risk factors that include customer risk scores, delinquency roll rates, principal credit loss rates, bankruptcies, and other customer characteristics.  The risk scores used in determining the allowance measure a customer’s credit risk based on a combination of proprietary and external risk models.  The delinquency roll rate measures the migration of loans receivable through the stages of delinquency. These factors are used to estimate the likelihood that a loan receivable will charge off. In evaluating the adequacy of this quantitative analysis, management also takes into consideration environmental credit risk factors affecting the portfolio’s credit performance, including: the impact of general economic conditions on a customer’s ability to pay, trends in loan portfolio volume, seasoning, geographic concentrations, and the impact of recent modifications to loan review and underwriting procedures on the credit quality of the loans receivable portfolio and makes appropriate adjustments to the allowance. We also validate the adequacy of the allowance by comparing coverage ratios to our actual loss experience and to that of other credit card lenders.

Establishing an allowance for credit losses that is adequate and not excessive requires significant judgment. We forecast multiple scenarios and use alternative methods to establish and test the adequacy of the allowance. The coverage ratios under these varying scenarios and methods create a range of reasonable outcomes from which we record our allowance. The use of estimates is inherent in our assessment of the adequacy of the allowance for credit losses, and significant differences in these estimates could impact the adequacy of the allowance for credit losses.

If different assumptions were made regarding estimated net credit losses, our financial position and results of operations could differ materially. For example, a 10% increase in the projected net credit losses estimated at March 31, 2004 would result in an increase of approximately $56.9 million in the allowance for credit losses and the provision for credit losses.

Interest and Fee Income Recognition.  We recognize only the estimated collectible portion of accrued interest and fees. We use a suppression methodology in which the estimated uncollectible portion of accrued interest and fees on loans are not recognized as interest income, credit product fee income or servicing and securitization income on our income statement and are not included in loans receivable, interest receivable, or due from securitizations on our balance sheet. When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations, to the extent not previously suppressed, are reversed against income.

Consistent with our method of calculating the allowance for credit losses, we use multiple scenarios and alternative methods to establish a range of reasonable levels of estimated uncollectible interest and fees, from which we determine the suppressed amounts when we record estimated collectible interest and fee income. We utilize historical charge-offs, delinquency roll rates, bankruptcy rates, behavioral risk-score models and loans receivable balance composition data to calculate the estimated uncollectible portion of accrued interest and fees. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency.

If different assumptions were made regarding estimated uncollectible interest and fees, our financial position and results of operations could differ materially. For example, a 10% increase in the projected uncollectible interest and fees estimated at March 31, 2004 would result in decreases of approximately $2.8 million to interest income and $18.5 million to non-interest income.

Earnings Summary

The following discussion provides a summary of our earnings for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

Net income was $101.7 million, or $0.35 per diluted share, for the three months ended March 31, 2004, compared to $4.7 million, or $0.02 per diluted share, in the same period of 2003.

For the three months ended March 31, 2004, net revenue (net interest income plus non-interest income) was $511.4 million, compared to $597.9 million for the three months ended March 31, 2003, a decrease of $86.5 million. This decrease is comprised of a $66.4 million decrease in net interest income and a $20.1 million decrease in non-interest income. The decrease in net interest income was primarily driven by a reduction in loans receivable and a decrease in the yield on outstanding loans receivable as we shifted our marketing strategy to generating a larger proportion of higher credit quality loans receivable and to managing our existing portfolio through selective, risk-based pricing. The decrease in non-interest income for the three months ended March 31, 2004 was attributable to a $51.0 million decrease in credit product fee income as a result of lower average loans receivable and our transition to higher-quality credit card account originations and due to the inclusion in first quarter 2003 non-interest income of gains associated with the sale of investment securities and fee income from loan referrals by GetSmart.com. The decrease in non-interest income was partially offset by an increase in servicing and securitization income of $46.2 million. The decrease in loans receivable in the first quarter of 2004 was primarily due to the sale of Providian Bank (“PB”) loans in the third quarter of 2003.

Our provision for credit losses was $88.9 million for the quarter ended March 31, 2004, a decrease of $173.0 million from the first quarter of 2003 provision of $261.8 million. The provision for the three months ended March 31, 2004 reflects a lower reported loans receivable balance, and also reflects a reduction in the loan loss coverage ratio from 13.69% to 9.19% related to the improved delinquency performance of our loans receivable resulting from changes in our portfolio management and collections strategies and processes, higher-quality credit card account originations, and an overall improvement in the U.S. economy.

For the quarter ended March 31, 2004, non-interest expense decreased $62.3 million to $266.0 million, compared to $328.3 million for the quarter ended March 31, 2003. This reduction is primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and lower collection costs resulting from our lower average loans receivable balance and certain new credit risk management operations strategies.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense from deposits and borrowings.

Reported net interest income for the three months ended March 31, 2004 was $113.9 million, compared to $180.4 million for the same period in 2003, a decrease of $66.4 million. The decline in reported interest income year over year reflects our continuing efforts to create a higher-quality loan portfolio and the sale of Providian Bank loans in the third quarter of 2003, which resulted in reductions in loans receivable and decreases in the yield on outstanding loans receivable. The average loans receivable decreased by $1.03 billion from $7.50 billion in the three months ending March 31, 2003 to $6.47 billion in the three months ending March 31, 2004. In addition, the yield on our reported loans receivable decreased to 13.46% for the three months ended March 31, 2004 from 16.55% for the three months ended March 31, 2003, as the mix of our portfolio reflected a growing proportion of higher-quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Partially offsetting the negative impact to our yield from the change in the mix of our loan portfolio was an increase in the level of interest income we estimate will become collectible (i.e., a reduction of the suppressed amounts). For the three months ended March 31, 2004 and 2003, reported interest income was reduced by $17.2 million and $46.8 million as a result of the impact of the suppression methodology.  The interest accrued on loans that we estimate to be uncollectible is not recognized as interest income on our income statement and is not included in loans receivable on our balance sheet. In addition, interest income is reduced by the reversal of accrued interest included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off.

For the three months ended March 31, 2004, interest expense was $133.7 million, compared to $171.8 million for the same period in 2003, a decrease of $38.1 million. Consistent with the decline in our average loan balances and with our banking subsidiary’s Capital Plan, we decreased the level of our deposit funding. The year over year decrease in interest expense reflects the lower average deposits and lower interest rates paid.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2004 and 2003.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended March 31,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Loans receivable	$6,473,312	$217,900	13.46%	$7,500,339	$310,340	16.55%
Interest-earning cash and cash equivalents	424,793	1,002	0.94%	212,151	563	1.06%
Federal funds sold	2,444,877	6,279	1.03%	3,219,077	9,826	1.22%
Investment securities	1,836,398	10,086	2.20%	1,839,188	14,827	3.22%
Other	647,263	12,391	7.66%	833,216	16,643	7.99%
Total interest-earning assets	11,826,643	$247,658	8.38%	13,603,971	$352,199	10.36%

Allowance for credit losses	(645,519)			(1,104,594)
Other assets	2,599,464			4,018,847

Total assets	$13,780,588			$16,518,224

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$9,473,650	$114,896	4.85%	$12,531,225	$161,222	5.15%
Borrowings	1,243,237	18,816	6.05%	942,036	10,623	4.51%
Total interest-bearing liabilities	10,716,887	$133,712	4.99%	13,473,261	$171,845	5.10%

Other liabilities	711,490			852,962
Total liabilities	11,428,377			14,326,223

Capital securities	—			104,332

Shareholders’ equity	2,352,211			2,087,669

Total liabilities and shareholders’ equity	$13,780,588			$16,518,224

Net Interest Income and Spread		$113,946	3.39%		$180,354	5.26%

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

Rate-Volume Variance Analysis

	Three months ended March 31,
	2004 vs. 2003
		Change due to (1)
(dollars in thousands)	Increase (Decrease)	Volume	Rate

Interest Income
Loans receivable	$(92,440)	$(39,111)	$(53,329)
Federal funds sold	(3,547)	(2,153)	(1,394)
Investments and other securities	(8,554)	(3,101)	(5,453)
Total interest income	(104,541)	(44,365)	(60,176)

Interest Expense
Interest-bearing deposits	(46,326)	(37,398)	(8,928)
Borrowings	8,193	3,962	4,231
Total interest expense	(38,133)	(33,436)	(4,697)

Net Interest Income	$(66,408)	$(10,929)	$(55,479)

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

We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends, and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We segregate loans into general risk classifications for each product type. We combine quantitative factors (including customer risk scores, historical delinquency roll rates, historical credit loss rates, and other customer characteristics) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses.

The environmental credit risk factors are consistent with applicable bank regulatory guidelines and reflect our assessment of general macroeconomic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and recent modifications to loan review and underwriting procedures, among other factors. We compare allowances established in prior periods with subsequent actual credit losses and perform a peer group comparative analysis of lagged loss rates to coverage ratios. We derive our coverage ratios by dividing the allowance for credit losses by the reported loans outstanding at period end.

Allowance for Credit Losses

	Three months ended March 31,
(dollars in thousands)	2004	2003
Balance at beginning of period	$625,886	$1,012,461
Provision for credit losses	88,852	261,815
Credit losses	(188,818)	(341,338)
Recoveries	42,890	45,264
Balance at end of period	$568,810	$978,202

Reported loans receivable at period end(1)	$6,191,078	$7,145,816

Coverage ratios at period end	9.19%	13.69%

(1)          The three months ended March 31, 2004 and 2003 loans receivable exclude market value adjustments of $(0.1) million and $0.8 million under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

The decrease in both the dollar amount of the allowance for credit losses and the coverage ratio (the allowance for credit losses as a percentage of reported loans receivable) as of March 31, 2004 compared to March 31, 2003 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations, improvements in the U.S. economy, and changes in our portfolio management and collections strategies and processes. As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may further adjust the coverage ratio, which would impact our provision for credit losses.

Non-Interest Income

Servicing and Securitization Income.  Servicing and securitization income relates primarily to securitized loans. It includes servicing fees, primarily relating to loans receivable transferred in our securitizations, excess servicing income, gains or losses related to the securitization of our loans receivable, and changes in the fair value of our retained interests (see “—Securitizations of Loans Receivable”).

As of March 31, 2004 and 2003, the total principal amount of securitized loans outstanding was $10.20 billion and $10.98 billion. For the three months ended March 31, 2004, servicing and securitization income was $236.7 million, an increase of $46.2 million from $190.6 million in the first quarter of 2003. Servicing and securitization income for the three months ended March 31, 2004 includes a $57.2 million benefit from an increase in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to favorable changes in market discount rates. The improvement in the discount rates used to determine the fair value of these assets is primarily due to factors not within the control of the Company, such as the improving U.S. economy, and due to continuing credit spread tightening in the asset-backed securities market. Additionally, servicing and securitization income increased for the first quarter of 2004 as compared to the same period of 2003 due to higher levels of interest-only strips receivable recognized due to increases in forecasted excess servicing. The first quarter of 2003 servicing and securitization income was reduced by significant levels of discount recognition associated with the funding of spread accounts as compared to the same period in 2004, when no further spread account funding was required. Partially offsetting the positive income fluctuations described above, the servicing and securitization income in the first quarter of 2004 included lower discount accretion related to decreased average retained subordinated securityholders’ interests and spread account balances as compared to the same period in 2003.

We do not recognize income associated with the interest and fees on securitized loans that we estimate to be uncollectible as servicing and securitization income on the income statement nor as due from securitizations on the balance sheet.

For the three months ended March 31, 2004 and 2003, the amount of servicing and securitization income not recognized as a result of the impact of the suppression methodology was $108.5 million and $141.2 million.

Credit Product Fee Income.  Credit product fee income includes performance fees (late, overlimit, and returned check charges), annual membership fees, and cash advance fees, which are charged in accordance with the terms of the customer’s account agreement. Annual membership revenue is recognized ratably over the customer privilege period (currently one year). Performance fees and cash advance fees are recognized when earned. Credit product fee income also includes revenue from products billed annually, which is recognized ratably over the customer privilege period, revenue from products billed monthly, which is recognized in the month it is billed, and revenue from interchange fees received from bankcard associations, which are based on the purchase activity of our credit card customers.

For the three months ended March 31, 2004, credit product fee income was $149.1 million, a decrease from $200.2 million for the three months ended March 31, 2003. This decrease reflects lower average loans receivable, which resulted in lower late, overlimit, and interchange fees and lower cardholder service product and annual membership fee revenue. The decrease in credit product fee income also reflects lower late and overlimit fee income associated with our transition to higher-quality credit card account originations and lower overall delinquency levels.

In accordance with GAAP, we capitalize direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. Effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction of credit product fee income. Previously, amortized loan origination costs were reported as non-interest expense—solicitation and advertising. This reclassification of expenses did not materially impact our income statement.

We do not recognize fees on loans that we estimate to be uncollectible as credit product fee income on our income statement or as loans receivable on our balance sheet. For the three months ended March 31, 2004 and 2003, the amount of credit product fee income not recognized as a result of the impact of the suppression methodology was $27.6 million and $59.0 million. The decrease in the suppression and reversal amount for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is consistent with the decrease in credit product fee income as discussed above.

Other.  Non-interest income—other was $11.5 million and $26.8 million for the three months ended March 31, 2004 and 2003. This decrease is a result of decreases in realized net gains on investment securities, offset by installment payments received from the sale of a limited partnership investment and income related to limited partnership investments accounted for under the equity method. Additionally, non-interest income—other decreased in the first quarter of 2004 as compared to the same period in 2003 due to the inclusion in 2003 of income from operations that were subsequently sold.

Non-Interest Expense

Non-interest expense includes salary and employee benefits costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three months ended March 31, 2004, December 31, 2003, and March 31, 2003. Overall, the decrease in non-interest expense reflects our efforts to align our operations with the reduction in our loans receivable portfolio.

Summary of Non-Interest Expense

	Three months ended
(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Salaries and employee benefits	$81,480	$76,815	$96,975
Solicitation and advertising	52,571	36,224	65,378
Occupancy, furniture, and equipment	26,213	30,260	28,683
Data processing and communication	27,048	29,483	30,670
Other	78,694	88,749	106,602
Total non-interest expense	$266,006	$261,531	$328,308

Salary and employee benefits costs include staffing costs associated with marketing, customer service, collections, and administration. In the second half of 2003, as part of our strategy of enhancing operational efficiency, we entered into agreements to outsource certain information technology functions. These include agreements with Accenture, which provides the Company with technology application development and maintenance services, and Computer Sciences Corporation, which provides desktop, help desk, server, security administration, e-mail, and network infrastructure services. We expect these outsourcing arrangements to reduce salaries and employee benefits expense with a partial offsetting increase in other non-interest expense items during the remainder of 2004. While salary expense continues to decline consistent with our workforce reductions, total salaries and employee benefits in the first quarter of 2004 include higher payroll taxes and benefits accruals compared to these costs in the fourth quarter of 2003.

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts, and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. First quarter 2004 solicitation and advertising expense increased over fourth quarter 2003 levels reflecting an increase in our marketing and account solicitations activity.

As discussed in "—Non-Interest Income—Credit Product Fee Income", effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction of non-interest income—credit product fee income. Prior to January 1, 2004, these costs were reported as non-interest expense—solicitation and advertising. This reclassification of expenses did not materially impact our income statement.

In connection with workforce reductions and the closure of certain facilities, we record charges related to employee severance, premises, equipment, and furniture lease expenses, fixed asset write-downs, and disposition costs. At March 31, 2004, we had $9.9 million accrued for remaining costs expected to be paid, primarily for premises, equipment, and furniture lease costs associated with property no longer in use. This amount included $2.4 million for costs associated with the closure of our facilities in Louisville, Kentucky in January 2004. In connection with the closure of our Louisville facilities, we also recognized $3.4 million of severance and fixed asset write-down expense during the three months ended March 31, 2004. We closed our Louisville facilities to consolidate our collections functions and further enhance our operational efficiency.

Non-interest expense—other includes operational expenses such as collections costs, fraud losses, and bankcard association assessments. For the three months ended March 31, 2004 and 2003, collections costs were $21.7 million and $54.7 million. The decrease in collections costs for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily a result of our lower average loans receivable balances and lower delinquencies due to certain credit risk management operations strategies we implemented.

Income Taxes

We recognized income tax expense of $54.8 million and $3.1 million for the three months ended March 31, 2004 and 2003. Our effective income tax rates for the three months ended March 31, 2004 and 2003 were 35.0% and 39.5%. The decrease in the rate is due to tax credits that we expect to utilize during 2004 as a result of current taxable income.  The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant.  We were not able to utilize these credits in 2002 and 2003.

Securitizations of Loans Receivable

We account for our securitization transactions under SFAS No. 140. Our securitizations involve the transfer of a pool of loans receivable to a securitization trust. The trust or other special-purpose entity through which asset-backed securities are issued meets the criteria for a qualifying special-purpose entity that is not consolidated in our financial statements.

The securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ interests and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of senior and subordinated investor interests. The senior securityholders’ interests are sold to third party investors, supported with various forms of credit enhancement. When a securitization transaction is entered into, we receive cash proceeds from the sale of securities to third parties, remove the securitized loans and related allowance for credit losses from our balance sheet, and record the retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. See “—Overview of Critical Accounting Policies.”

During the three months ended March 31, 2004 and 2003, we securitized $914.6 million and $1.09 billion of loans receivable, offset by reductions in securitized loans of $1.05 billion and $2.44 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. We recognized net losses of $14.1 million and $16.2 million in the three months ended March 31, 2004 and 2003 from the initial sale of investor interests to third party investors, the recognition of a gain from the interest-only strip receivable and the loss from the discounts recognized on other retained interests. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

The total amounts of our securitized loans as of March 31, 2004 and December 31, 2003 were $10.20 billion and $10.33 billion. The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the loans receivable transferred in our securitizations and reported in due from securitizations at March 31, 2004 and December 31, 2003.

Due from Securitizations

(dollars in thousands)	March 31, 2004	December 31, 2003
Retained subordinated securityholders’ interests	$1,222,432	$1,176,316
Interest-only strips receivable	261,054	228,856
Spread accounts	359,317	403,802
Accrued interest receivable	369,709	397,951
Other(1)	189,690	171,038
Total due from securitizations	$2,402,202	$2,377,963

(1)          Amounts consist primarily of funds deposited in the trust collection account and not yet distributed.

Non-GAAP Managed Financial Information

Loans that have been securitized and sold to third party investors are not considered to be our assets under GAAP and therefore are not shown on our balance sheet. However, the interests we retain in the securitized loan pools create financial exposure to the current and expected cash flows of the securitized loans (see “—Securitizations of Loans Receivable”). The performance of these loans can affect the recorded values of our retained interests included in due from securitizations and servicing and securitization income. We also continue to service these loans.

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

When making disclosures regarding our expected future performance, including those contained in this report, we disclose certain projected financial measures relating to expected performance on a managed basis. We develop such projections on a managed basis using managed financial information and do not in the normal course derive comparable GAAP projections. Developing such comparable GAAP projections would be unreasonably burdensome and in the opinion of management such comparable GAAP projections would not provide to the users of the financial information a significant benefit in understanding our expected future performance.

Reconciliation of Selected Reported Earnings
to Selected Managed Earnings

	Three months ended March 31,
(dollars in thousands)	2004	2003

Adjusted Margin:
Reported
Interest income from loans	$217,900	$310,340
Allocated interest expense	(73,181)	(94,738)
Credit product fee income	149,144	200,193
Net credit losses	(145,928)	(296,074)
Adjusted margin	147,935	119,721

Securitization Adjustments
Interest income from loans	$505,055	$585,996
Allocated interest expense	(59,862)	(71,442)
Credit product fee income	127,509	159,878
Net credit losses	(433,644)	(538,468)

Managed
Interest income from loans	$722,955	$896,336
Allocated interest expense	(133,043)	(166,180)
Credit product fee income	276,653	360,071
Net credit losses	(579,572)	(834,542)
Adjusted Margin	$286,993	$255,685

Net Interest Income:
Reported
Interest income from loans	$217,900	$310,340
Interest income from investments	29,758	41,859
Interest expense	(133,712)	(171,845)
Net interest income	113,946	180,354

Securitization Adjustments
Interest income from loans	$505,055	$585,996
Interest income from investments	(11,062)	(13,010)
Interest expense	(41,969)	(47,853)

Managed
Interest income from loans	$722,955	$896,336
Interest income from investments	18,696	28,849
Interest expense	(175,681)	(219,698)
Net interest income	$565,970	$705,487

Reconciliation of Selected Reported Financial Data
to Selected Managed Financial Data

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Selected Financial Data:
Reported
Period End:
Delinquent loans	$325,241	$417,131	$625,731
Loans receivable(1)	6,191,078	6,281,403	7,145,817
Total assets	13,486,872	14,275,347	16,606,652

Three-Month Average:
Loans receivable(1)	$6,473,312	$5,934,473	$7,500,339
Earning assets	11,826,643	12,368,033	13,603,971
Total assets	13,780,588	14,815,957	16,518,224

Securitization Adjustments
Period End:
Delinquent loans	$902,075	$1,156,096	$1,278,505
Loans receivable	10,485,261	10,653,351	11,323,170
Total assets	8,780,517	8,923,017	8,924,990

Three-Month Average:
Loans receivable	$10,231,416	$10,732,942	$11,452,028
Earning assets	10,231,416	10,732,942	11,452,028
Total assets	8,648,072	8,529,245	8,976,119

Managed
Period End:
Delinquent loans	$1,227,316	$1,573,227	$1,904,236
Loans receivable(1)	16,676,339	16,934,754	18,468,987
Total assets	22,267,389	23,198,364	25,531,642

Three-Month Average:
Loans receivable(1)	$16,704,728	$16,667,415	$18,952,367
Earning assets	22,058,059	23,100,975	25,055,999
Total assets	22,428,660	23,345,202	25,494,343

(1)          Balances exclude market value adjustments related to the fair value of designated financial instruments.

Loan Performance Measures.  We present key loan performance measures on a reported and a managed basis. Reported loans do not necessarily have the same income or credit characteristics as securitized loans and can perform differently over time. Although managed loan performance measures include both reported and securitized loans, the securitized loans will have a more significant impact on the managed loan performance numbers because our securitized receivables balance is substantially larger than our reported receivables balance. In addition, when loans are securitized, there is a potentially significant impact on reported loan performance as loans are removed from loans receivable on our balance sheet or reclassified to loans held for securitization or sale, while there is generally no significant impact on managed loan performance.

Loan Performance Statistics

	Three months ended March 31,
	2004	2003

Reported
Net interest margin on average loans(1)	8.94%	11.50%
Net interest margin on average earning assets	3.85%	5.30%
Adjusted margin on average loans(2)	9.14%	6.38%
Return on average assets	2.95%	0.11%

Managed
Net interest margin on average loans(3)	14.12%	15.41%
Net interest margin on average earning assets	10.26%	11.26%
Adjusted margin on average loans(4)	6.86%	5.40%
Return on average assets	1.81%	0.07%

(1)          Represents interest income, less interest expense, expressed as a percentage of reported average loans receivable. Interest expense is allocated to reported average loans receivable based on the ratio of reported average loans receivable to reported average earning assets.

(2)          Represents interest income, less interest expense and net credit losses, plus credit product fee income on reported average loans receivable, expressed as a percentage of reported average loans receivable. Interest expense is allocated to reported average loans receivable based on the ratio of reported average loans receivable to reported average earning assets.

(3)          Represents interest income, less interest expense, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

(4)          Represents interest income, less interest expense and net credit losses, plus credit product fee income on managed average loans receivable, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

Net Interest Margin.  Our reported net interest margin on average loans decreased to 8.94% for the first quarter of 2004, from 11.50% for the same period in 2003. Managed net interest margin on average loans decreased to 14.12% for the first quarter of 2004, from 15.41% for the same period in 2003. The yield on our reported loans receivable decreased to 13.46% for the first quarter of 2004, from 16.55% for the same period in 2003. The yield on managed loans receivable decreased to 17.31% for the first quarter of 2004, from 18.92% for the same period in 2003. The lower yields in the three months ended March 31, 2004 are primarily a result of the implementation of our strategy to generate a higher-quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower interest rates.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold and securities purchased under resale agreements, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our balance sheet. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets declined from 5.30% for the quarter ended March 31, 2003 to 3.85% for the quarter ended March 31, 2004. The managed net interest margin on average earning assets declined from 11.26% for the quarter ended March 31, 2003 to 10.26% for the quarter ended March 31, 2004. In addition to the impact from the lower yields earned on our earning assets, these decreases also reflect lower average reported and managed earning assets.

Adjusted Margin.  One of the ways we measure loan portfolio profitability is by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. Adjusted margin consists of interest income plus non-interest income—credit product fee income less interest expense allocated to loans and net credit losses. Adjusted margin excludes non-interest income—servicing and securitization and non-interest income—other. Adjusted margin provides an ongoing measure of loan portfolio profitability by excluding fluctuations from changing retained interest fair values and non-recurring gains or losses included in non-interest income—other. Adjusted margin is expressed in dollars or as a percentage of average loans receivable.

Reported adjusted margins for the quarter ended March 31, 2004 were $147.9 million and 9.14%, compared to $119.7 million and 6.38% for the quarter ended March 31, 2003. The adjusted margin for the three months ended March 31, 2004 increased due primarily to lower net credit losses, partially offset by lower yields and reduced fee income on reported loans outstanding.

Managed adjusted margins for the quarter ended March 31, 2004 were $287.0 million and 6.86%, compared to $255.7 million and 5.40% for the quarter ended March 31, 2003. The increases in the managed adjusted margins are primarily due to a decrease in net credit losses, partially offset by lower average managed loans and lower yields and lower fee income associated with our transition to higher-quality accounts.

Asset Quality

Our delinquencies and net credit losses reflect, among other factors, the credit quality of our loans receivable, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection and recovery efforts, including sales of charged-off assets, and general economic conditions. Initially, credit quality is primarily determined by the characteristics of the targeted market segment and the underwriting criteria utilized in the credit approval process. As an account ages, account management efforts, seasoning, and demographic and economic conditions will affect overall credit quality.

We measure the credit performance of our portfolio of loans receivable through two key rates, the 30+ day delinquency rate and the net credit loss rate. The 30+ day delinquency rate on reported loans was 5.25% as of March 31, 2004, compared to 6.64% as of December 31, 2003 and 8.76% as of March 31, 2003. The 30+ day delinquency rate on managed loans was 7.36% as of March 31, 2004, compared to 9.29% as of December 31, 2003 and 10.31% as of March 31, 2003. The reported net credit loss rate was 9.02% for the quarter ended March 31, 2004, compared to 15.79% for the quarter ended March 31, 2003. The managed net credit loss rate was 13.88% for the quarter ended March 31, 2004, compared to 17.61% for the quarter ended March 31, 2003.

The improved performance over the past year in both our reported and managed 30+ day delinquency rates and our reported and managed net credit loss rates reflect the impact of higher-quality credit card account originations, revised credit line and pricing strategies for existing customers, new collections and credit policies and practices, and improving conditions in the U.S. economy. In addition, the reported net credit loss rate for the quarter ended March 31, 2004, includes the favorable impact on such rate of the allocation of net credit losses to the Providian Gateway Master Trust Series 2004-A as if the series was outstanding beginning on March 1, 2004 rather than based on the March 31, 2004 series issuance date.

Improving the Quality of Our Loan Portfolio. Until the fourth quarter of 2001, we focused on three market segments: the standard market segment (higher-risk and generally underserved customers who might not ordinarily qualify for credit cards, including customers with past credit problems or limited credit history); the middle market segment (customers whose credit is typically superior to the standard market segment but inferior to platinum and prime market segment customers); and the platinum market segment (customers with generally good credit history).

Subsequently, we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of generating a higher-quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. As part of this shift in our strategy, we discontinued all new account marketing to the standard segment. In mid-2002, we introduced a balanced strategy of originating new loans across the broad middle to prime market segments and, more recently, refined our strategy to focus on the parts of the middle and prime segments that we expect to be most profitable. Under our new marketing programs, we target higher credit quality prospects from these more attractive segments of the market. We expect to generate higher credit quality loans through our proprietary marketing program, which emphasizes the portion of the market we refer to as mainstream America, and through our new partnership marketing program, which uses highly targeted marketing criteria to market our credit card products to creditworthy individuals associated with various groups.

Consistent with the changes in our strategy for new account acquisitions, we altered our portfolio management strategy for existing customers. We selectively repriced loans and reduced credit lines for accounts that exhibited increased risk levels. To strengthen and extend our relationships with our best customers, we improved our process to selectively provide product upgrades, improve pricing, and increase credit lines when appropriate. In addition, on August 1, 2003 we sold $859.6 million in credit card balances owned by PB. Since the majority of PB’s loan portfolio consisted of higher-risk accounts, this transaction had the effect of improving the credit quality mix of the assets remaining.

Credit and Collections Strategies and Policies. We employ a delinquency lifecycle strategy for the management of delinquent accounts. We initiated this strategy in the fourth quarter of 2002, and apply it in combination with certain event-driven actions, consumer counseling, and consumer debt management education. Under the delinquency lifecycle approach, we prioritize collections to focus on delinquency status, with attention to customer events within each stage of delinquency. We believe that this facilitates management and collector accountability for, and ownership of, collection results.

We have also initiated a number of risk management and credit and collections policies and practices changes consistent with regulatory guidance and industry practice, and made changes within those parameters where necessary or appropriate. These changes have had an impact on the age classification of delinquent account balances, the timing of principal charge-offs, and our procedures for investigating fraud losses, as discussed in our 2003 Annual Report. Our continued review of risk management and credit and collections operations could lead to further modifications in the future.

In the first quarter of 2003, we modified our loan re-aging practice for reclassifying a delinquent account to current status based upon qualifying payments.  As modified, accounts are eligible for a re-age not more than once in a twelve-month period and not more than twice within any 60-month period.  In March 2004, we re-aged certain accounts of customers who had opened their accounts prior to February 16, 1999, but whose re-aging history had not been tracked prior to February 16, 1999. We estimate that this re-aging resulted in a 16 basis point reduction to the reported 30+ day delinquency rate at March 31, 2004. The impact to the reported net credit loss rate was not significant.

Delinquencies.  An account is contractually delinquent if the minimum payment is not received by the next due date. Accountholders may cure account delinquencies by making a partial payment that qualifies under our re-aging practices and applicable regulatory requirements. The delinquency rate is derived by dividing loans receivable that are 30 days or more past due at period end by loans receivable at period end.

Reported 30+ day delinquency rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balances of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans receivable in the securitization trust declines, will generally also increase our reported 30+ day delinquency rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the trust loans receivable currently have higher delinquency rates than our reported loans receivable. As a result, short-term fluctuations in the reported 30+ day delinquency rate are not necessarily a reliable indicator of trends in our asset quality.

Delinquent Loans

	March 31, 2004		December 31, 2003
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1)	$6,191,078	100.00%	$6,281,403	100.00%
Loans delinquent
30-59 days	$91,581	1.48%	$128,467	2.05%
60-89 days	73,418	1.18%	94,916	1.51%
90 or more days	160,242	2.59%	193,748	3.08%
Total loans delinquent	$325,241	5.25%	$417,131	6.64%

Securitized
Loans outstanding(2)	$10,485,261		$10,653,351
Loans delinquent
30-59 days	$243,862		$346,630
60-89 days	206,633		269,107
90 or more days	451,580		540,359
Total loans delinquent	$902,075		$1,156,096

Managed
Loans outstanding(1)	$16,676,339	100.00%	$16,934,754	100.00%
Loans delinquent
30-59 days	$335,443	2.01%	$475,097	2.81%
60-89 days	280,051	1.68%	364,023	2.15%
90 or more days	611,822	3.67%	734,107	4.33%
Total loans delinquent	$1,227,316	7.36%	$1,573,227	9.29%

(1)          Balances exclude market value adjustments related to the fair value of designated financial instruments of $(0.1) million for the first quarter 2004 and $(0.4) million for the fourth quarter 2003.

(2)          Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on the Company’s balance sheet.

Net Credit Losses. We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Overview of Critical Accounting Policies.” After a loan is charged off, we continue collection activity to the extent legally permissible. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period principal recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on the principal portion of previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge-off trends, market conditions, and credit loss performance targets for the period. The proceeds recognized from these sales of charged-off receivables on a reported basis were $26.8 million for the three months ended March 31, 2004, as compared to $21.3 million for the three months ended March 31, 2003. The proceeds recognized from such sales on a managed basis were $68.3 million for the three months ended March 31, 2004, as compared to $48.1 million for the three months ended March 31, 2003. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 90 days.

Credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period.

While net credit losses exclude all accrued interest and fees associated with charged-off loans, loans receivable balances include accrued interest and fee balances estimated to be collectible. Managed net credit losses include reported net credit losses plus the principal amount of securitized loans charged-off less principal recoveries (including proceeds from the sale of charged-off receivables) related to securitized loans.

Reported net credit loss rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balances of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans receivable in the securitization trust declines, will generally also increase our reported net credit loss rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the trust loans receivable have currently higher net credit loss rates than our reported loans receivable. As a result, short-term fluctuations in the reported net credit loss rate are not necessarily a reliable indicator of trends in our asset quality.

Net Credit Losses

	Three months ended March 31,
(dollars in thousands)	2004	2003

Reported
Average loans outstanding(1)	$6,473,312	$7,500,339
Net credit losses	$145,928	$296,074
Net credit losses as a percentage of average loans outstanding	9.02%	15.79%

Securitized
Average loans outstanding(2)	$10,231,416	$11,452,028
Net credit losses	$433,644	$538,468

Managed
Average loans outstanding(1)	$16,704,728	$18,952,367
Net credit losses	$579,572	$834,542
Net credit losses as a percentage of average loans outstanding	13.88%	17.61%

(1)          The March 31, 2004 and 2003 balances exclude SFAS No. 133 market value adjustments of $(0.3) million and $6.2 million.

(2)          Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller's interest subordinated component, or AIR, which is reported in due from securitizations on the Company's balance sheet.

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Our receivables accrue interest at rates that are either fixed or float at a spread above the prime rate. At March 31, 2004, 71% of our reported loans receivable and 70% of our managed loans receivable had interest rates that were floating. While our fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

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

The following table illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at March 31, 2004, using our interest rate risk model and taking into consideration our current hedging activity as of March 31, 2004.

Estimated Effects of Interest Rate Changes

Change in Interest Rates	Percentage Change in Managed Net Interest Income(1)
+ 200 basis points	4.2%
– 200 basis points	(0.5)%

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

Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of March 31, 2004, we modeled the repricing maturity of our fixed rate credit card loans based on an average maturity of 15 months. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

We generally seek to mitigate risks to earnings and capital arising from movements in interest rates. The main tools we use to manage our interest rate sensitivity are investment decisions, pricing decisions on our loans receivable, and when necessary derivatives, including interest rate swap and cap agreements. We do not trade our derivative positions or use derivatives to speculate on interest rate movements, and we believe our use of such instruments is prudent and consistent with industry standards.

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended March 31,
(dollars in thousands)	2004	2003
Interest Rate Swap Agreements
Beginning balance	$288,200	$918,200
Maturities	—	100,000
Ending balance	$288,200	$818,200

Interest Rate Cap Agreements
Beginning balance	$—	$3,000
Maturities	—	3,000
Ending balance	$—	$—

Notional amounts of interest rate swaps outstanding on March 31, 2004 decreased from March 31, 2003, primarily as the need for hedging declined in conjunction with a decrease in our fixed rate loans. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels. As required by SFAS No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the value of the item being hedged.

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

In 2002 we completed the sale of our operations in the United Kingdom and Argentina. At March 31, 2004, our foreign currency exposure had been reduced to small cash balances in British pounds sterling.

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

The following table reflects our debt ratings and those of PNB as of March 31, 2004. Although previously downgraded, in September 2003, FitchRatings upgraded the ratings for senior unsecured debt of Providian Financial Corporation from B to B+ and for senior unsecured debt of Providian National Bank from B+ to BB–. In addition, FitchRatings revised our ratings outlook from stable to positive. However, we do not expect any material change in our access to funding or in our funding costs as a result of the FitchRatings upgrades.

Current Long-Term Senior Debt Ratings

	Standard & Poor’s(1)	Moody’s Investors Service(1)	FitchRatings(2)
Providian Financial Corporation	B	B2	B+
Providian National Bank	BB–	Ba3	BB–

(1)          Stable outlook.

(2)          Positive outlook.

During the first quarter of 2004, consistent with our Capital Plan, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) decreased by approximately $672.7 million from $5.64 billion at December 31, 2003 to $4.97 billion at March 31, 2004. We expect our liquidity position to continue to decrease over the remainder of 2004 due to the funding of growth in our loans receivable. Our liquidity position at March 31, 2004 was approximately 37% of our reported assets and 22% of our managed assets.

In addition, under the capital assurances and liquidity maintenance agreement we entered into with PNB, we agreed to provide capital and liquidity support to it. Our agreement with PNB to provide capital and liquidity support exempts certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the 9.525% junior subordinated deferrable interest debentures due February 1, 2027. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreement. See “Regulatory Matters” in our 2003 Annual Report for a description of the capital assurances and liquidity maintenance agreement.

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at March 31, 2004 was 127%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from PNB. However, PNB has agreed not to pay any dividends to us during the term of its regulatory agreement without first obtaining regulatory consent. It does not currently have any plans to seek such consent. In addition, if we are required to provide additional capital and liquidity support to PNB, our ability to service our debt obligations would be further limited.

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

For the remainder of the year (April 1, 2004 through December 31, 2004), we have funding requirements for maturing deposits of $2.36 billion, maturing securitizations of $2.33 billion, and no maturing short-term or long-term debt. Of the $2.33 billion of maturing securitizations, $1.43 billion represents the investor interests held by third parties of a variable funding series which is scheduled to begin amortizing in November 2004. We expect to extend the revolving period of this series for a period of approximately 12 months. If not renewed, this series will begin to amortize during the fourth quarter of 2004. We anticipate that we will meet these funding requirements, along with any incremental asset growth in 2004, by extending the revolving period on our variable funding series, issuing new securitization series, utilizing our liquidity position, and accepting new deposits. We may also generate additional funding by issuing common stock, including through a dividend reinvestment and direct stock purchase plan, or by issuing new debt securities. Although we have been successful in meeting our funding needs, future events or changes affecting us or the markets in which we obtain our funding could adversely affect our ability to fund our business.

Deposits.  Deposits decreased to $8.96 billion as of March 31, 2004 from $10.10 billion as of December 31, 2003. At March 31, 2004, PNB’s deposits were covered by cash, liquid investments, and a risk-adjusted amount of on-balance sheet loans, as contemplated by its Capital Plan. We expect PNB to continue to maintain assets of sufficient quality on its balance sheet to fully cover its deposits. However, there can be no assurance that it will be successful in doing so.

The following table summarizes the contractual remaining maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	March 31, 2004			December 31, 2003
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$365,288	$477,398	$842,686	$453,512	$631,682	$1,085,194
Over three months through one year(1)	1,120,755	1,401,441	2,522,196	1,052,329	1,350,211	2,402,540
Over one year through five years(2)	1,465,878	2,855,715	4,321,593	1,837,037	3,386,580	5,223,617
Over five years	1,586	706,942	708,528	322	708,152	708,474
Deposits without contractual maturity	568,493	—	568,493	681,232	—	681,232
Total deposits	$3,522,000	$5,441,496	$8,963,496	$4,024,432	$6,076,625	$10,101,057

(1)          Maturities of deposits over three months through one year by quarter are as follows: third quarter 2004: $814.0 million; fourth quarter 2004: $705.7 million; first quarter 2005: $1.00 billion.

(2)          Maturities of deposits over one year through two years, $1.48 billion.

A bank that is below the well-capitalized levels as reported on its Call Reports is subject to ceilings on rates paid for deposits and restrictions on accepting brokered deposits. A bank that is adequately capitalized is restricted from accepting brokered deposits without a waiver from the FDIC and may not pay a rate on its brokered deposits that is more than 75 basis points higher than the prevailing rate in its market. As of March 31, 2004, capital ratios for PNB were above the well-capitalized levels on a Call Report basis. PNB has exceeded the well-capitalized level since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB and will not apply to it so long as it remains well capitalized on a Call Report basis.

Securitizations.  Securitization of our loans receivable provides an important source of funding that is cost effective and beneficial in achieving the required levels of capital established by our regulators. We seek a range of maturity terms in our securitizations.

Among our outstanding securitizations, we have a variable funding series that we expect to renew annually. Securitization funding under the variable funding series represents investor interests held by third parties, which totaled $1.43 billion as of March 31, 2004 and $1.83 billion as of December 31, 2003. During November 2003, we extended the revolving period of the variable funding series for a period of approximately 12 months, and thus extended the beginning of the scheduled amortization period for such series to November 2004. If the variable funding series is not renewed or extended in November 2004 it will begin to amortize and we would expect the amortization of investor interests held by third parties to continue for a period of approximately two months, based on current assumptions and estimates.

Our term securitizations have expected final payment dates of more than one year. In March 2004, PNB completed the sale of $750.0 million of three-year floating rate owner trust notes, backed by a series certificate issued by the Providian Gateway Master Trust. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of March 31, 2004.

Amortization of Term Securitizations

Year	Amount Amortizing (dollars in thousands)
2004	$900,000
2005	3,038,399
2006	1,932,149
2007	1,116,133
2008	361,336

The amount funded in our spread accounts will change from time to time, depending on securitization outstandings and spread account funding triggers. These triggers are based, in part, on PNB’s credit rating and the performance of the securitized loans. At March 31, 2004, the funds on deposit in spread accounts totaled $397.7 million, of which $303.0 million was required to be funded due to downgrades in our credit rating in 2001 and 2002, $55.0 million was required to be prefunded in a spread account associated with the variable funding series, and $39.6 million was required to be funded based on levels determined by the performance of our securitized loans. The spread account funding requirements due to our credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. As the performance of the loans transferred to our securitization trust improves or deteriorates, spread account funding levels based on the performance of the securitized loans will decrease or increase.

Unsecured Funding Facilities.  The following table summarizes the amounts outstanding under our unsecured funding facilities as of March 31, 2004.

Summary of Unsecured Funding Facilities

	March 31, 2004
(dollars in thousands)	Effective/ Issue Date	Facility Amount(1)	Principal Outstanding(2)	Maturity
Providian Financial shelf registration(3)	6/98	$632,445	$1,354,714	Various
Junior subordinated deferrable interest debentures(4)	2/97	—	109,281	2/27

(1)          Funding availability and/or funding costs are subject to market conditions and contractual provisions.

(2)          Amounts presented do not include related discount and/or issuance costs.

(3)          Outstanding securities issued under the shelf registration consist of four issuances of convertible senior notes with earliest possible required principal payment dates beginning in August 2005, February 2006, May 2008, and March 2011. In addition, we may be required to redeem these notes prior to their maturity following a change of control or a fundamental change, as defined in the related indenture supplements. See Note 9 to our Consolidated Financial Statements for further discussion.

(4)          In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), amounts previously reported as capital securities are no longer included in our consolidated financial statements. We now report junior subordinated deferrable interest debentures in long-term borrowings. See Note 9 to our Consolidated Financial Statements for further discussion.

On March 15, 2004, we issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of our common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock), if specified conditions are met. The proceeds from this issuance are available for general corporate purposes, including the repurchase of outstanding debt obligations, capital contributions or extensions of credit to our banking subsidiary, investments in retained interests in the securitizations of our banking subsidiary, and other purposes consistent with PNB’s Capital Plan. After March 15, 2011, we will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control of the ownership of our common stock, as defined in the related indenture supplement, occurs on or before March 15, 2011, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. We have the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require us to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014. These notes also represent an additional contractual obligation for us as of March 31, 2004. See “Funding and Liquidity—Contractual Obligations” in our 2003 Annual Report for a discussion of our contractual obligations as of December 31, 2003. See Note 9 to our Consolidated Financial Statements for further discussion of the notes.

Our Board of Directors has suspended the payment of quarterly cash dividends on our common stock. The principal source of funds for the payment of dividends on our common stock is dividends received from PNB. However, PNB has agreed not to pay any dividends to us during the term of its regulatory agreement without first obtaining prior regulatory consent. See “Regulatory Matters” in our 2003 Annual Report. PNB does not currently have any plans to seek such consent.

Investments.  We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities were $2.76 billion as of March 31, 2004 and $1.86 billion as of December 31, 2003. Federal funds sold and securities purchased under resale agreements decreased to $1.44 billion as of March 31, 2004 from $3.24 billion as of December 31, 2003.

Off-Balance Sheet Arrangements

Financial Commitments. Significant commitments at March 31, 2004 consisted of commitments to extend credit card loans, which represent the total unused portions of the lines of credit available to customers. These amounts do not necessarily represent future cash requirements as we do not anticipate that all of our customers will borrow the entire line of credit available to them at the same time. Further discussion of these commitments is included in Note 8 to our Consolidated Financial Statements.

Our securitizations represent off-balance sheet arrangements. We use qualifying special-purpose entities as defined by SFAS No. 140 for our securitizations and account for the transactions as sales. See “—Securitizations of Loans Receivable” and Note 7 to our Consolidated Financial Statements for further discussion.

We enter into derivative financial instruments to reduce the risk of interest rate fluctuations that may result from differences in repricing characteristics between interest-earning assets and interest-bearing liabilities. We use interest rate risk management instruments, including interest rate swap and cap agreements for this purpose. As of March 31, 2004, we had interest rate swap agreements with maturities ranging from 2004 to 2016, and we had no interest rate cap agreements. See “—Interest Rate Sensitivity” for further discussion.

Guarantees. In January 2003, we entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. The amount of the pledged collateral at March 31, 2004 was $13.6 million, which is held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with the remaining series (one of the series has already been repaid). See Note 8 to our Consolidated Financial Statements for further discussion.

In August 2002, we sold our interest in a limited liability entity that constructed and operated an alternative energy plant and we guaranteed certain obligations of the limited liability entity under the purchase and sale agreement. The guarantee covers our obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. Our guarantee is capped at $6.2 million plus the amounts of additional contingent future payments that may be made to us arising from fuel production from the plant. See Note 8 to our Consolidated Financial Statements for further discussion.

We also are parties to and from time to time enter into various agreements that contain general indemnification provisions. We cannot estimate the potential future impact of these indemnification provisions since this would require an assessment of future claims that may be made against us. Based on historical experience, we do not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on our financial condition or our results of operations, but we cannot give any assurance that they will not have such an effect. See Note 8 to our Consolidated Financial Statements for further discussion.

Variable Interest Entities. In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. In December 2003, the FASB issued a revision of FIN 46 which superseded the original guidance and revised various aspects of the original guidance, including effective dates. See Note 3 to our Consolidated Financial Statements for further discussion.

Capital Adequacy

We continue to manage our capital levels with the dual objectives of having sufficient capital to support the achievement of our business plan and to meet regulatory requirements. During the three months ended March 31, 2004, we continued to focus our capital planning on meeting or exceeding regulatory minimum levels of capital and supporting anticipated growth. Our regulatory minimum levels of capital are derived from two primary sources: capital adequacy regulations that apply generally to banks and the Capital Plan, which lays out capital goals for PNB.

The regulatory capital ratios are determined by comparing regulatory capital levels relative to total assets as measured using a specified approach. Risk-weighted assets are derived by adjusting asset levels based on the relative levels of risk as specified in the capital adequacy regulations. Regulatory capital includes core capital (Tier 1 Capital), which consists primarily of shareholders’ equity, and total risk-based capital (Tier 1 Capital + Tier 2 Capital), which adds to core capital a portion of the allowance for credit losses. Based on these definitions of capital, the capital adequacy regulations establish the following capital categories: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The capital ratios that correspond to well capitalized and adequately capitalized are set forth in the following table, along with PNB’s ratios on a Call Report basis as of March 31, 2004.

Capital Adequacy Guidelines

Capital Ratio	Calculation	PNB Ratios	Well- Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2/Total risk-based assets)	22.66%	10%	8%
Tier 1	Tier 1/Total risk-based assets	20.24%	6%	4%
Leverage	Tier 1/Adjusted average assets	23.50%	5%	4%

PNB’s capital ratios reflect the application of regulatory guidance related to interests retained by PNB in its securitization transactions. Under the banking regulators’ low-level recourse rule, risk-based capital must be maintained for assets transferred with recourse, in an amount no greater than the maximum amount of recourse for which a bank is contractually liable. This rule applies to transactions accounted for as sales under GAAP in which a bank contractually limits its risk of loss or recourse exposure to less than the full amount of regulatory risk-based capital that would be required if the low-level recourse rule did not apply. Low-level recourse transactions include those in which a bank securitizes assets and uses related retained interests as credit enhancements. PNB is required under this rule to hold risk-based capital equivalent to its maximum contractual recourse exposure on the assets transferred, not to exceed the amount of risk-based capital that would be required if the low-level recourse rule did not apply.

In addition, PNB’s capital ratios reflect the application of banking regulations that, among other things, require the amount of credit-enhancing interest-only strips receivable that exceed 25% of Tier 1 Capital (concentration limit) to be deducted from Tier 1 Capital; and requiring “dollar-for-dollar” risk-based capital (as defined in the regulations) for certain residual interests not deducted from Tier 1 Capital. As of March 31, 2004, PNB’s interest-only strips receivable represented 8.41% Tier 1 Capital, which is below the 25% concentration limit in the regulation. However, PNB does hold “dollar-for-dollar” risk-based capital against approximately $1.75 billion in residual interests from its securitizations, which include the accrued interest receivable (“AIR”) related to securitized loans.

Under its Capital Plan, PNB’s capital ratios also reflect the application of the Expanded Guidance for Subprime

Lending Programs issued by the federal banking regulators (“Subprime Guidance”) to a portion of its reported credit card account loans. Application of the Subprime Guidance results in higher-risk-weights than would otherwise be required by the regulations being assigned to accounts that fall within the scope of the guidance. Under the methodology utilized in the Capital Plan for determining risk weights, PNB has segmented its standard and middle market portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by PNB at

March 31, 2004, this methodology resulted in a weighted average risk weighting of 146% against PNB’s reported standard and middle market segment loans receivable, which totaled approximately $3.76 billion on such date. These risk weightings are subject to change depending upon conditions of our loan portfolio and/or changes to regulatory guidance. Managed loans outstanding to customers in the standard and middle segments totaled approximately $14.24 billion as of March 31, 2004.

PNB’s Capital Plan sets capital ratio goals that use the regulatory definitions of capital described above. The capital goals include total risk-based capital measures as shown on PNB’s Call Reports and after application of the Subprime Guidance. In addition, the impact of PNB’s adoption of the AIR guidance is factored into these goals (see “—Overview of Critical Accounting Policies—Securitization Accounting” for discussion regarding AIR). The Capital Plan sets goals of minimum capital ratios to be achieved by certain dates and thereafter maintained. PNB achieved its previous goals by the required dates and has maintained capital ratios higher than the minimums specified. In addition, PNB has already achieved the goals required to be met by June 30, 2004, as reflected in the following table.

PNB Capital Ratios

	Capital Plan Goals	Actual
	June 30, 2004	March 31, 2004
Total risk-based capital ratio, as reported on PNB Call Report	10%	22.66%
Total risk-based capital ratio, after application of Subprime Guidance, excluding impact of AIR guidance	10%	20.15%
Total risk-based capital ratio, after application of Subprime Guidance, including impact of AIR guidance	10%	18.69%

PNB’s capital ratios improved during 2003 and the first quarter of 2004, largely as a result of decreases in levels of retained subordinated interests due to sales of retained subordinated securityholders’ interests from PNB to the parent company and to third parties, decreases in the level of spread accounts due to performance improvements of the relevant securitization transactions, and the addition of cash and cash equivalents from the merger of PB into PNB.

PNB’s future capital ratios will depend on, among other things, the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with changes in the levels and valuations of spread accounts and other retained subordinated interests related to our securitizations, may result in changes in PNB’s risk-based capital ratios as reported on its Call Report and after applying the Subprime Guidance and the AIR guidance. Subject to the ongoing review and continuing update of its Capital Plan and the potential impact of evolving regulatory standards, we expect that PNB will continue to achieve the capital goals in its Capital Plan.

The capital requirements of PNB are subject to qualitative judgments by its regulators with respect to components, risk weightings, and other factors. Its banking regulators have the authority to require PNB to adhere to higher capital requirements than those specified in the regulatory capital rules or its Capital Plan. This could necessitate increasing capital ratios by various means, including asset sales or equity issuances. In addition, the strategic initiatives that we have taken, and any that we may take in the future, could have an impact on the capital ratios and requirements of PNB.

Cautionary Statement Regarding Forward-Looking Information

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of the Company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates, and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit, or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; year-end adjustments; changes in accounting rules, policies, practices, and/or procedures; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described in our 2003 Annual Report under the heading “Risk Factors,” and are also described in other parts of our 2003 Annual Report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is provided under the caption “Interest Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Part I.

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

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings

Following the announcement in October 2001 of our third quarter 2001 delinquency and credit loss experience, a number of lawsuits were filed against us and certain of our executive officers and/or directors. These included Rule 10b-5 securities class actions, shareholder derivative actions, and class actions relating to our 401(k) plan. The class actions relating to our 401(k) plan were settled in June 2003 on a classwide basis for $8.6 million, which was funded by our insurance carriers.

The Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California. These consolidated actions (In re Providian Financial Securities Litigation) allege that we and certain of our officers made false and misleading statements concerning our operations and prospects for the second and third quarters of 2001, in violation of federal securities laws. The actions seek damages, interest, costs, and attorneys’ fees. Our motion to dismiss was denied in December 2002. The class was certified on January 15, 2004 and comprises those persons or entities who acquired our stock between June 6, 2001 and October 18, 2001. The case is in the discovery phase, and trial is set for June 7, 2004.

The shareholder derivative actions were filed in December 2001 and January 2002 in California state court in San Francisco. These actions generally seek redress against members of our Board of Directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract, and violation of state insider trading law. The complaints seek damages (in the name of the Company and to be awarded to the Company), attorneys’ fees, and other relief. These proceedings have been stayed by agreement of the parties.

Beginning in 1999, we were named as a defendant in a number of legal proceedings relating to allegedly unfair and deceptive business practices by our banking subsidiaries in the marketing of cardholder service products and other practices.  In June 2000, we reached settlements with the Comptroller, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to these consumer claims. In November 2001, settlement of the consumer class action and other lawsuits pending in state and federal court relating to such practices received final state court approval, and the federal court actions were dismissed in March 2002. In connection with these settlements, we agreed to make certain business practice changes and to pay restitution to affected customers. Approximately 6,400 class members opted out of participation in the class action settlement and approximately 60 of those class members have individual actions currently pending against us. The parties have reached agreement to settle the opt out cases on a global basis.

In February 2001, we were named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A. Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard, and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws. The suit also alleges that the defendant banks violated the Truth-in-Lending Act by failing to separately identify these surcharges to their customers on their monthly statements. Similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss. In July 2003 the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The case is in the discovery phase.

In July 2002, we were named as a defendant in a putative class action suit entitled Shoars v. Providian Bancorp Services, Providian Financial Corporation, et al. The suit was filed in California state court and alleges that our Paid Time Off (“PTO”) plan violated California Labor Code section 227.3 because we capped the payout of PTO benefits for terminated employees at 40 hours. Following removal of the case to federal court and the subsequent remand to state court, the case was settled on a classwide basis for $5.7 million.

In January 2004, a putative state court class action, Ventura v. Providian National Bank, was filed in Orange County, California, alleging that PNB’s minimum payment calculation results in improper overlimit fees and that its payment posting practices result in improper interest charges and late fees. The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief. In February 2004, a putative state court class action, Marotta v. Providian National Bank, was filed in Orange County, California alleging that plaintiffs’ APRs were increased improperly without proper notice. The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief.

We have been advised that an individual has made a claim against us and one of our vendors, alleging that we and/or the vendor received discounted bulk mail postage rates from the United States Postal Service on certain mailings between

1997 and 2001 that were not eligible for the discounted rates. To the best of our knowledge, the allegations involve claims that such mailings were not eligible for bulk mail postage rates because requirements relating to the updating of mailing lists were not satisfied. If we were not entitled to receive the discounted rates, we could be subject to treble damages, penalties, and other relief. The Civil Division of the U.S. Department of Justice is working with the U.S. Postal Service to investigate these allegations and to determine whether to pursue the matter. We have received a subpoena from the U.S. Postal Service and have provided documents responsive thereto.

We have received a demand in arbitration from Credigy Receivables Inc. in connection with a dispute involving our subsidiary, First Select, Inc., arising out of the sale of a portfolio of certain charged-off, unsecured consumer credit card accounts. Credigy claims that First Select breached certain aspects of the Purchase Agreement and Interim Servicing Agreement. Credigy is seeking contractual damages, attorneys’ fees, and other relief.

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

Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional proceedings will not be brought. While we believe that we have substantive defenses in the actions and claims described above and intend to defend those actions and claims vigorously, we cannot predict their ultimate outcome or their potential future impact on us. We do not presently expect any of these matters to have a material adverse effect on our business, financial condition, or results of operations, but can give no assurance that they will not have such an effect.

Item 2.              Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company currently has no share repurchase programs in place. The following table sets forth information, on a monthly basis during the first quarter of 2004, regarding the Company’s acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
January	47,953	12.62	N/A	N/A
February	4,101	13.55	N/A	N/A
March	—	—	N/A	N/A

Item 6.              Exhibits and Reports on Form 8-K

(a)                                  Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)                                 Reports on Form 8-K.

The Company filed or furnished the following reports on Form 8-K during the first quarter of 2004:

The Company filed a report on Form 8-K on January 15, 2004 with respect to the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended December 31, 2003.

The Company furnished a report on Form 8-K on January 20, 2004 attaching its press release announcing its financial results for the quarter and year ended December 31, 2003.

The Company filed a report on Form 8-K on February 17, 2004 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended January 31, 2004.

The Company filed a report on Form 8-K on March 15, 2004 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended February 29, 2004.

The Company filed a report on Form 8-K on March 19, 2004 attaching the Underwriting Agreement dated March 15, 2004 between the Company and Citigroup Global Markets, Inc., Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated, the Fourth Supplemental Indenture dated as of March 19, 2004 between the Company and J.P. Morgan Trust Company, National Association, and the form of note in connection with the Company’s Registration Statement on Form S-3 (File No. 333-55937) and the issuance on March 19, 2004 of the Company’s 2.75% Convertible Cash to Accreting Senior Notes due March 15, 2016.

(c)                                  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Three months ended March 31,	Year ended December 31,
	2004	2003	2002	2001	2000	1999

Earnings to Fixed Charges
Excluding interest on deposits	8.30	5.99	3.83	3.68	14.91	10.05
Including interest on deposits	2.15	1.50	1.25	1.24	2.27	3.03

Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (1)
Excluding interest on deposits	8.30	5.99	3.83	3.68	14.91	10.05
Including interest on deposits	2.15	1.50	1.25	1.24	2.27	3.03

(1)          Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

Date: May 10, 2004	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: May 10, 2004	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.