Form 10-Q
period 2004-06-30
PROVIDIAN FINANCIAL CORP
filed 2004-08-09
CIK 1035713

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒     No  ☐

As of July 31, 2004, there were 292,701,539 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$589,917	$544,554
Federal funds sold and securities purchased under resale agreements	553,999	3,235,189
Investment securities:
Available-for-sale (at market value, amortized cost of $3,284,621 at June 30, 2004 and $1,880,107 at December 31, 2003)	3,249,438	1,859,150
Loans receivable, less allowance for credit losses of $600,479 at June 30, 2004 and $625,886 at December 31, 2003	6,283,463	5,655,071
Due from securitizations	2,425,177	2,377,963
Deferred taxes	144,706	224,505
Premises and equipment, net	66,176	84,198
Interest receivable	51,467	44,850
Other assets	227,927	249,867
Total assets	$13,592,270	$14,275,347

Liabilities
Deposits:
Non-interest bearing	$51,812	$63,016
Interest bearing	8,949,515	10,038,041
	9,001,327	10,101,057

Short-term borrowings	—	108,828
Long-term borrowings	1,448,365	1,163,521
Accrued expenses and other liabilities	643,486	576,492
Total liabilities	11,093,178	11,949,898

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: June 30, 2004—292,142,344 shares; December 31, 2003—290,753,031 shares)	2,921	2,908
Retained earnings	2,530,474	2,350,446
Cumulative other comprehensive income	(21,286)	(12,480)
Common stock held in treasury—at cost (June 30, 2004—264,031 shares; December 31, 2003—305,871 shares)	(13,017)	(15,425)
Total shareholders’ equity	2,499,092	2,325,449
Total liabilities and shareholders’ equity	$13,592,270	$14,275,347

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data) (unaudited)	2004	2003	2004	2003

Interest Income
Loans	$209,621	$247,740	$427,521	$558,080
Federal funds sold and securities purchased under resale agreements	1,826	13,610	8,105	23,436
Other	30,263	30,322	53,742	62,355
Total interest income	241,710	291,672	489,368	643,871

Interest Expense
Deposits	106,746	153,153	221,642	314,375
Borrowings	16,257	10,714	35,073	21,337
Total interest expense	123,003	163,867	256,715	335,712

Net interest income	118,707	127,805	232,653	308,159

Provision for credit losses	182,017	132,004	270,869	393,819

Net interest loss after provision for credit losses	(63,310)	(4,199)	(38,216)	(85,660)

Non-Interest Income
Servicing and securitization	288,216	162,728	524,954	353,316
Credit product fee income	137,064	219,614	286,208	419,807
Other	4,360	10,973	15,904	37,730
	429,640	393,315	827,066	810,853
Non-Interest Expense
Salaries and employee benefits	70,048	95,856	151,528	192,831
Solicitation and advertising	65,410	53,527	117,981	118,905
Occupancy, furniture, and equipment	22,026	31,793	48,239	60,476
Data processing and communication	27,050	32,411	54,098	63,081
Other	74,559	110,987	153,253	217,589
	259,093	324,574	525,099	652,882
Income before income taxes	107,237	64,542	263,751	72,311
Income tax expense	37,533	25,494	92,313	28,563
Net income	$69,704	$39,048	$171,438	$43,748

Earnings per common share—basic	$0.24	$0.14	$0.59	$0.15

Earnings per common share—assuming dilution	$0.24	$0.13	$0.58	$0.15

Weighted average common shares outstanding—basic (000)	288,355	286,310	288,246	286,303

Weighted average common shares outstanding—assuming dilution (000)	294,248	289,769	293,904	288,775

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except share data) (unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net income			43,748			43,748
Change in unrealized loss on securities, net of income tax benefit of $5,636				(8,632)		(8,632)
Total comprehensive income						35,116

Purchase of 110,079 common shares for treasury					(661)	(661)
Exercise of stock options and other awards		28,940	(54,479)		28,665	3,126
Issuance of restricted and unrestricted stock less forfeited shares	(2)	(29,612)			33,024	3,410
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $4,680		1,273				1,273
Net tax effect from employee stock plans		(601)				(601)
Balance at June 30, 2003	$2,907	$—	$2,192,229	$1,256	$(15,657)	$2,180,735

Balance at December 31, 2003	$2,908	$—	$2,350,446	$(12,480)	$(15,425)	$2,325,449
Comprehensive income:
Net income			171,438			171,438
Change in unrealized loss on securities, net of income tax benefit of $5,749				(8,806)		(8,806)
Total comprehensive income						162,632

Purchase of 52,244 common shares for treasury					(663)	(663)
Exercise of stock options and other awards	7	(5,611)	8,590		3,161	6,147
Issuance of restricted and unrestricted stock less forfeited shares	6	7,775			(90)	7,691
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,856		(3,835)				(3,835)
Net tax effect from employee stock plans		1,671				1,671
Balance at June 30, 2004	$2,921	$—	$2,530,474	$(21,286)	$(13,017)	$2,499,092

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30,
(dollars in thousands) (unaudited)	2004	2003

Operating Activities
Net income	$171,438	$43,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	270,869	393,819
Depreciation and amortization of premises and equipment	19,267	21,935
Amortization of net loan acquisition costs	10,640	10,232
Amortization of deferred compensation related to restricted and unrestricted stock	3,856	4,680
Decrease in deferred income tax benefit	85,067	157,444
(Increase) decrease in interest receivable	(6,617)	14,775
Net decrease in other assets	11,360	327,996
Net increase (decrease) in accrued expenses and other liabilities	63,919	(175,294)
Net cash provided by operating activities	629,799	799,335

Investing Activities
Net cash (used for) from loan originations and principal collections on loans receivable	(636,581)	684,809
Net decrease in securitized loans	(262,234)	(907,800)
Net proceeds from sale of Providian Master Trust	—	19,553
(Increase) decrease in due from securitizations	(47,214)	568,336
Purchases of available-for-sale investment securities	(5,790,600)	(2,304,836)
Proceeds from maturities and sales of available-for-sale investment securities	4,386,238	2,727,032
Decrease (increase) in federal funds sold and securities purchased under resale agreements or similar arrangements	2,681,190	(895,000)
Net purchases of premises and equipment	(1,751)	(7,381)
Net cash provided (used) by investing activities	329,048	(115,287)

Financing Activities
Net decrease in deposits	(1,094,984)	(516,089)
Repayment of short-term borrowings	(108,828)	(91,620)
Proceeds from long-term borrowings	284,844	296,050
Purchase of treasury stock	(663)	(661)
Proceeds from exercise of stock options	6,147	3,126
Net cash used by financing activities	(913,484)	(309,194)
Net Increase in Cash and Cash Equivalents	45,363	374,854
Cash and cash equivalents at beginning of period	544,554	344,277
Cash and cash equivalents at end of period	$589,917	$719,131

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2004 (unaudited)

Note 1.  Organization and Basis of Presentation

Providian Financial Corporation (the “Company”) is a corporation incorporated under the laws of Delaware. Through its wholly owned banking subsidiary, Providian National Bank (“PNB”), the Company offers credit card and deposit products throughout the United States. The Company markets consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

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

The following table reflects, for the three and six months ended June 30, 2004 and 2003, the stock-based employee compensation costs arising out of the restricted and nonrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects the fair value of the stock options amortized to expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2004	2003	2004	2003
Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported(1)	$1,280	$1,633	$2,333	$2,831
Net income, as reported	$69,704	$39,048	$171,438	$43,748
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(2)(3)	3,974	6,678	9,294	13,708
Pro forma net income(1)	$65,730	$32,370	$162,144	$30,040
Net income per common share:
As reported—basic	$0.24	$0.14	$0.59	$0.15
As reported—assuming dilution	$0.24	$0.13	$0.58	$0.15
Net income per common share:
Pro forma—basic	$0.23	$0.11	$0.56	$0.10
Pro forma—assuming dilution	$0.22	$0.11	$0.55	$0.10

(1)          The Company uses the straight-line method for recognizing compensation cost for fixed awards with pro rata vesting.

(2)          The pro forma stock-based compensation expenses include the effects of an expense reduction for non-vested stock options that have been forfeited.

(3)          The pro forma stock-based compensation expense for the three and six months ended June 30, 2004 reflects modification of the methodology used in estimating expected volatility of the Company’s stock price. This modification resulted in the reduction of the pro forma stock-based compensation expense by $0.3 million, net-of-taxes, for the three months ended June 30, 2004 and $0.6 million, net-of-taxes, for the six months ended June 30, 2004. See discussion below for further information regarding this modification.

The fair values of the stock options granted under the Company’s stock incentive plans and the common stock offerings under the employee stock purchase plan were estimated at the grant date using the Black-Scholes option pricing model and based on assumptions for the risk-free weighted average interest rate, expected dividend yield, weighted average expected volatility, and the expected stock option life. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, the Black-Scholes option pricing model requires the input of subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective model assumptions can materially affect the estimate, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company’s employee stock options.

Expected volatility represents management’s estimate of the Company’s stock price changes expected to occur over the estimated life of the stock options and stock offerings. Prior to the fourth quarter of 2003, expected volatility was estimated based upon the unadjusted historical volatility of the Company’s common stock over a fixed period. During the fourth quarter of 2003, the Company modified its methodology for estimating expected volatility. The modification was based on the Company’s assessment that historical volatility was not indicative of expected future experience as the historical volatility does not reflect the impact of significant changes in the Company’s business that were implemented in 2001 and 2002. The expected volatility is now estimated giving consideration to the expected life of stock options and actual historical volatility of the price of the Company’s common stock adjusted for unusual, company-specific fluctuations in the Company’s stock price. Management believes that the new method provides a better indicator of the expected volatility. For options granted during the second quarter of 2004, the modified methodology had the effect of reducing volatility from 89% to 44% for the three months ended June 30, 2004 and from 90% to 46% for the six months ended June 30, 2004. This resulted in an aggregate fair value of $7.5 million, which was 41% lower than if unadjusted historical volatility had been used.

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

In December 2003, the FASB issued a revision of FIN 46 that superseded the original guidance and revised various aspects of the original guidance, including effective dates. Under the revised guidance, FIN 46 remains effective upon its issuance for interests in VIEs acquired after January 31, 2003. For interests in VIEs acquired before February 1, 2003, the revised FIN 46 effective date was delayed to March 31, 2004, with the exception of special-purpose entities, for which the effective date was December 31, 2003. Effective July 1, 2003, the Company applied the provisions of FIN 46 to Providian Capital I, its wholly owned trust that issued preferred securities. See Note 9 to Consolidated Financial Statements for further discussion of these trust preferred securities.

Because the Company’s securitizations are structured using qualifying special-purpose entities, as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FIN 46, the Company’s securitization trusts are not required to be consolidated. In connection with its Series 2000-A securitization, the Company has an equity interest in a special-purpose entity that was acquired prior to February 1, 2003. The Company has determined that the entity is a VIE and that the Company is not the primary beneficiary, and therefore the entity does not meet the requirements for consolidation by the Company under FIN 46. As of June 30, 2004, the Company’s total investment in this entity was $43.2 million, which represents the Company’s maximum loss exposure, and the estimated total assets of the entity were approximately $803.5 million.

The Company has also completed its analysis of certain VIEs that are not special-purpose entities and that were acquired before February 1, 2003, primarily with respect to the Company’s limited partnership interests that qualify under the Community Reinvestment Act. Based on its review, the Company has determined that these limited partnerships are VIEs and that the Company is not the primary beneficiary, and therefore these entities do not meet the requirements for consolidation by the Company under FIN 46. As of June 30, 2004, the Company’s total investment in limited partnerships, including those acquired after January 31, 2003, was $21.9 million, which, combined with $19.2 million of remaining contractual funding commitments under these investments, represents the Company’s maximum loss exposure, and the estimated total assets of these entities were approximately $271.4 million.

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

The suppression impact on income includes adjustments to previous period estimates of uncollectible interest and fees. During the three and six months ended June 30, 2004 and 2003, the amount of interest and fees not recognized as income as a result of the impact of the suppression methodology was as follows:

Suppression of Interest and Fee Income

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Loan interest income	$20,174	$38,670	$37,410	$85,468
Credit product fee income	28,757	51,633	56,360	110,596
Servicing and securitization income	103,766	153,529	212,272	294,732
Total	$152,697	$243,832	$306,042	$490,796

Note 5.  Investment Securities

The Company’s investment securities portfolio is primarily composed of treasury obligations, government sponsored agency securities, mortgage-backed securities, and commercial paper. A significant portion of the portfolio, including all mortgage-backed securities, is either issued or backed by a government sponsored agency or a fully government guaranteed agency. The mortgage-backed securities are in the form of (a) fixed and floating rate collateralized mortgage obligations, (b) adjustable rate pass-through securities, and (c) fixed rate pass-through securities. All of the securities in the portfolio have an investment grade credit rating, with a large majority having an AAA/Aaa rating. Fluctuations in general market conditions will translate into fluctuations in the security’s price. Reductions in the value of these securities stem from changes in market conditions, not necessarily from any intrinsic value deterioration. The Company is able to hold those securities that currently have a loss on an ongoing basis without any detriment to the liquidity of the portfolio. At June 30, 2004, the Company had an unrealized loss of $13.7 million on investments with an amortized cost of $320.0 million that were in a sustained unrealized loss position for 12 months or more.

Summary of Available-for-Sale Investment Securities

	June 30, 2004					December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
United States Treasury and federal agency bonds	$889,997	$—	$7,434	$—	$882,563	$118,098	$109	$184	$118,023
Mortgage-backed securities	812,621	947	13,742	13,651	786,175	1,010,943	638	20,413	991,168
Commercial paper	1,552,503	—	1,573	—	1,550,930	699,487	—	382	699,105
Other	29,500	273	—	3	29,770	51,579	90	815	50,854
Total investment securities available-for-sale	$3,284,621	$1,220	$22,749	$13,654	$3,249,438	$1,880,107	$837	$21,794	$1,859,150

There were no investment securities sold during the three months ended June 30, 2004. During the six months ended June 30, 2004, investment securities with an amortized cost of $112.9 million were sold at a net realized loss of $0.5 million, which includes gross gains of $0.1 million and gross losses of $0.6 million. For the three months ended June 30, 2003, investment securities with an amortized cost of $555.6 million were sold at a net realized gain of $0.4 million, which includes gross gains of $0.9 million and gross losses of $0.5 million. For the six months ended June 30, 2003, investment securities with an amortized cost of $943.0 million were sold at a net realized gain of $10.0 million, which includes gross gains of $11.2 million and gross losses of $1.2 million. Realized gains and losses were calculated using the specific identification method.

Note 6.  Loans Receivable

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collections procedures. At June 30, 2004, the Company had no significant regional domestic or foreign concentrations of credit risk.

Note 7.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements through trusts that meet the requirements for sale treatment. At June 30, 2004 and December 31, 2003, the Company’s securitization program had $10.08 billion and $10.33 billion of securityholders’ interests outstanding, of which $8.67 billion and $8.92 billion were held by third parties. The Company retains the remaining interests in the loans receivable transferred in its securitizations and includes them on its statement of financial condition.

The Company’s securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ certificates and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of senior and subordinated investor interests. The senior securityholders’ interests are sold to third party investors, supported with various forms of credit enhancement. When the Company enters into a securitization transaction, the Company receives cash proceeds from the sale of securities to third parties, removes the securitized loans and related allowance for credit losses from its statement of financial condition, and records the retained interests in the transaction. The Company typically recognizes a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

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

Spread accounts are cash reserve accounts that can be called upon to fund payments to securitization investors and credit enhancers in the event their share of cash flows is insufficient to cover the required amounts due. The cash in the spread account is released to the Company if certain conditions are met or the securitization terminates with amounts remaining in the spread account. The spread accounts are recorded at estimated fair value in due from securitizations on the Company’s statement of financial condition.

The retained securityholders’ interests are securities measured at fair value and included on the Company’s statement of financial condition in due from securitizations. The retained subordinated securityholders’ interests consist primarily of non-

interest bearing beneficial interests that are repaid after the related senior classes. At the origination of a securitization, the Company recognizes these assets at their allocated carrying value. Generally, the allocated carrying value is less than the face value of the security, and the difference is recorded as a reduction to non-interest income—servicing and securitization. At the same time, the Company recognizes the fair value of these assets. The Company’s existing retained securityholders’ interests have been classified as held for trading, and the difference between their allocated carrying values and fair values at the time of origination is recorded in non-interest income—servicing and securitization. The Company measures fair value by estimating cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

When the securityholders’ interests are reduced through amortization or termination, or through a reduction in the invested amount of the Company’s variable funding series, the seller’s interest is increased, resulting in the recognition of an allowance for credit losses related to the increase in reported loans receivable. Typically, this increase in allowance for credit losses is the only significant earnings impact resulting from a reduction in the securityholders’ invested interests.

During the three months ended June 30, 2004, the Company securitized $802.5 million of loans receivable, which was offset by reductions in securitized loans of $920.8 million from the repayment of certain series and a reduction in the invested amount of the variable funding series. The Company did not enter into any new securitizations during the three months ended June 30, 2003. During the six months ended June 30, 2004 and 2003, the Company securitized $1.72 billion and $1.09 billion of loans receivable, which was offset by reductions in securitized loans of $1.97 billion and $2.44 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. The Company recognized a net gain of $7.6 million in the three months ended June 30, 2004 from the initial sale of investor interests to third party investors, the recognition of a gain from the interest-only strip receivable, and the loss from the discounts recognized on other retained interests. The Company recognized net losses of $6.5 million and $16.2 million in the six months ended June 30, 2004 and 2003 from the initial sale of investor interests to third party investors, the recognition of a gain from the interest-only strip receivable, and the loss from the discounts recognized on other retained interests. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the three months ended June 30, 2004 reduced non-interest income—servicing and securitization by $44.2 million. At the same time, the impact of adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $19.9 million. Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the six months ended June 30, 2004 and 2003 reduced non-interest income—servicing and securitization by $97.5 million and $84.2 million. At the same time, the impact of adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $37.6 million and $61.4 million.

The following table presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the six months ended June 30, 2004 and 2003.

Securitization Initial Measurement Assumptions

	June 30,
	2004	2003
Payment rate(1)	6.5%	5.2%
Expected net credit loss rate	16.2%	18.6%
Weighted average loans receivable life (in years)(2)	0.9	1.0
Discount rate(3)	6.8%–20.0%	6.3%–20.0%
Average interest rate margin for third party investors(4)	0.50%	0.86%

(1)          This rate is an average of forecasted monthly payment rates over the estimated life of the loans receivable. The monthly payment rate represents a forecast of principal collections for the month divided by a forecast of the aggregate amount of principal loans receivable at the beginning of the month.

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

(4)          The interest rate paid to third party investors in a term securitization with a variable rate is based on this margin plus the London Interbank Offered Rate (LIBOR). The interest rate paid to conduit asset-backed investors that participate in the variable funding series is generally based on a commercial paper rate. The average interest rate margin decreased in the six months ended June 30, 2004 as a result of more favorable pricing included in the term securitizations issued by the Company in the first half of 2004.

After the initial sale, the Company’s securitizations impact its earnings through sales of retained interests, changes in the fair values of its retained interests, including the accretion of the retained interests’ discounts, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in calculating the related interest-only strips receivable. At least quarterly, the Company adjusts the valuations of the retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to the initial assumptions, estimates, and discount rates. The Company also continues to refine the financial models used to obtain more accurate measures of the timing and amount of cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows and the underlying economic assumptions. Changes in the estimated fair value of the retained interests are reported as a component of non-interest income—servicing and securitization on the Company’s statement of income.

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

After the initial fair value recognition, the Company evaluates its retained securityholders’ interests and recognizes changes in their fair market value in non-interest income—servicing and securitization. The fair market value changes reflect the Company’s changes to estimated cash flows and discount rates, including the impact of changes in the remaining term until repayment. As securityholders’ interests approach their expected final payment date, their fair values generally approach their face values and the discounts are accreted, with the amount of such accretion realized in non-interest income—servicing and securitization. The following table summarizes the retained subordinated securityholders’ interests in the Providian Gateway Master Trust as of June 30, 2004 and December 31, 2003.

Summary of Retained Subordinated Securityholders’ Interests

in the Providian Gateway Master Trust

(dollars in thousands)	June 30, 2004	December 31, 2003
Retained subordinated securityholders’ interests
Face value	$1,417,773	$1,411,738
Discount	(212,492)	(235,422)
Fair market value	$1,205,281	$1,176,316

Weighted average remaining term (months)	22	22

For the three months ended June 30, 2004 and 2003, the changes in net unrealized gains on retained subordinated securityholders’ interests included in earnings were $23.7 million and $90.0 million. For the six months ended June 30, 2004 and 2003, the changes in net unrealized gains on retained subordinated securityholders’ interests included in earnings were $113.9 million and $208.6 million. These unrealized gains are recognized in servicing and securitization income.

Valuations of retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts require the Company to use judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. In valuing interest-only strips receivable, the Company estimates the interest and fees that will be collected on the securitized loans, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be received over the period the securitized loans are projected to be outstanding. Spread account valuations are determined through a discounted cash flow analysis based on projected repayments of spread account balances to the Company.

The key economic assumptions used in valuing retained subordinated interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at June 30, 2004 are presented in the following table.

Securitization Sensitivities

(dollars in thousands)	Discount Rate	Expected Net Credit Loss Rate	Payment Rate
Current assumptions	6.4–20.0%	14.8%	6.9%
Impact on fair value of:
10% adverse change	$(28,103)	$(94,333)	$(16,008)
20% adverse change	(55,490)	(186,451)	(30,753)

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

The following table summarizes certain cash flows received from or paid in respect of securitizations:

Securitization Cash Flows

	Six months ended June 30,
(dollars in thousands)	2004	2003
Proceeds from new securitizations(1)	$1,400,000	$815,000
Proceeds from collections allocated to securityholders’ interests(1)	4,416,718	3,868,182
Servicing fees received	147,960	167,016
Net cash flows received on retained interests	435,108	178,653
Principal paid in respect of maturing securitizations(1)	1,662,234	1,722,800

(1)          Cash flows received or paid with respect to third party securityholders’ interests.

Note 8.  Commitments, Guarantees, and Contingencies

Loan Commitments. A loan commitment is an agreement to lend to a customer up to a prescribed maximum amount subject to the customer’s compliance with the account agreement. The Company can reduce or cancel a credit card commitment by providing the required prior notice to the customer, or without notice if permitted by law. The unfunded commitment represents the total unused portion of the line of credit available to the customer. Customers have not borrowed, and the Company does not anticipate that all of its customers will borrow, the entire line of credit available to them at the same time. Therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Total unfunded commitments at June 30, 2004 and December 31, 2003 were $24.97 billion and $20.34 billion.

Guarantees. In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for the purpose of calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge agreement remains in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced upon the repayment of one of the series in September 2003. The remaining amount of the pledged collateral at June 30, 2004 was $13.6 million. The remaining series related to the pledge has an expected final payment date in September 2005. The Company does not currently expect that performance under this pledge will be required.

In August 2002, the Company sold its interest in a limited liability entity that constructed and operated an alternative energy plant. Through its interest in the entity, the Company had received certain tax credits and tax deductions. In connection with the sale of the plant to a third party, the Company guaranteed certain obligations of the limited liability entity under the purchase and sale agreement. The guarantee covers the seller’s obligation to indemnify the purchaser against losses arising out of the seller’s breach of the purchase and sale agreement and its failure to repurchase the assets if tax credits are not available to the purchaser. The Company’s guarantee is capped at $6.2 million plus the amounts of additional payments made, and contingent future payments that may be made, to the Company arising from fuel production from the plant. At June 30, 2004, the guaranteed amount was $17.4 million.

The Company enters into various agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts. These provisions typically require the Company to make payments to other parties to indemnify them against losses that may be incurred due to actions taken by the Company prior to entering into the agreement, due to breach of representations, warranties, and covenants made in connection with the agreement, and due to possible changes in or interpretations of tax law. The Company cannot estimate the potential future impact of these indemnification provisions, since this would require an assessment of future claims that may be made against the Company. Based on historical experience, the Company does not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

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

Note 9.  Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of one year or more.

Summary of Long-Term Borrowings

(dollars in thousands)	June 30, 2004	December 31, 2003

3.25% convertible senior notes maturing in 2005	$343,302	$343,302
Zero coupon convertible senior notes maturing in 2021(1)	451,156	442,310
4.00% convertible senior notes maturing in 2008	287,500	287,500
2.75% convertible cash to accreting senior notes maturing in 2016	277,200	—
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	109,281
	1,468,439	1,182,393
Less unamortized issuance costs	20,074	18,872
Total long-term borrowings	$1,448,365	$1,163,521

(1)          Amounts include the accreted portion of a yield to maturity of 4.00% per year.

Convertible Senior Notes. In August 2000, the Company issued $402.5 million of 3.25% convertible senior notes due August 15, 2005 with interest payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2001. These notes are convertible at the option of the holders, at any time prior to their maturity or their redemption or repurchase by the Company, at the conversion rate of 14.4892 shares (split adjusted) of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $69.02 per share of common stock). The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company has the option to redeem these notes for cash on or after August 20, 2003. During 2001, the Company repurchased $59.2 million principal amount of the 3.25% convertible senior notes, resulting in a $20.5 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There were no such repurchases during 2002, 2003, or the six months ended June 30, 2004. Holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement.

In February 2001, the Company issued $884.0 million principal amount at maturity of zero coupon convertible senior notes due February 15, 2021. The Company accretes the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 4.00% per year, computed on a semiannual bond equivalent basis. These notes are convertible at any time prior to their maturity, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 6.2240 shares of common stock per note (an initial conversion price of $72.77 per share of common stock, based on the offering price of $452.89 per note). Conversion of the notes will be settled in shares of the Company’s common stock if the stock price exceeds 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion, and in cash otherwise. At June 30, 2004, 110% of the accreted conversion price was $90.98 per share. In addition, conversion may be settled in cash, common stock, or other property upon the occurrence of certain corporate events, as specified in the related indenture supplement. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company may redeem all or a portion of the convertible notes for cash at any time on or after February 15, 2006. During 2001, the Company repurchased $12.5 million principal amount at maturity of the zero coupon convertible senior notes, resulting in a $2.1 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There were no such repurchases during 2002, 2003, or the six months ended June 30, 2004. Holders may require the Company to purchase their notes at a price per note on February 15, 2006 of $552.07, on February 15, 2011 of $672.97, and on February 15, 2016 of $820.35, which may be settled in cash or common stock, or a combination of both, at the option of the Company. In addition, holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement, on or before February 15, 2006.

In May 2003, the Company issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 with interest payable semiannually on May 15 and November 15 of each year, commencing on November 15, 2003. These notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds $14.31 per share (110% of the conversion price) for at least 20 trading days of the last 30 trading days of the preceding calendar quarter; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the occurrence of certain corporate events, as specified in the related indenture supplement; and the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. The Company may not redeem the notes prior to their maturity. Holders may require the Company to purchase their notes for cash following a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement.

In March 2004, the Company issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. After March 15, 2011, the Company will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds $20.41 per share (120% of the conversion price) for at least 20 trading days of the last 30 trading days of the preceding calendar quarter; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by the Company, in which event holders will have the option to convert their notes prior to redemption; the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels; the occurrence of specified corporate distributions, as defined in the related indenture supplement; and the occurrence of a fundamental change, as defined in the related indenture supplement. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement, occurs on or before March 15, 2011, the Company may also be required to purchase the notes for cash and pay an additional make whole premium payable in the Company’s common stock upon the repurchase or conversion of the notes in connection with the fundamental change. The Company has the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require the Company to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014.

Junior Subordinated Deferrable Interest Debentures. In 1997, through Providian Capital I, a wholly owned subsidiary statutory trust, the Company issued mandatorily redeemable preferred securities, which accumulate accrued distributions that are payable semiannually. The Company has the right to defer payment of interest on the preferred securities at any time and from time to time, for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity. During any such extension period, the Company’s ability to pay dividends on its common stock would be restricted. The Company has the right to cause the redemption of the preferred securities on or after February 1, 2007, or earlier in the event of certain regulatory changes. The redemption price depends on several factors, including the date of the redemption, the present value of the principal and premium payable, and the accumulated but unpaid distributions on the preferred securities. The sole assets of Providian Capital I are $109.3 million in aggregate principal amount of the Company’s 9.525% junior subordinated deferrable interest debentures due February 1, 2027 and the right to reimbursement of expenses under a related expense agreement with the Company. The Company’s obligations under such debentures, together with its other obligations with respect to the preferred securities, constitute a full and unconditional guarantee. During 2001, the Company repurchased $6.7 million principal amount of the preferred securities and recorded a $3.1 million gain as part of non-interest income—other in the Company’s statement of income. The Company did not repurchase any of the preferred securities during 2002, 2003, or the six months ended June 30, 2004.

In accordance with FIN 46 (see Note 3 to Consolidated Financial Statements), the Company has determined that the Providian Capital I trust is a VIE and that the Company is not the primary beneficiary, as the Company would not absorb a majority of the trust’s expected losses if they were to occur. The Company adopted the provisions of FIN 46 in relation to the trust effective July 1, 2003. As a result, the Company deconsolidated the trust and no longer reports the preferred securities on its statement of financial condition. In addition, effective July 1, 2003, the Company began reporting the related interest as interest expense and its equity in the earnings of the nonconsolidated trust as non-interest income—other. At June 30, 2004, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the preferred securities in long-term borrowings and the Company’s equity investment in the trust of $5.0 million in other assets.

Note 10.  Income Taxes

The Company’s effective income tax rate was 35.0% for the three and six months ended June 30, 2004, and 39.5% for the three and six months ended June 30, 2003. The decrease in the rate is due to tax credits that the Company expects to utilize during 2004 as a result of current taxable income. The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant. The Company was not able to utilize these credits in 2002 and 2003.

Note 11.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net-of-taxes, for the six months ended June 30, 2004 and 2003 are presented in the following table.

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Cumulative Other Comprehensive Income
Balance at December 31, 2002	$9,888	$9,888
Other comprehensive income	(14,268)	(14,268)
Tax benefit	5,636	5,636
Balance at June 30, 2003	$1,256	$1,256

Balance at December 31, 2003	$(12,480)	$(12,480)
Other comprehensive income	(14,555)	(14,555)
Tax benefit	5,749	5,749
Balance at June 30, 2004	$(21,286)	$(21,286)

Note 12.  Earnings per Common Share

The following table sets forth the computation of both the basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003.

Computation of Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(dollars and number of shares in thousands, except per share data)	2004	2003	2004	2003

Income for computation of earnings per common share—basic	$69,704	$39,048	$171,438	$43,748
Interest on 3.25% convertible senior notes, net-of-taxes(1)	—	—	—	—
Income for computation of earnings per common share—assuming dilution	$69,704	$39,048	$171,438	$43,748

Weighted average common shares outstanding—basic	288,355	286,310	288,246	286,303

Restricted stock issued—non-vested	1,598	1,815	1,477	1,794
Employee stock options	4,295	1,644	4,181	678
Dilutive potential common shares(1)	5,893	3,459	5,658	2,472

Weighted average common shares outstanding—assuming dilution	294,248	289,769	293,904	288,775

Earnings per common share—basic	$0.24	$0.14	$0.59	$0.15
Earnings per common share—assuming dilution	$0.24	$0.13	$0.58	$0.15

(1)          The assumed conversion of the Company’s 3.25% convertible senior notes to 4,974,171 shares and the related reduction of $1.7 million, net-of-taxes, in interest expense for the three months ended June 30, 2004 and 2003 and $3.4 million, net-of-taxes, for the six months ended June 30, 2004 and 2003, would be antidilutive and are therefore excluded from the calculation.

The Company currently has four convertible debt issuances outstanding, consisting of its 3.25%, zero coupon, 4.00%, and 2.75% notes. See Note 9 to Consolidated Financial Statements for further discussion. Convertible notes are typically included in diluted earnings per common share calculations as shares outstanding, to the extent that they are not antidilutive. On a quarterly basis, the Company determines whether to include its outstanding 3.25% convertible senior notes in its computation of diluted earnings per common share. The Company’s zero coupon, 4.00%, and 2.75% convertible notes have been excluded from consideration in the computation of diluted earnings per common share due to significant contingent conversion requirements that have not been met.

In July 2004, the FASB Emerging Issues Task Force (“EITF”) issued a draft abstract for EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF Issue No. 04-8”). The abstract is not yet authoritative as the EITF has not confirmed its final consensus and is expected to discuss public comments at its September 2004 meeting. If the abstract is finalized in its current form, it would require the Company to include the dilutive effect of its contingently convertible notes in its calculation of diluted earnings per common share from the time of issuance of the notes, using the if-converted method prescribed by FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

As of June 30, 2004, the Company’s contingently convertible notes consisted of its zero coupon, 4.00%, and 2.75% notes. If dilutive, the assumed conversions of these notes would result in the inclusion of up to 43,823,734 shares in the Company’s diluted earnings per common share calculation. The impact of assuming conversion would be partially offset by the related add-back of debt interest expense to net income in accordance with the if-converted methodology. Additionally, if the abstract is finalized in its current form, the Company would be required to apply EITF Issue No. 04-8 by retroactively restating its diluted earnings per share for prior periods.

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

Executive Overview

During the second quarter of 2004, we continued our efforts to strengthen our financial condition and build a productive and sustainable portfolio of customer accounts supported by an appropriately sized and efficient infrastructure. Building off our progress over the past two years, we focused on four key areas of our business:

•                  Further strengthening our balance sheet and managing our liquidity position;

•                  Implementing our “New Providian” and partnership marketing strategies, with a focus on core earnings production;

•                  Further improving credit performance; and

•                  Increasing operational efficiency and further reducing our operating expenses.

Balance Sheet and Liquidity.  Our primary goals in this area have been to further strengthen capital ratios and manage our liquidity portfolio in line with our growth expectations and PNB’s Capital Plan. During the second quarter of 2004, our liquidity position decreased by $572.8 million, to $4.39 billion, while deposit levels remained relatively flat, ending the period at $9.00 billion. During the second quarter of 2004, we accessed the capital markets with the issuance of $650.0 million of two-year floating rate Providian Gateway Owner Trust 2004-B asset-backed notes that are backed by a certificate issued by the Providian Gateway Master Trust. This asset-backed transaction, as well as the issuance in the first quarter of 2004, provided us with more favorable terms than our issuances of asset-backed securities in 2003 and 2002.

Our capital position strengthened during the quarter and at the end of the second quarter of 2004 was $2.50 billion. At June 30, 2004, our shareholders’ equity and allowance for credit losses, on a combined basis, were equal to 45.0% of our reported loans. PNB continued to maintain strong levels of capital ratios during the second quarter of 2004. At June 30, 2004,

PNB’s total risk-based capital ratio on a subprime basis, including the impact of the accrued interest receivable, was 18.86%, well in excess of the 10% level we committed to achieve in our Capital Plan by June 30, 2004.

Marketing.  In the second quarter of 2004, we added approximately 564,000 gross new accounts, of which 79.4% were originated through our proprietary marketing program. Additionally, we generated managed net receivables growth of approximately $570 million during the second quarter as a result of strong balance generation from new account originations and stabilization of our older core loan portfolio. We continued to implement our growth strategy by focusing on our core “New Providian” marketing, which emphasizes delivery of products, services, and rewards specifically designed for mainstream American consumers, and entering into additional marketing arrangements with co-branding and affinity partners. We entered into 15 new marketing partnership arrangements during the second quarter of 2004, some of which are scheduled to launch over the remainder of 2004. The success of our “New Providian” and partnership marketing strategies will continue to be a critical factor in our future earnings.

Credit.  During the second quarter of 2004, we continued to improve the credit mix of our loan portfolio by originating higher-quality loans receivable. We continued to benefit from the results of enhancements in our collections processes and changes in our portfolio management strategies. These actions, combined with the overall improvement in the economy, resulted in lower delinquencies and net credit losses in the second quarter as compared to the same period in 2003. Our net credit loss rates for the three months ended June 30, 2004 were 9.10% on a reported basis and 12.53% on a managed basis, compared to 14.19% and 16.84% for the same period in 2003. Our 30+ day delinquency rates at June 30, 2004 were 4.74% on a reported basis and 6.44% on a managed basis, compared to 7.64% and 9.72% at June 30, 2003.

Operational Efficiency.  In the second quarter of 2004, we continued to recognize the benefits of streamlining our organization, which included the consolidation of the Louisville, Kentucky collections activity into other existing operational sites. The resulting reduction in our infrastructure better aligns it with expected levels of customer accounts and delinquency volumes. Reflecting these efforts, non-interest expense was $259.1 million for the second quarter of 2004, a decrease of $65.5 million from the same period in 2003. Additionally, we announced on July 7, 2004 the consolidation of our customer service operations and, as a result, that we would be closing our San Antonio, Texas site by the end of 2004.

Securitizations remain a primary source of funding for our business. Securitizations have an impact on our earnings, because we record a gain or loss on the initial sale of loans in a securitization transaction and we release the reserves associated with the securitized loans. In addition, we retain certain interests in the securitized loans, and we recognize changes in the fair value of these retained interests in current earnings. These impacts can contribute to volatility in our earnings. For example, during the second quarter of 2004, our earnings benefited from increases in interest-only strips receivable recognized from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. In addition, in 2003 and in the first quarter of 2004, our earnings benefited significantly from income recognized as a result of increases in the valuation of our retained interests caused by spread compression in the credit markets. In contrast, in 2002 the change in market discount rates had a negative impact on our earnings, due to decreases in the valuation of these interests. These fluctuations affect current period earnings; however, discounts previously recognized on retained securityholders’ interests will accrete through earnings over the duration of a securitization transaction, which may span a number of quarterly and annual reporting periods.

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

Our retained interests in the securitized loans, which consist of a seller’s interest, subordinated securityholders’ interests, interest-only strips receivable, and spread accounts, are recorded on our balance sheet in loans receivable, interest receivable, and due from securitizations. The seller’s interest is composed of senior and subordinated components. The senior seller’s interest in our securitizations represents an undivided interest in the pool of loans receivable transferred to the securitization trust that are not allocated to the securityholders’ interests. We retain the senior seller’s interest, which includes principal, interest and fees receivable, and classify it as loans receivable with a related allowance for credit losses and interest receivable on our balance sheet. The seller’s interest subordinated component is the accrued interest receivable asset (“AIR”), which represents our interest in outstanding accrued interest and fees that are initially allocated to the securityholders’ interests. The AIR is recorded in due from securitizations on our balance sheet.

We estimate the fair value of our retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, the interest payable to the securityholders, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans are expected to be outstanding. For spread accounts, we estimate their fair value through a discounted cash flow analysis based on projected repayments of existing spread account balances, generally at the maturity of the securitization. The fair value of our retained subordinated securityholders’ interests and spread accounts generally vary with the movement in market rates for comparable investments. Historically, we have not incurred a loss of invested principal on assets held through their final payment date and our valuations do not reflect such a loss of principal. The fair values of our interest-only strips receivable vary primarily with changes in our forecast of excess servicing. Estimated excess servicing fluctuates based on the expected performance of the securitized loans.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest and fee income, coupon rates, net credit losses, and discount rates we use in our estimates. Changes in loan performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Complex judgment is required in the selection and use of these factors. Judgments and results that differ from our projections can result in a material impact on our balance sheet and income statement. As an example of the sensitivity of one assumption, at June 30, 2004, a 10% increase in the discount rates used in valuing the cash flows from our retained subordinated interests would result in a decrease in their fair value of approximately $28.1 million. The sensitivity of key assumptions used in valuing our retained subordinated interests is discussed in Note 7 to our Consolidated Financial Statements, “Securitization or Sale of Receivables.”

At the time of a securitization, we determine whether the retained subordinated securityholders’ interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans with respect to holding or selling the assets, and can vary among different securitizations and different retained interests. Our existing retained subordinated securityholders’ interests are securities measured as investments held for trading. Changes to unrealized gains and losses on investments held for trading are included in current period earnings. Changes to unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity, as other comprehensive income. If there is a determination that such available-for-sale assets have been permanently impaired, unrealized losses are reported as servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings. Designation of these assets as held for trading can have a material impact on the timing of unrealized gains and losses recognized in earnings, but not shareholders’ equity.

Allowance for Credit Losses.  We maintain an allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the existing loans receivable on our balance sheet. The amount of the allowance is determined based on an analysis of historical quantitative risk factors that include customer risk scores, delinquency roll rates, principal credit loss rates, bankruptcies, and other customer characteristics. The risk scores used in determining the allowance measure a customer’s credit risk based on a combination of proprietary and external risk models. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency. These factors are used to estimate the likelihood that a loan receivable will charge off. In evaluating the adequacy of this quantitative analysis, management also takes into consideration environmental credit risk factors affecting the portfolio’s credit performance and makes appropriate adjustments to the allowance. These factors include the impact of general economic conditions on a customer’s ability to pay, trends in loan portfolio volume, seasoning, geographic concentrations, and the impact of recent modifications to loan review and underwriting procedures on the credit quality of the loans receivable portfolio. We also validate the adequacy of the allowance by comparing coverage ratios to our actual loss experience and to that of other credit card lenders.

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

If different assumptions were made regarding estimated net credit losses, our financial position and results of operations could differ materially. For example, a 10% increase in the projected net credit losses estimated at June 30, 2004 would result in an increase of approximately $60.0 million in the allowance for credit losses and the provision for credit losses.

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

Consistent with our method of calculating the allowance for credit losses, we use multiple scenarios and alternative methods to establish a range of reasonable levels of estimated uncollectible interest and fees, from which we determine the suppressed amounts when we record estimated collectible interest and fee income. We utilize historical charge-offs, delinquency roll rates, bankruptcy rates, customer risk scores, and loans receivable balance composition data to calculate the estimated uncollectible portion of accrued interest and fees. The risk scores used in determining the estimated uncollectible interest and fees measure a customer’s credit risk based upon proprietary risk models. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency.

If different assumptions were made regarding estimated uncollectible interest and fees, our financial position and results of operations could differ materially. For example, a 10% increase in the projected uncollectible interest and fees estimated at June 30, 2004 would result in decreases of approximately $2.7 million to interest income and $16.2 million to non-interest income.

Earnings Summary

The following discussion provides a summary of our earnings for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

Net income was $69.7 million, or $0.24 per diluted share, for the three months ended June 30, 2004, compared to $39.0 million, or $0.13 per diluted share, in the same period of 2003. Net income was $171.4 million, or $0.58 per diluted share, for the six months ended June 30, 2004, compared to $43.7 million, or $0.15 per diluted share, in the same period of 2003.

For the three months ended June 30, 2004, net revenue (net interest income plus non-interest income) was $548.3 million, compared to $521.1 million for the three months ended June 30, 2003, an increase of $27.2 million. For the six months ended June 30, 2004, net revenue was $1.06 billion, compared to $1.12 billion for the six months ended June 30, 2003, a decrease of $59.3 million.

The increase in net revenue for the second quarter of 2004 compared to the second quarter of 2003 was primarily due to an increase in servicing and securitization income. The decrease in net revenue for the six months ended June 30, 2004 is comprised of a $75.5 million decrease in net interest income, partially offset by a $16.2 million increase in non-interest income. The decrease in net interest income was primarily driven by a reduction in loans receivable and a decrease in the yield on outstanding loans receivable as we shifted our marketing strategy to generating a larger proportion of higher credit quality loans receivable and to managing our existing portfolio through selective, risk-based pricing. The increase in non-interest income for the six months ended June 30, 2004 was attributable to a $171.6 million increase in servicing and securitization income, primarily resulting from increases in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an overall favorable change in market discount rates, and higher levels of interest-only strips receivable recognized due to increases in forecasted excess servicing associated with continuing improvements in delinquencies and credit losses. This increase in non-interest income was partially offset by a decrease in credit product fee income of $133.6 million, as a result of lower average loans receivable and our transition to higher-quality credit card account originations, and a decrease in other non-interest income of $21.8 million due to the inclusion in the first half of 2003 of gains associated with the sale of investment securities and income from operations that were subsequently sold.

Our provision for credit losses was $182.0 million for the quarter ended June 30, 2004, an increase of $50.0 million from the second quarter of 2003 provision of $132.0 million. For the six months ended June 30, 2004, our provision for credit losses was $270.9 million, a decrease of $123.0 million from the six months ended June 30, 2003 provision of $393.8 million. The increase in the provision for the second quarter of 2004 compared to the same period in 2003 is primarily a result of growth in our reported loans receivable during the current quarter. The decrease in the provision for the six months ended June 20, 2004 and the reduction in our loan loss coverage ratio from 12.20% at June 30, 2003 to 8.72% at June 30, 2004 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality credit card account originations, improvements in the U.S. economy, and changes in our portfolio management and collections strategies and processes.

For the quarter ended June 30, 2004, non-interest expense decreased $65.5 million to $259.1 million, compared to $324.6 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, non-interest expense decreased $127.8 million to $525.1 million, compared to $652.9 million for the six months ended June 30, 2003. These year over year reductions are primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and lower collection costs resulting from our lower average loans receivable balances and lower delinquencies due to higher-quality account originations and certain credit risk management operations strategies that we implemented.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense from deposits and borrowings.

Reported net interest income for the three months ended June 30, 2004 was $118.7 million, compared to $127.8 million for the same period in 2003, a decrease of $9.1 million. Reported net interest income for the six months ended June 30, 2004 was $232.7 million, compared to $308.2 million for the same period in 2003, a decrease of $75.5 million. The decline in reported interest income year over year reflects our continuing efforts to create a higher-quality loan portfolio and the sale of Providian Bank loans in the third quarter of 2003, which resulted in reductions in loans receivable and decreases in the yield on outstanding loans receivable. The average loans receivable decreased by $548.0 million from $7.09 billion in the six months ending June 30, 2003 to $6.54 billion in the six months ending June 30, 2004. In addition, the yield on our reported loans receivable decreased to 13.07% for the six months ended June 30, 2004 from 15.74% for the six months ended June 30, 2003, as the mix of our portfolio reflected a growing proportion of higher-quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Partially offsetting the negative impact to our yield from the change in the mix of our loan portfolio was an increase in the level of interest income we estimate will become collectible (i.e., a reduction of the suppressed amounts). For the three months ended June 30, 2004 and 2003, reported interest income was reduced by $20.2 million and $38.7 million as a result of the impact of the suppression methodology. For the six months ended June 30, 2004 and 2003, reported interest income was reduced by $37.4 million and $85.5 million as a result of the impact of the suppression methodology. Under the suppression methodology, the interest accrued on loans that we estimate to be uncollectible is not recognized as interest income on our income statement and is not included in loans receivable on our balance sheet. In addition, interest income is reduced by the reversal of accrued interest included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off.

For the three months ended June 30, 2004, interest expense was $123.0 million, compared to $163.9 million for the same period in 2003, a decrease of $40.9 million. For the six months ended June 30, 2004, interest expense was $256.7 million, compared to $335.7 million for the same period in 2003, a decrease of $79.0 million. Consistent with the decline in our average loan balances and with our banking subsidiary’s Capital Plan, we decreased the level of our deposit funding. The year over year decrease in interest expense reflects the lower average deposits and lower interest rates paid.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2004 and 2003.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended June 30,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Loans receivable	$6,610,851	$209,621	12.68%	$6,684,358	$247,740	14.83%
Interest-earning cash and cash equivalents	524,252	1,187	0.91%	345,421	961	1.11%
Federal funds sold	715,993	1,826	1.02%	4,544,588	13,610	1.20%
Investment securities	3,075,349	13,730	1.79%	1,703,080	12,722	2.99%
Other	624,772	15,346	9.83%	770,918	16,639	8.63%
Total interest-earning assets	11,551,217	$241,710	8.37%	14,048,365	$291,672	8.30%

Allowance for credit losses	(602,809)			(923,585)
Other assets	2,528,929			3,334,830

Total assets	$13,477,337			$16,459,610

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$8,854,802	$106,746	4.82%	$12,375,355	$153,153	4.95%
Borrowings	1,444,375	16,257	4.50%	978,114	10,714	4.38%
Total interest-bearing liabilities	10,299,177	$123,003	4.78%	13,353,469	$163,867	4.91%

Other liabilities	740,350			841,152
Total liabilities	11,039,527			14,194,621

Capital securities	—			104,332

Shareholders’ equity	2,437,810			2,160,657

Total liabilities and shareholders’ equity	$13,477,337			$16,459,610

Net Interest Income and Spread		$118,707	3.59%		$127,805	3.39%

Statement of Average Balances, Income and Expense, Yields and Rates

	Six months ended June 30,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Loans receivable	$6,542,084	$427,521	13.07%	$7,090,093	$558,080	15.74%
Interest-earning cash and cash equivalents	474,523	2,189	0.92%	279,155	1,521	1.09%
Federal funds sold	1,580,435	8,105	1.03%	3,885,494	23,436	1.21%
Investment securities	2,455,871	23,816	1.94%	1,770,756	29,178	3.30%
Other	636,017	27,737	8.72%	801,895	31,656	7.90%
Total interest-earning assets	11,688,930	$489,368	8.37%	13,827,393	$643,871	9.31%

Allowance for credit losses	(624,165)			(1,013,591)
Other assets	2,482,187			3,621,858

Total assets	$13,546,952			$16,435,660

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$9,164,226	$221,642	4.84%	$12,452,860	$314,375	5.05%
Borrowings	1,343,806	35,073	5.22%	960,174	21,337	4.44%
Total interest-bearing liabilities	10,508,032	$256,715	4.89%	13,413,034	$335,712	5.01%

Other liabilities	639,009			797,031
Total liabilities	11,147,041			14,210,065

Capital securities	—			104,332

Shareholders’ equity	2,399,911			2,121,263

Total liabilities and shareholders’ equity	$13,546,952			$16,435,660

Net Interest Income and Spread		$232,653	3.48%		$308,159	4.30%

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

Rate-Volume Variance Analysis

	Three months ended June 30,			Six months ended June 30,
	2004 vs. 2003			2004 vs. 2003
(dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Rate		Volume	Rate

Interest Income
Loans receivable	$(38,119)	$(2,687)	$(35,432)	$(130,559)	$(40,867)	$(89,692)
Federal funds sold	(11,784)	(10,003)	(1,781)	(15,331)	(12,257)	(3,074)
Investments and other securities	(59)	4,504	(4,563)	(8,613)	3,011	(11,624)
Total interest income	(49,962)	(8,186)	(41,776)	(154,503)	(50,113)	(104,390)

Interest Expense
Interest-bearing deposits	(46,407)	(42,485)	(3,922)	(92,733)	(80,117)	(12,616)
Borrowings	5,543	5,242	301	13,736	9,541	4,195
Total interest expense	(40,864)	(37,243)	(3,621)	(78,997)	(70,576)	(8,421)

Net Interest Income	$(9,098)	$29,057	$(38,155)	$(75,506)	$20,463	$(95,969)

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

We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We segregate loans into general risk classifications for each product type. We combine quantitative factors (including customer risk scores, historical delinquency roll rates, historical credit loss rates, and other customer characteristics) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses.

The environmental credit risk factors are consistent with applicable bank regulatory guidelines and reflect our assessment of general macroeconomic conditions, trends in loan portfolio volume and seasoning, geographic concentrations, and modifications to loan review and underwriting procedures, among other factors. We compare allowances established in prior periods with subsequent actual credit losses and perform a peer group comparative analysis of lagged loss rates to coverage ratios. We derive our coverage ratios by dividing the allowance for credit losses by the reported loans outstanding at period end.

Allowance for Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$568,810	$978,202	$625,886	$1,012,461
Provision for credit losses	182,017	120,129	270,869	381,944
Fair value adjustment—loans held for securitization or sale(1)	—	11,875	—	11,875
Credit losses	(178,622)	(299,637)	(367,440)	(640,975)
Recoveries	28,274	62,525	71,164	107,789
Credit losses on loans held for securitization or sale(1)	—	(171,606)	—	(171,606)
Balance at end of period	$600,479	$701,488	$600,479	$701,488

Reported loans receivable at period end(2)	$6,883,942	$5,750,962

Coverage ratios at period end	8.72%	12.20%

(1)          The 2003 fair value adjustment—loans held for securitization or sale of $11.9 million reflects an increase in the allowance for credit losses as a result of the mark to market of Providian Bank (“PB”) loans receivable reclassified as loans held for securitization or sale as of June 30, 2003. The decrease in the allowance for credit losses of $171.6 million as of June 30, 2003 represents the allowance for credit losses that was transferred to loans held for securitization or sale with the par value of the PB loans, as part of the adjustment to the fair value of $667.1 million.

(2)          The June 30, 2003 loans receivable balance excludes market value adjustments of $(1.3) million under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). There were no such market value adjustments at June 30, 2004. In addition, the 2003 loans receivable balance excludes loans held for securitization or sale of $667.1 million.

The decrease in both the dollar amount of the allowance for credit losses and the coverage ratio (the allowance for credit losses as a percentage of reported loans receivable) as of June 30, 2004 compared to June 30, 2003 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations, improvements in the U.S. economy, and changes in our portfolio management and collections strategies and processes. As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may make adjustments that would result in further changes to the coverage ratio, which would impact our provision for credit losses.

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

As of June 30, 2004 and 2003, the total principal amount of securitized loans outstanding was $10.08 billion and $11.04 billion. For the three months ended June 30, 2004, servicing and securitization income was $288.2 million, an increase of $125.5 million from $162.7 million in the second quarter of 2003. Servicing and securitization income increased for the second quarter of 2004 as compared to the same period of 2003 due to increases in interest-only strips receivable recognized from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. Partially offsetting the positive income fluctuation described above, servicing and securitization income in the second quarter of 2004 included a $35.3 million charge from a decrease in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to unfavorable changes in market discount rates used to determine the fair value of these assets. The increase in the discount rates was primarily due to factors not within the control of the Company, such as the improving U.S. economy and the rising interest rate environment, partially offset by continuing credit spread tightening in the asset-backed securities market. Additionally, servicing and securitization income in the second quarter of 2004 included lower discount accretion related to decreased average retained subordinated securityholders’ interests and spread account balances as compared to the same period in 2003.

For the six months ended June 30, 2004, servicing and securitization income was $525.0 million, an increase of $171.6 million from $353.3 million in the second half of 2003. This increase for the six months ended June 30, 2004 is due to similar factors addressed above regarding the second quarter of 2004, such as recognition of higher levels of interest-only strips receivable, partially offset by lower discount accretion from retained securityholders’ interests and lower levels of spread account balances. In contrast to the second quarter servicing and securitization income, the six months ended June 30, 2004 includes a $21.9 million net benefit from the increase in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an overall favorable change in the six-month period in market discount rates when comparing these periods. The factors driving discount rate changes are described above.

Under the suppression methodology, we do not recognize income associated with the interest and fees on securitized loans that we estimate to be uncollectible as servicing and securitization income on the income statement or as due from securitizations on the balance sheet. In addition, servicing and securitization income is reduced by the reversal of accrued interest and fees included in due from securitizations (to the extent not previously suppressed), when the principal amount of a securitized loan is charged off. For the three months ended June 30, 2004 and 2003, the amount of servicing and securitization income not recognized as a result of the impact of the suppression methodology was $103.8 million and $153.5 million. For the six months ended June 30, 2004 and 2003, the amount of servicing and securitization income not recognized as a result of the impact of the suppression methodology was $212.3 million and $294.7 million.

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

For the three months ended June 30, 2004, credit product fee income was $137.1 million, a decrease from $219.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, credit product fee income was $286.2 million, a decrease from $419.8 million for the six months ended June 30, 2003. These year over year decreases reflect lower average loans receivable and our transition to higher-quality credit card account originations, which resulted in lower late and overlimit fees and lower cardholder service product and annual membership fee revenue.

In accordance with GAAP, we capitalize direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. Effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction to credit product fee income. Previously, amortized loan origination costs were reported as non-interest expense—solicitation and advertising. This reclassification of expenses had no material impact on our income statement.

Under the suppression methodology, we do not recognize fees on loans that we estimate to be uncollectible as credit product fee income on our income statement or as loans receivable on our balance sheet. In addition, credit product fee income is reduced by the reversal of accrued fees included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off. For the three months ended June 30, 2004 and 2003, the amount of credit product fee income not recognized as a result of the impact of the suppression methodology was $28.8 million and $51.6 million. For the six months ended June 30, 2004 and 2003, the amount of credit product fee income not recognized as a result of the impact of the suppression methodology was $56.4 million and $110.6 million. The decrease in the amount of suppressed income for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is consistent with the decrease in credit product fee income as discussed above.

Other.  Non-interest income—other was $4.4 million and $11.0 million for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, non-interest income—other was $15.9 million and $37.7 million. These decreases are primarily a result of decreases in realized net gains on investment securities and net gains on derivative instruments, partially offset by installment payments received from the sale of a limited partnership investment and income related to limited partnership investments accounted for under the equity method. Additionally, non-interest income—other decreased during the first half of 2004 as compared to the same period in 2003 due to the inclusion in 2003 of income from operations that were subsequently sold.

Non-Interest Expense

Non-interest expense includes salary and employee benefits costs, loan solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three and six months ended June 30, 2004 and 2003. Overall, the decrease in non-interest expense reflects our efforts to increase operational efficiency and align our operations with the reduction in our loans receivable portfolio.

Summary of Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Salaries and employee benefits	$70,048	$95,856	$151,528	$192,831
Solicitation and advertising	65,410	53,527	117,981	118,905
Occupancy, furniture, and equipment	22,026	31,793	48,239	60,476
Data processing and communication	27,050	32,411	54,098	63,081
Other	74,559	110,987	153,253	217,589
Total non-interest expense	$259,093	$324,574	$525,099	$652,882

Salary and employee benefits costs include staffing costs associated with marketing, customer service, collections, and administration. In the second half of 2003, as part of our strategy of enhancing operational efficiency, we entered into agreements to outsource certain information technology functions. These include agreements with Accenture, which provides the Company with technology application development and maintenance services, and Computer Sciences Corporation, which provides desktop, help desk, server, security administration, e-mail, and network infrastructure services. As a result, these outsourcing arrangements have reduced, and we expect that they will continue to result in reduced, salaries and employee benefits expense with a partial offsetting increase in other non-interest expense items during the remainder of 2004.

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. Second quarter 2004 solicitation and advertising expense increased over second quarter 2003 levels, reflecting an increase in our marketing and account solicitation activity.

As discussed in “—Non-Interest Income—Credit Product Fee Income,” effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction to non-interest income—credit product fee income. Prior to January 1, 2004, these costs were reported as non-interest expense—solicitation and advertising. This reclassification of expenses had no material impact on our income statement.

In connection with workforce reductions and the closure of facilities, we record charges related to employee severance, premises, equipment, and furniture lease expenses, fixed asset write-downs, and disposition costs. At June 30, 2004, we had $7.6 million accrued for remaining costs expected to be paid, primarily for premises, equipment, and furniture lease costs associated with property no longer in use. This amount included $1.8 million for costs associated with the closure of our facilities in Louisville, Kentucky in January 2004. In connection with the closure of our Louisville facilities, we also recognized $3.4 million of severance and fixed asset write-down expense during the first quarter of 2004. Additionally, to consolidate our customer service operations and continue to enhance our operational efficiency, we plan to close our facilities in San Antonio, Texas beginning in the third quarter of 2004 and expect to recognize related charges during the third and fourth quarters of 2004.

Non-interest expense—other includes operational expenses such as collection costs, fraud losses, and bankcard association assessments. For the three months ended June 30, 2004 and 2003, collection costs were $18.2 million and $42.3 million. For the six months ended June 30, 2004 and 2003, collection costs were $39.9 million and $97.0 million. The year over year decreases in collection costs are primarily the result of our lower average loans receivable balances and lower delinquencies due to higher-quality credit card account originations and certain credit risk management operations strategies that we implemented.

Income Taxes

We recognized income tax expense of $37.5 million and $25.5 million for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, we recognized income tax expense of $92.3 million and $28.6 million. Our effective income tax rates were 35.0% for the three and six months ended June 30, 2004, and 39.5% for the three and six months ended June 30, 2003. The decrease in the rate for 2004 is due to tax credits that we expect to utilize during 2004 as a result of current taxable income. The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant. We were not able to utilize these credits in 2002 and 2003.

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

The securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ certificates and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of senior and subordinated investor interests. The senior securityholders’ interests are sold to third party investors and supported with various forms of credit enhancement. When we enter into a securitization transaction, we receive cash proceeds from the sale of securities to third parties, remove the securitized loans and related allowance for credit losses from our balance sheet, and record the retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. See “—Overview of Critical Accounting Policies.”

During the three months ended June 30, 2004, we securitized $802.5 million of loans receivable, which was offset by reductions in securitized loans of $920.8 million from the repayment of certain series and a reduction in the invested amount of the variable funding series. We did not enter into any new securitizations during the three months ended June 30, 2003. During the six months ended June 30, 2004 and 2003, we securitized $1.72 billion and $1.09 billion of loans receivable, which was offset by reductions in securitized loans of $1.97 billion and $2.44 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. We recognized a net gain of $7.6 million in the three months ended June 30, 2004 from the initial sale of investor interests to third party investors, the recognition of a gain from the interest-only strip receivable, and the loss from the discounts recognized on other retained interests. We recognized net losses of $6.5 million and $16.2 million in the six months ended June 30, 2004 and 2003 from the initial sale of investor interests to third party investors,  the recognition of a gain from the interest-only strip receivable, and the loss from the discounts recognized on other retained interests. These amounts exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

 The total amounts of our securitized loans as of June 30, 2004 and December 31, 2003 were $10.08 billion and $10.33 billion. The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the loans receivable transferred in our securitizations and reported in due from securitizations at June 30, 2004 and December 31, 2003.

Due from Securitizations

(dollars in thousands)	June 30, 2004	December 31, 2003
Retained subordinated securityholders’ interests	$1,205,281	$1,176,316
Interest-only strips receivable	385,094	228,856
Spread accounts	332,612	403,802
Accrued interest receivable	351,826	397,951
Other(1)	150,364	171,038
Total due from securitizations	$2,425,177	$2,377,963

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

Reconciliation of Selected Reported Earnings

to Selected Managed Earnings

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Adjusted Margin:
Reported
Interest income from loans	$209,621	$247,740	$427,521	$558,080
Allocated interest expense	(70,395)	(77,968)	(143,684)	(172,153)
Credit product fee income	137,064	219,614	286,208	419,807
Net credit losses	(150,348)	(237,112)	(296,276)	(533,186)
Adjusted margin	125,942	152,274	273,769	272,548

Securitization Adjustments
Interest income from loans	$493,677	$581,855	$998,732	$1,167,852
Allocated interest expense	(56,245)	(70,657)	(116,089)	(142,282)
Credit product fee income	124,242	92,912	251,751	252,790
Net credit losses	(375,057)	(522,663)	(808,701)	(1,061,131)

Managed
Interest income from loans	$703,298	$829,595	$1,426,253	$1,725,932
Allocated interest expense	(126,640)	(148,625)	(259,773)	(314,435)
Credit product fee income	261,306	312,526	537,959	672,597
Net credit losses	(525,405)	(759,775)	(1,104,977)	(1,594,317)
Adjusted margin	$312,559	$233,721	$599,462	$489,777

Net Interest Income:
Reported
Interest income from loans	$209,621	$247,740	$427,521	$558,080
Interest income from investments	32,089	43,932	61,847	85,791
Interest expense	(123,003)	(163,867)	(256,715)	(335,712)
Net interest income	118,707	127,805	232,653	308,159

Securitization Adjustments
Interest income from loans	$493,677	$581,855	$998,732	$1,167,852
Interest income from investments	(14,104)	(14,740)	(25,166)	(27,749)
Interest expense	(40,932)	(45,403)	(82,901)	(93,258)

Managed
Interest income from loans	$703,298	$829,595	$1,426,253	$1,725,932
Interest income from investments	17,985	29,192	36,681	58,042
Interest expense	(163,935)	(209,270)	(339,616)	(428,970)
Net interest income	$557,348	$649,517	$1,123,318	$1,355,004

Reconciliation of Selected Reported Financial Data

to Selected Managed Financial Data

	June 30,	December 31,	June 30,
(dollars in thousands)	2004	2003	2003

Selected Financial Data:
Reported
Period End:
Delinquent loans	$326,011	$417,131	$490,103
Loans receivable(1)	6,883,942	6,281,403	6,418,050
Total assets	13,592,270	14,275,347	16,206,238

Three-Month Average:
Loans receivable(1)	$6,610,851	$5,934,473	$6,684,358
Earning assets	11,551,217	12,368,033	14,048,365
Total assets	13,477,337	14,815,957	16,459,610

Securitization Adjustments
Period End:
Delinquent loans	$784,147	$1,156,096	$1,240,137
Loans receivable	10,361,415	10,653,351	11,381,475
Total assets	8,660,783	8,923,017	8,924,990

Three-Month Average:
Loans receivable	$10,167,072	$10,732,942	$11,361,078
Earning assets	10,167,072	10,732,942	11,361,078
Total assets	8,599,879	8,529,245	8,924,990

Managed
Period End:
Delinquent loans	$1,110,158	$1,573,227	$1,730,240
Loans receivable(1)	17,245,357	16,934,754	17,799,525
Total assets	22,253,053	23,198,364	25,131,228

Three-Month Average:
Loans receivable(1)	$16,777,923	$16,667,415	$18,045,436
Earning assets	21,718,289	23,100,975	25,409,443
Total assets	22,077,216	23,345,202	25,384,600

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

Loan Performance Statistics

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Reported
Net interest margin on average loans(1)	8.42%	10.16%	8.68%	10.88%
Net interest margin on average earning assets	4.11%	3.64%	3.98%	4.46%
Adjusted margin on average loans(2)	7.61%	9.11%	8.37%	7.68%
Return on average assets	2.07%	0.95%	2.53%	0.53%

Managed
Net interest margin on average loans(3)	13.75%	15.09%	13.94%	15.26%
Net interest margin on average earning assets	10.27%	10.22%	10.26%	10.74%
Adjusted margin on average loans(4)	7.45%	5.18%	7.17%	5.29%
Return on average assets	1.26%	0.62%	1.55%	0.34%

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

Net Interest Margin.  Our reported net interest margin on average loans decreased to 8.42% for the second quarter of 2004, from 10.16% for the same period in 2003. Managed net interest margin on average loans decreased to 13.75% for the second quarter of 2004, from 15.09% for the same period in 2003. The yield on our reported loans receivable decreased to 12.68% for the second quarter of 2004, from 14.83% for the same period in 2003. The yield on managed loans receivable decreased to 16.77% for the second quarter of 2004, from 18.39% for the same period in 2003. The lower yields in the three and six months ended June 30, 2004 are primarily a result of our continuing efforts to generate a higher-quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold and securities purchased under resale agreements, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our balance sheet. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets increased to 4.11% for the quarter ended June 30, 2004 from 3.64% for the quarter ended June 30, 2003. The managed net interest margin on average earning assets increased to 10.27% for the quarter ended June 30, 2004 from 10.22% for the quarter ended June 30, 2003. These increases for the second quarter of 2004 reflect the impact of lower average earning assets and lower interest expense due to decreased levels of deposit funding.

The decrease in net interest margins on average earning assets for the six months ended June 30, 2004 primarily reflects the impact from lower yields earned on our reported and managed earning assets.

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

Reported adjusted margins for the quarter ended June 30, 2004 were $125.9 million and 7.61%, compared to $152.3 million and 9.11% for the quarter ended June 30, 2003. Reported adjusted margins for the six months ended June 30, 2004 were $273.8 million and 8.37%, compared to $272.5 million and 7.68% for the six months ended June 30, 2003. The adjusted margins for the three months ended June 30, 2004 decreased primarily due to lower fee income and lower yields on reported loans outstanding, partially offset by lower net credit losses during the period. The adjusted margins for the six months ended June 30, 2004 increased primarily due to lower net credit losses, partially offset by lower yields and reduced fee income associated with our transition to higher-quality accounts.

Managed adjusted margins for the quarter ended June 30, 2004 were $312.6 million and 7.45%, compared to $233.7 million and 5.18 % for the quarter ended June 30, 2003. Managed adjusted margins for the six months ended June 30, 2004 were $599.5 million and 7.17%, compared to $489.8 million and 5.29% for the six months ended June 30, 2003. The increases in the managed adjusted margins are primarily due to a decrease in net credit losses, partially offset by lower average managed loans and lower yields and lower fee income associated with our transition to higher-quality accounts.

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

We measure the credit performance of our portfolio of loans receivable through two key rates, the 30+ day delinquency rate and the net credit loss rate. The 30+ day delinquency rate on reported loans was 4.74% as of June 30, 2004, compared to 6.64% as of December 31, 2003 and 7.64% as of June 30, 2003. The 30+ day delinquency rate on managed loans was 6.44% as of June 30, 2004, compared to 9.29% as of December 31, 2003 and 9.72% as of June 30, 2003. The reported net credit loss rate was 9.10% for the quarter ended June 30, 2004, compared to 14.19% for the quarter ended June 30, 2003. The managed net credit loss rate was 12.53% for the quarter ended June 30, 2004, compared to 16.84% for the quarter ended June 30, 2003.

The improved performance over the past year in both our reported and managed 30+ day delinquency rates and our reported and managed net credit loss rates reflects the impact of higher-quality credit card account originations, revised credit line and pricing strategies for existing customers, new collection and credit policies and practices, and improving conditions in the U.S. economy.

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

Subsequently, we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of generating a higher-quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. As part of this shift in our strategy, we discontinued all new account marketing to the standard segment. In mid-2002, we introduced a balanced strategy of originating new loans across the broad middle to prime market segments, and subsequently refined our strategy to focus on the parts of the middle and prime segments that we expect to be most profitable. Under our new marketing programs, we target higher credit quality prospects from these more attractive segments of the market. We expect to generate higher credit quality loans through our proprietary marketing program, which emphasizes the portion of the market we refer to as mainstream America, and through our new partnership marketing program, which uses highly targeted marketing criteria to market our credit card products to creditworthy individuals associated with various groups.

Consistent with the changes in our strategy for new account acquisitions, we altered our portfolio management strategy for existing customers. We selectively repriced loans and reduced credit lines for accounts that exhibited increased risk levels. To strengthen and extend our relationships with our best customers, we improved our process to selectively provide product upgrades, improve pricing, and increase credit lines when appropriate. In addition, in August 2003 we sold $859.6 million in credit card balances owned by PB. Since the majority of PB’s loan portfolio consisted of higher-risk accounts, this transaction had the effect of improving the credit quality mix of the assets remaining.

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

In the first quarter of 2003, we modified our loan re-aging practice for reclassifying a delinquent account to current status based upon qualifying payments. As modified, accounts are eligible for a re-age not more than once in a 12-month period and not more than twice within any 60-month period.  In March 2004, we re-aged certain accounts of customers who had opened their accounts prior to February 16, 1999, but whose re-aging history had not been tracked prior to February 16, 1999. We estimate that this re-aging resulted in a 16 basis point reduction to the reported 30+ day delinquency rate at March 31, 2004. The impact to the reported net credit loss rate was not significant.

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

Delinquent Loans

	June 30, 2004		December 31, 2003
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding(1)	$6,883,942	100.00%	$6,281,403	100.00%
Loans delinquent
30-59 days	$106,713	1.55%	$128,467	2.05%
60-89 days	76,073	1.11%	94,916	1.51%
90 or more days	143,225	2.08%	193,748	3.08%
Total loans delinquent	$326,011	4.74%	$417,131	6.64%

Securitized
Loans outstanding(2)	$10,361,415		$10,653,351
Loans delinquent
30-59 days	$251,973		$346,630
60-89 days	183,179		269,107
90 or more days	348,995		540,359
Total loans delinquent	$784,147		$1,156,096

Managed
Loans outstanding(1)	$17,245,357	100.00%	$16,934,754	100.00%
Loans delinquent
30-59 days	$358,686	2.08%	$475,097	2.81%
60-89 days	259,252	1.50%	364,023	2.15%
90 or more days	492,220	2.86%	734,107	4.33%
Total loans delinquent	$1,110,158	6.44%	$1,573,227	9.29%

(1)          Balances exclude market value adjustments related to the fair value of designated financial instruments of $(0.4) million at December 31, 2003. There were no such market value adjustments at June 30, 2004.

(2)          Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on the Company’s balance sheet.

Net Credit Losses. We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Overview of Critical Accounting Policies.” After a loan is charged off, we continue collection activity to the extent legally permissible. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period principal recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on the principal portion of previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge-off trends, market conditions, and credit loss performance targets for the period. The proceeds recognized from these sales of charged-off receivables on a reported basis were $13.0 million and $39.8 million for the three and six months ended June 30, 2004, as compared to $28.0 million and $49.3 million for the three and six months ended June 30, 2003. The proceeds recognized from such sales on a managed basis were $43.5 million and $111.8 million for the three and six months ended June 30, 2004, as compared to $75.2 million and $123.3 million for the three and six months ended June 30, 2003. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 90 days.

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

Reported net credit loss rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balances of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans receivable in the securitization trust declines, will generally also increase our reported net credit loss rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the trust loans receivable currently have higher net credit loss rates than our reported loans receivable. As a result, short-term fluctuations in the reported net credit loss rate are not necessarily a reliable indicator of trends in our asset quality.

Net Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Reported
Average loans outstanding(1)(2)	$6,610,851	$6,684,358	$6,542,084	$7,090,093
Net credit losses(3)	$150,348	$237,112	$296,276	$533,186
Net credit losses as a percentage of average loans outstanding	9.10%	14.19%	9.06%	15.04%

Securitized
Average loans outstanding(4)	$10,167,072	$11,361,078	$10,199,244	$11,406,301
Net credit losses	$375,057	$522,663	$808,701	$1,061,131

Managed
Average loans outstanding(1)(2)	$16,777,923	$18,045,436	$16,741,328	$18,496,394
Net credit losses(3)	$525,405	$759,775	$1,104,977	$1,594,317
Net credit losses as a percentage of average loans outstanding	12.53%	16.84%	13.20%	17.24%

(1)          Balances exclude SFAS No. 133 market value adjustments of $(1.3) million for the three months ended June 30, 2003, and $(0.2) million and $2.4 million for the six months ended June 30, 2004 and 2003.

(2)          The 2003 average loans outstanding include loans held for securitization or sale at par.

(3)          The 2003 net credit losses exclude estimated net credit losses on loans held for securitization or sale of $171.6 million.

(4)          Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on the Company’s balance sheet.

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Our loans receivable accrue interest at rates that are either fixed or float at a spread above the prime rate. At June 30, 2004, 73.4% of our reported loans receivable and 72.8% of our managed loans receivable had interest rates that were floating. While our fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

The principal objective of our interest rate risk management activities is to monitor and control our exposure to adverse effects resulting from movements of interest rates over time. We generally seek to strike a balance between hedging net interest income and hedging the present value of net interest income. To measure exposure to interest rate changes, we use multiple complementary measures of risk to current net interest income and the present value of net interest income under a number of scenarios and rate changes. We typically model the impact of rate changes on current net interest income over a three-year period and the impact on the present value of net interest income over a longer horizon. When estimated risk exposure exceeds our guidelines, we seek to mitigate the risk through the use of matching and hedging techniques as described below.

The following table illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at June 30, 2004, using our interest rate risk model and taking into consideration our current hedging activity as of June 30, 2004.

Estimated Effects of Interest Rate Changes

Change in Interest Rates	Percentage Change in Managed Net Interest Income(1)
+ 200 basis points	3.4%
- 200 basis points	(0.1)%

(1)          The information shown is presented on a consolidated managed asset/liability basis, giving effect to derivatives, securitizations, and related funding. It compares managed net interest income over 12 months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points. We do not in the normal course of business derive comparable interest rate sensitivity of net interest income on a reported basis. In the opinion of management, such comparable projections on a reported basis would not provide a significant benefit in understanding our expected future performance.

Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of June 30, 2004 we modeled the repricing behavior of our fixed rate credit card loans based on an amortization schedule which results in approximately 50% of the original balance being repriced by the 15th month. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

We generally seek to mitigate risks to earnings and capital arising from movements in interest rates. The main tools we use to manage our interest rate sensitivity are investment decisions, pricing decisions on our loans receivable, and when deemed appropriate derivatives, including interest rate swap and cap agreements. We do not trade our derivative positions or use derivatives to speculate on interest rate movements, and we believe our use of such instruments is prudent and consistent with industry standards.

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Interest Rate Swap Agreements
Beginning balance	$288,200	$818,200	$288,200	$918,200
Additions	720,900	—	720,900	—
Maturities	(10,000)	(510,000)	(10,000)	(610,000)
Ending balance	$999,100	$308,200	$999,100	$308,200

Interest Rate Cap Agreements
Beginning balance	$—	$—	$—	$3,000
Maturities	—	—	—	(3,000)
Ending balance	$—	$—	$—	$—

Notional amounts of interest rate swaps outstanding on June 30, 2004 increased from June 30, 2003. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels. As required by SFAS No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the value of the item being hedged.

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

In 2002 we completed the sale of our operations in the United Kingdom and Argentina. At June 30, 2004, our foreign currency exposure had been reduced to small cash balances in British pounds sterling.

Funding and Liquidity

We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products, with the goal of generating funding at the lowest cost available to us while maintaining liquidity at appropriate levels and managing interest rate risk. The primary goal of our liquidity management is to provide funding to support our operations in varying business environments. We employ multiple strategies, including diversification of funding sources, dispersion of maturities, and maintenance of liquid investments and cash balances.

The following table reflects our debt ratings and those of PNB as of June 30, 2004.

Current Long-Term Senior Debt Ratings

	Standard & Poor’s(1)	Moody’s Investors Service(1)	FitchRatings(2)
Providian Financial Corporation	B	B2	B+
Providian National Bank	BB–	Ba3	BB–

(1)          Stable outlook.

(2)          Positive outlook.

During the second quarter of 2004, consistent with our Capital Plan, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) decreased by approximately $572.8 million from $4.97 billion at March 31, 2004 to $4.39 billion at June 30, 2004. We expect our liquidity position to decrease modestly over the remainder of 2004 due to the funding of growth in our loans receivable. Our liquidity position at June 30, 2004 was approximately 32% of our reported assets and 20% of our managed assets.

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

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at June 30, 2004 was 127%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from PNB. However, PNB has agreed not to pay any dividends to us during the term of its regulatory agreement without first obtaining regulatory consent. It does not currently have any plans to seek such consent. In addition, if we are required to provide additional capital and liquidity support to PNB, our ability to service our parent company debt obligations would be further limited.

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

For the remainder of the year (July 1, 2004 through December 31, 2004), we have funding requirements for maturing deposits of $1.54 billion, maturing securitizations of $1.56 billion, and no maturing short-term or long-term debt. Of the $1.56 billion of maturing securitizations, $1.21 billion represents the third party securityholders’ interests in a variable funding series that is scheduled to begin amortizing in November 2004. We expect to extend the revolving period of this series for a period of approximately 12 months. If not renewed, this series will begin to amortize during the fourth quarter of 2004. We anticipate that we will meet our funding requirements for the remainder of the year, along with any incremental asset growth in 2004, by extending the revolving period of this variable funding series, issuing new securitization series, utilizing our liquidity position, and accepting new deposits. We may also generate additional funding by issuing common stock, including issuances under a dividend reinvestment and direct stock purchase plan, or by issuing new debt securities. Although we have been successful in meeting our funding needs, future events or changes affecting us or the markets in which we obtain our funding could adversely affect our ability to fund our business.

Deposits.  Deposits decreased to $9.00 billion as of June 30, 2004 from $10.10 billion as of December 31, 2003. Compared to the March 31, 2004 balance of $8.96 billion, deposits remained relatively flat for the second quarter of 2004. At June 30, 2004, PNB’s deposits were covered by cash, liquid investments, and a risk-adjusted amount of on-balance sheet loans, as contemplated by its Capital Plan. We expect PNB to continue to maintain assets of sufficient quality on its balance sheet to fully cover its deposits. However, there can be no assurance that it will be successful in doing so.

The following table summarizes the contractual remaining maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	June 30, 2004			December 31, 2003
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$348,720	$454,754	$803,474	$453,512	$631,682	$1,085,194
Over three months through one year(1)	1,042,939	1,427,987	2,470,926	1,052,329	1,350,211	2,402,540
Over one year through five years(2)	1,392,384	3,120,522	4,512,906	1,837,037	3,386,580	5,223,617
Over five years	1,578	714,637	716,215	322	708,152	708,474
Deposits without contractual maturity	497,806	—	497,806	681,232	—	681,232
Total deposits	$3,283,427	$5,717,900	$9,001,327	$4,024,432	$6,076,625	$10,101,057

(1)          Maturities of deposits over three months through one year by quarter are as follows: fourth quarter 2004: $734.4 million; first quarter 2005: $953.1 million; second quarter 2005: $783.4 million.

(2)          Maturities of deposits over one year through two years, $1.79 billion.

A bank that is below the well-capitalized levels as reported on its Call Reports is subject to ceilings on rates paid for deposits and restrictions on accepting brokered deposits. A bank that is adequately capitalized is restricted from accepting brokered deposits without a waiver from the Federal Deposit Insurance Corporation and may not pay a rate on its brokered deposits that is more than 75 basis points higher than the prevailing rate in its market. As of June 30, 2004, capital ratios for PNB were above the well-capitalized levels on a Call Report basis. PNB has exceeded the well-capitalized level since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB and will not apply to it so long as it remains well capitalized on a Call Report basis.

Securitizations. Securitization of our loans receivable provides an important source of funding that is cost effective and beneficial in achieving the required levels of capital established by our regulators. We seek a range of maturity terms in our securitizations.

Among our outstanding securitizations, we have a variable funding series that we expect to renew annually. Securitization funding under the variable funding series represents investor interests held by third parties, which totaled $1.21 billion as of June 30, 2004 and $1.83 billion as of December 31, 2003. During November 2003, we extended the revolving period of the variable funding series for a period of approximately 12 months, and thus extended the beginning of the scheduled amortization period for such series to November 2004. If the variable funding series is not renewed or extended in November 2004 it will begin to amortize and we would expect the amortization of investor interests held by third parties to continue for a period of approximately two months, based on current assumptions and estimates.

Our term securitizations have expected final payment dates of more than one year. In March 2004, PNB completed the sale of $750.0 million of three-year floating rate owner trust notes, backed by a series certificate issued by the Providian Gateway Master Trust. In June 2004, PNB completed the sale of $650.0 million of two-year floating rate owner trust notes, backed by a series certificate issued by the Providian Gateway Master Trust. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of June 30, 2004.

Amortization of Term Securitizations

Year	Amount Amortizing
(dollars in thousands)
2004	$350,000
2005	3,187,059
2006	2,632,395
2007	904,852
2008	373,711

The amount funded in our spread accounts will change from time to time, depending on securitization outstandings and spread account funding triggers. The level of spread account funding required by these triggers is generally determined by the performance of the securitized loans. However, there are other spread account funding triggers and certain transactions that have a spread account trigger based on PNB’s credit rating. At June 30, 2004, the funds on deposit in spread accounts totaled $372.1 million, of which $303.0 million was required to be funded based on levels resulting from downgrades in PNB’s credit rating in 2001 and 2002, $46.1 million was required to be funded in a spread account associated with the variable funding series, and the remaining $23.0 million was required to be funded based on levels determined by the performance of our securitized loans. The spread account funding requirements based on levels resulting from our credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. As the performance of the loans transferred to our securitization trust improves or deteriorates, spread account funding levels based on the performance of the securitized loans will decrease or increase.

Unsecured Funding Facilities.  The following table summarizes the amounts outstanding under our unsecured funding facilities as of June 30, 2004.

Summary of Unsecured Funding Facilities

	June 30, 2004
(dollars in thousands)	Effective/ Issue Date	Facility Amount(1)	Principal Outstanding(2)	Maturity
Providian Financial shelf registration(3)	6/98	$632,445	$1,359,158	Various
Junior subordinated deferrable interest debentures(4)	2/97	—	109,281	2/27

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

In March 2004, we issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of our common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock), if specified conditions are met. The proceeds from this issuance are available for general corporate purposes, including the repurchase of outstanding debt obligations, capital contributions or extensions of credit to our banking subsidiary, investments in retained interests in the securitizations of our banking subsidiary, and other purposes consistent with PNB’s Capital Plan. After March 15, 2011, we will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control resulting from a change in the ownership of our common stock, as defined in the related indenture supplement, occurs on or before March 15, 2011, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. We have the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require us to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014. These notes also represent an additional contractual obligation for us as of June 30, 2004. See “Funding and Liquidity—Contractual Obligations” in our 2003 Annual Report for a discussion of our contractual obligations as of December 31, 2003. See Note 9 and Note 12 to our Consolidated Financial Statements for further discussion of the notes and our other outstanding long-term borrowings.

In May 2003, we issued $287.5 million of 4.00% convertible senior notes due May 15, 2008. These notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of our common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock), if specified conditions are met. See Note 9 to our Consolidated Financial Statements for further discussion. During the second quarter of 2004 our common stock price reached the contingent conversion price of $14.31 related to these 4.00% convertible notes, but did not satisfy the specified market price condition for conversion, which requires the closing price of our common stock to exceed the contingent conversion price for at least 20 trading days of the last 30 trading days of a calendar quarter. If this condition is met, the notes would become convertible in the following calendar quarter and the assumed conversions of these notes would result in the inclusion of 22,101,793 shares in our diluted earnings per common share calculation, if dilutive. This impact would be partially offset by the related add-back of debt interest expense to net income in accordance with the if-converted methodology of calculating diluted earnings per common share.

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

Investments.  We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities were $3.25 billion as of June 30, 2004 and $1.86 billion as of December 31, 2003. Federal funds sold and securities purchased under resale agreements decreased to $554.0 million as of June 30, 2004 from $3.24 billion as of December 31, 2003.

Off-Balance Sheet Arrangements

Financial Commitments. Significant commitments at June 30, 2004 consisted of commitments to extend credit card loans, which represent the total unused portions of the lines of credit available to customers. These amounts do not necessarily represent future cash requirements as we do not anticipate that all of our customers will borrow the entire line of credit available to them at the same time. Further discussion of these commitments is included in Note 8 to our Consolidated Financial Statements.

Our securitizations represent off-balance sheet arrangements. We use qualifying special-purpose entities as defined by SFAS No. 140 for our securitizations and account for the transactions as sales. See “—Securitizations of Loans Receivable” and Note 7 to our Consolidated Financial Statements for further discussion.

We enter into derivative financial instruments to reduce the risk of interest rate fluctuations that may result from differences in repricing characteristics between interest-earning assets and interest-bearing liabilities. We use interest rate risk management instruments, including interest rate swap and cap agreements for this purpose. As of June 30, 2004, we had interest rate swap agreements with maturities ranging from 2004 to 2016, and we had no interest rate cap agreements. See “—Interest Rate Sensitivity” for further discussion.

Guarantees. In January 2003, we entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. One of the series has since been repaid. The amount of the pledged collateral at June 30, 2004 was $13.6 million, which is held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with the remaining series.

In August 2002, we sold our interest in a limited liability entity that constructed and operated an alternative energy plant and we guaranteed certain obligations of the limited liability entity under the purchase and sale agreement. The guarantee covers our obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. Our guarantee is capped at $6.2 million plus the amounts of additional payments made, and contingent future payments that may be made, to us arising from fuel production from the plant. At June 30, 2004, the guaranteed amount was $17.4 million.

We also are parties to and from time to time enter into various agreements that contain general indemnification provisions. We cannot estimate the potential future impact of these indemnification provisions, since this would require an assessment of future claims that may be made against us. Based on historical experience, we do not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on our financial condition or our results of operations, but we cannot give any assurance that they will not have such an effect.

See Note 8 to our Consolidated Financial Statements for further discussion of these guarantee obligations.

Variable Interest Entities. In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. In December 2003, the FASB issued a revision of FIN 46 that superseded the original guidance and revised various aspects of the original guidance, including effective dates. See Note 3 to our Consolidated Financial Statements for further discussion.

Capital Adequacy

We continue to manage our capital levels with the dual objectives of having sufficient capital to support the achievement of our business plan and to meet regulatory requirements. During the three months ended June 30, 2004, we continued to focus our capital planning on meeting or exceeding regulatory minimum levels of capital and supporting anticipated growth. Our regulatory minimum levels of capital are derived from two primary sources: capital adequacy regulations that apply generally to banks and the Capital Plan, which lays out capital goals for PNB.

The regulatory capital ratios are determined by comparing regulatory capital levels relative to total assets as measured using a specified approach. Risk weighted assets are derived by adjusting asset levels based on the relative levels of risk as specified in the capital adequacy regulations. Regulatory capital includes core capital (Tier 1 Capital), which consists primarily of shareholders’ equity, and total risk-based capital (Tier 1 Capital + Tier 2 Capital), which adds to core capital a portion of the allowance for credit losses. Based on these definitions of capital, the capital adequacy regulations establish the following capital categories: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The capital ratios that correspond to well capitalized and adequately capitalized regulatory capital levels are set forth in the following table, along with PNB’s ratios on a Call Report basis as of June 30, 2004.

Capital Adequacy Guidelines

Capital Ratio	Calculation	PNB Ratios	Well- Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	22.36%	10%	8%
Tier 1	Tier 1/Total risk-based assets	20.04%	6%	4%
Leverage	Tier 1/Adjusted average assets	25.31%	5%	4%

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

In addition, PNB’s capital ratios reflect the application of banking regulations that, among other things, require the amount of credit-enhancing interest-only strips receivable that exceed 25% of Tier 1 Capital (concentration limit) to be deducted from Tier 1 Capital; and requiring “dollar-for-dollar” risk-based capital (as defined in the regulations) for certain residual interests not deducted from Tier 1 Capital. As of June 30, 2004, PNB’s interest-only strips receivable represented 12.10% of Tier 1 Capital, which is below the 25% concentration limit in the regulation. However, PNB does hold “dollar-for-dollar” risk-based capital against approximately $1.66 billion in residual interests from its securitizations, which include the accrued interest receivable (“AIR”) related to securitized loans.

Under its Capital Plan, PNB’s capital ratios also reflect the application of the Expanded Guidance for Subprime Lending Programs issued by the federal banking regulators (“Subprime Guidance”) to a portion of its reported credit card account loans. Application of the Subprime Guidance results in higher risk weightings than would otherwise be required by the regulations being assigned to accounts that fall within the scope of the guidance. Under the methodology utilized in the Capital Plan for determining risk weightings, PNB has segmented its standard and middle market portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by PNB at June 30, 2004, this methodology resulted in a weighted average risk weighting of 141% against PNB’s reported standard and middle market segment loans receivable, which totaled approximately $4.03 billion on such date. These risk weightings are subject to change depending upon conditions of our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding to customers in the standard and middle segments totaled approximately $14.39 billion as of June 30, 2004.

PNB’s Capital Plan sets capital ratio goals that use the regulatory definitions of capital described above. The capital goals include total risk-based capital measures as shown on PNB’s Call Reports and after application of the Subprime Guidance. In addition, the impact of PNB’s adoption of the AIR guidance is factored into these goals (see “—Overview of Critical Accounting Policies—Securitization Accounting” for discussion regarding AIR). The Capital Plan sets goals of minimum capital ratios to be achieved by certain dates and thereafter maintained. PNB achieved its previous goals by the required dates and has maintained capital ratios higher than the minimums specified. In addition, PNB has achieved the goals required to be met by June 30, 2004, as reflected in the following table.

PNB Capital Ratios

	Capital Plan Goals	Actual
	June 30, 2004	June 30, 2004	December 31, 2003
Total risk-based capital ratio, as reported on PNB Call Report	10%	22.36%	21.27%
Total risk-based capital ratio, after application of Subprime Guidance, excluding impact of AIR guidance	10%	20.19%	18.54%
Total risk-based capital ratio, after application of Subprime Guidance, including impact of AIR guidance	10%	18.86%	16.98%

PNB’s capital ratios improved during 2003 and the first quarter of 2004, largely as a result of decreases in levels of retained subordinated interests due to sales of retained subordinated securityholders’ interests from PNB to the parent company and to third parties, decreases in the level of spread accounts due to performance improvements of the relevant securitization transactions, and the merger of PB into PNB. PNB’s capital ratios remained relatively flat from the first quarter of 2004 to the second quarter of 2004. March 31, 2004 total risk-based capital ratios were 22.66% on a Call Report basis, 20.15% after application of the Subprime Guidance excluding the AIR impact, and 18.69% after application of the Subprime Guidance including the AIR impact.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company’s disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, are effective.

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

The Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California. These consolidated actions (In re Providian Financial Securities Litigation) allege that we and certain of our officers made false and misleading statements concerning our operations and prospects for the second and third quarters of 2001 in violation of federal securities laws. The class comprises those persons or entities who acquired our stock between June 6, 2001 and October 18, 2001. These actions have been settled in principle on a classwide basis for $65 million to be funded by our insurance carriers, subject to finalization and court approval. The settlement received preliminary approval from the court in July 2004.

The shareholder derivative actions were filed in December 2001 and January 2002 in California state court in San Francisco. These actions generally seek redress against members of our Board of Directors and certain executive officers and allege breach of fiduciary duty, gross negligence, breach of contract, and violation of state insider trading law. These actions have also been settled in principle and would require a payment of $1 million in attorneys’ fees, which would be funded by our insurance carrier. The settlement must be approved by the Court.

Beginning in 1999, we were named as a defendant in a number of legal proceedings relating to allegedly unfair and deceptive business practices by our banking subsidiaries in the marketing of cardholder service products and other practices. In June 2000, we reached settlements with the Comptroller, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to these consumer claims. In November 2001, settlement of the consumer class action and other lawsuits pending in state and federal court relating to such practices received final state court approval, and the federal court actions were dismissed in March 2002. In connection with these settlements, we agreed to make certain business practice changes and to pay restitution to affected customers. Approximately 6,400 class members opted out of participation in the class action settlement and approximately 60 of those class members have individual actions currently pending against us. We have reached agreement to settle the Mississippi and Alabama opt out cases (representing all of the filed cases and over 80% of the opt-outs) on a global basis, with settlement payments to be made during the third quarter of 2004 out of previously established reserves.

In February 2001, we were named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A. Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard, and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws. The suit also alleges that the defendant banks violated the Truth-in-Lending Act by failing to separately identify these surcharges to their customers on their monthly statements. Similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss. In July 2003 the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The case remains in the discovery phase.

In July 2002, we were named as a defendant in a putative class action suit entitled Shoars v. Providian Bancorp Services, Providian Financial Corporation, et al. The suit was filed in California state court and alleges that our Paid Time Off (“PTO”) plan violated California Labor Code section 227.3 because we capped the payout of PTO benefits for terminated employees at 40 hours. Following removal of the case to federal court and the subsequent remand to state court, the case was settled on a classwide basis for $5.7 million, and the settlement payments were made during the second quarter of 2004.

In January 2004, a state court putative class action, Ventura v. Providian National Bank, was filed in Orange County, California, alleging that PNB’s minimum payment calculation results in improper overlimit fees and that its payment posting practices result in improper interest charges and late fees. The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief. In February 2004, a state court putative class action, Marotta v. Providian National Bank, was filed in Orange County, California alleging that plaintiffs’ APRs were increased improperly without proper notice. The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief.

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

In early 2004 we received a demand in arbitration from Credigy Receivables alleging a breach of contract by our subsidiary, First Select, Inc., in connection with the sale of a portfolio of certain charged-off consumer credit card accounts. We have reached agreement to settle this matter and have funded the settlement out of previously established reserves.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company currently has no share repurchase programs in place. The following table sets forth information, on a monthly basis during the second quarter of 2004, regarding the Company’s acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	190	$14.83	N/A	N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The 2004 Annual Meeting of Stockholders of the Company was held on May 13, 2004.

(b)                                 The following directors were elected at such meeting:

John L. Douglas

J. David Grissom
Robert J. Higgins
Francesca Ruiz de Luzuriaga

The following directors continued their term of office after such meeting:

Richard D. Field

James P. Holdcroft, Jr.

F. Warren McFarlan

Ruth M. Owades
Joseph W. Saunders

Jane A. Truelove

(c)                                  The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld

John L. Douglas	226,013,760	34,941,435
J. David Grissom	253,689,351	7,265,844
Robert J. Higgins	245,111,624	15,843,571
Francesca Ruiz de Luzuriaga	253,700,662	7,254,533
Item	Votes For	Votes Against	Abstain	Broker Non-Votes

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2004	245,534,871	13,849,543	1,570,781	—

No other matter was voted upon at such meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)                                 Reports on Form 8-K.

The Company filed or furnished the following reports on Form 8-K during the second quarter of 2004:

The Company filed a report on Form 8-K on April 15, 2004 with respect to the Providian Gateway Master Trust’s net credit loss, 30+ day delinquency and average excess spread rates for the month ended March 31, 2004.

The Company furnished a report on Form 8-K on April 22, 2004 attaching its press release announcing its financial results for the quarter ended March 31, 2004.

The Company filed a report on Form 8-K on May 17, 2004 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended April 30, 2004.

The Company filed a report on Form 8-K on June 15, 2004 with respect to its and the Providian Gateway Master Trust’s net credit loss and 30+ day delinquency rates, and the Providian Gateway Master Trust’s average excess spread rates, for the month ended May 31, 2004.

(c)                                  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	Six months ended June 30, 2004
		Year ended December 31,
		2003	2002	2001	2000	1999

Earnings to Fixed Charges
Excluding interest on deposits	8.12	5.99	3.83	3.68	14.91	10.05
Including interest on deposits	2.02	1.50	1.25	1.24	2.27	3.03

Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (1)
Excluding interest on deposits	8.12	5.99	3.83	3.68	14.91	10.05
Including interest on deposits	2.02	1.50	1.25	1.24	2.27	3.03

(1)          Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providian Financial Corporation
(Registrant)

Date: August 9, 2004	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 9, 2004	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.