Form 10-Q
period 2004-09-30
PROVIDIAN FINANCIAL CORP
filed 2004-11-09
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

1-12897

(Commission File Number)

PROVIDIAN FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2933952
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes  ☒     No  ☐

As of October 31, 2004, there were 293,112,699 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2004

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited):
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$293,060	$544,554
Federal funds sold and securities purchased under resale agreements	1,322,042	3,235,189
Investment securities:
Available-for-sale, at market value (amortized cost of $2,854,461 at September 30, 2004 and $1,880,107 at December 31, 2003)	2,845,804	1,859,150

Loans receivable	7,306,507	6,280,957
Less allowance for credit losses	(633,531)	(625,886)
Loans receivable, net	6,672,976	5,655,071

Due from securitizations	2,429,534	2,377,963
Deferred taxes	—	224,505
Premises and equipment, net	60,668	84,198
Interest receivable	56,028	44,850
Other assets	234,659	249,867
Total assets	$13,914,771	$14,275,347

Liabilities
Deposits:
Non-interest bearing	$46,324	$63,016
Interest bearing	9,016,444	10,038,041
	9,062,768	10,101,057

Short-term borrowings	341,592	108,828
Long-term borrowings	1,112,903	1,163,521
Accrued expenses and other liabilities	767,748	576,492
Total liabilities	11,285,011	11,949,898

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: September 30, 2004—293,333,063 shares; December 31, 2003—290,753,031 shares)	2,933	2,908
Retained earnings	2,647,390	2,350,446
Cumulative other comprehensive income	(5,237)	(12,480)
Common stock held in treasury—at cost (September 30, 2004—383,047 shares; December 31, 2003-305,871 shares)	(15,326)	(15,425)
Total shareholders’ equity	2,629,760	2,325,449
Total liabilities and shareholders’ equity	$13,914,771	$14,275,347

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data) (unaudited)	2004	2003	2004	2003

Interest Income
Loans	$223,728	$200,777	$651,249	$758,857
Federal funds sold and securities purchased under resale agreements	2,409	10,562	10,514	33,998
Other	37,280	24,445	91,022	86,800
Total interest income	263,417	235,784	752,785	879,655

Interest Expense
Deposits	102,941	139,470	324,583	453,845
Borrowings	16,433	15,437	51,506	36,774
Total interest expense	119,374	154,907	376,089	490,619

Net interest income	144,043	80,877	376,696	389,036

Provision for credit losses	161,351	98,732	432,220	492,551

Net interest loss after provision for credit losses	(17,308)	(17,855)	(55,524)	(103,515)

Non-Interest Income
Servicing and securitization	311,241	261,086	836,195	614,402
Credit product fee income	135,515	173,427	421,723	593,234
Other	(4,696)	10,953	11,208	48,683
	442,060	445,466	1,269,126	1,256,319
Non-Interest Expense
Salaries and employee benefits	68,220	90,050	219,748	282,881
Solicitation and advertising	57,377	38,523	175,358	157,428
Occupancy, furniture, and equipment	23,537	31,571	71,776	91,661
Data processing and communication	27,741	31,064	81,839	94,531
Other	80,058	95,380	233,311	312,969
	256,933	286,588	782,032	939,470
Income before income taxes	167,819	141,023	431,570	213,334
Income tax expense	58,737	55,704	151,050	84,267
Net income	$109,082	$85,319	$280,520	$129,067

Earnings per common share—basic	$0.38	$0.30	$0.97	$0.45

Earnings per common share—assuming dilution	$0.34	$0.28	$0.88	$0.44

Weighted average common shares outstanding—basic (000)	289,263	287,620	288,605	286,783

Weighted average common shares outstanding— assuming dilution (000)	333,570	313,973	327,618	300,170

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total

Balance at December 31, 2002	$2,909	$—	$2,202,960	$9,888	$(76,685)	$2,139,072
Comprehensive income:
Net income			129,067			129,067
Change in unrealized gain (loss) on securities, net of income tax benefit of $13,426				(20,564)		(20,564)
Total comprehensive income						108,503

Purchase of 459,693 common shares for treasury					(4,073)	(4,073)
Exercise of stock options and other awards		21,311	(51,307)		34,740	4,744
Issuance of restricted and unrestricted stock less forfeited shares	(3)	(26,234)			29,690	3,453
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $6,455		3,002				3,002
Net tax effect from employee stock plans		1,921				1,921
Balance at September 30, 2003	$2,906	$—	$2,280,720	$(10,676)	$(16,328)	$2,256,622

Balance at December 31, 2003	$2,908	$—	$2,350,446	$(12,480)	$(15,425)	$2,325,449
Comprehensive income:
Net income			280,520			280,520
Change in unrealized gain (loss) on securities, net of income tax expense of $5,057				7,243		7,243
Total comprehensive income						287,763

Purchase of 159,159 common shares for treasury					(2,239)	(2,239)
Exercise of stock options and other awards	10	(11,420)	16,424		3,161	8,175
Issuance of restricted and unrestricted stock less forfeited shares	15	20,676			(823)	19,868
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $6,364		(13,504)				(13,504)
Net tax effect from employee stock plans		4,248				4,248
Balance at September 30, 2004	$2,933	$—	$2,647,390	$(5,237)	$(15,326)	$2,629,760

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
(dollars in thousands) (unaudited)	2004	2003

Operating Activities
Net income	$280,520	$129,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	432,220	492,551
Depreciation and amortization of premises and equipment	26,112	33,839
Amortization of net loan acquisition costs	15,867	16,560
Amortization of deferred compensation related to restricted and unrestricted stock	6,364	6,455
Decrease in deferred income tax benefit	219,448	276,366
(Increase) decrease in interest receivable	(11,178)	17,411
Net increase in other assets	(530)	(81,037)
Net increase (decrease) in accrued expenses and other liabilities	199,568	(181,901)
Net cash provided by operating activities	1,168,391	709,311

Investing Activities
Net cash (used for) from loan originations and principal collections on loans receivable	(1,375,743)	1,427,173
Net decrease in securitized loans	(73,936)	(1,382,586)
Net proceeds from sale of Providian Master Trust	—	19,899
(Increase) decrease in due from securitizations	(51,571)	545,159
Purchases of available-for-sale investment securities	(9,023,934)	(3,109,596)
Proceeds from maturities and sales of available-for-sale investment securities	8,049,580	3,468,339
Decrease (increase) in federal funds sold and securities purchased under resale agreements or similar arrangements	1,913,147	(244,824)
Net purchases of premises and equipment	(3,157)	(10,395)
Net cash (used) provided by investing activities	(565,614)	713,169

Financing Activities
Net decrease in deposits	(1,042,353)	(1,464,679)
Repayment of short-term borrowings	(108,828)	(91,584)
Proceeds from long-term borrowings	290,974	305,314
Purchase of treasury stock	(2,239)	(4,073)
Proceeds from exercise of stock options	8,175	4,744
Net cash used by financing activities	(854,271)	(1,250,278)

Net (Decrease) Increase in Cash and Cash Equivalents	(251,494)	172,202
Cash and cash equivalents at beginning of period	544,554	344,277
Cash and cash equivalents at end of period	$293,060	$516,479

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2004 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

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

The following table reflects, for the three and nine months ended September 30, 2004 and 2003, the stock-based employee compensation costs arising out of the restricted and unrestricted stock programs that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options had been recorded based on the fair value at the date of grant under the Company’s stock-based compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects the fair value of the stock options amortized to expense over the vesting period of the grant, which is generally three years.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2004	2003	2004	2003
Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported(1)	$1,518	$1,074	$3,851	$3,905
Net income, as reported	$109,082	$85,319	$280,520	$129,067
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(2)(3)	3,424	4,876	12,718	18,585
Pro forma net income(1)	$105,658	$80,443	$267,802	$110,482
Net income per common share:
As reported—basic	$0.38	$0.30	$0.97	$0.45
As reported—assuming dilution(4)	$0.34	$0.28	$0.88	$0.44
Net income per common share:
Pro forma—basic	$0.37	$0.28	$0.93	$0.39
Pro forma—assuming dilution(4)	$0.33	$0.26	$0.84	$0.38

(1)   The Company uses the straight-line method for recognizing compensation cost for fixed awards with pro rata vesting.

(2)   The pro forma stock-based compensation expenses include the effects of an expense reduction for non-vested stock options that have been forfeited.

(3)   The pro forma stock-based compensation expense for the three and nine months ended September 30, 2004 reflects the modification in the fourth quarter of 2003 of the methodology used in estimating expected volatility of the Company’s stock price. This modification resulted in the reduction of the pro forma stock-based compensation expense by $0.4 million, net-of-taxes, for the three months ended September 30, 2004 and $1.0 million, net-of-taxes, for the nine months ended September 30, 2004. See discussion below for further information regarding this modification.

(4)   Amounts reflect the effect of adopting EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”) in the third quarter of 2004. See discussion at Note 12 to Consolidated Financial Statements.

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

Expected volatility represents management’s estimate of the Company’s stock price changes expected to occur over the estimated life of the stock options and stock offerings. Prior to the fourth quarter of 2003, expected volatility was estimated based upon the unadjusted historical volatility of the Company’s common stock over a fixed period. During the fourth quarter of 2003, the Company modified its methodology for estimating expected volatility. The modification was based on the Company’s assessment that historical volatility is not indicative of expected future experience because it does not reflect the significant changes in the Company’s business implemented in 2001 and 2002. The expected volatility is now estimated giving consideration to the expected life of stock options and actual historical volatility of the price of the Company’s common stock adjusted for unusual, company-specific fluctuations in the Company’s stock price. Management believes that the modified methodology provides a better indicator of the expected volatility. For options granted during the third quarter of 2004, the modified methodology had the effect of reducing volatility from 89% to 43% for the three months ended September 30, 2004 and from 90% to 46% for the nine months ended September 30, 2004. This resulted in an aggregate fair value reduction of $7.6 million, which was 41% lower than if expected volatility had been based on unadjusted historical volatility.

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

Because the Company’s securitizations are structured using qualifying special-purpose entities, as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FIN 46, the Company’s securitization trusts are not required to be consolidated. In connection with its Series 2000-A securitization, the Company has an equity interest in a special-purpose entity that was acquired prior to February 1, 2003. The Company has determined that the entity is a VIE and that the Company is not the primary beneficiary, and therefore the entity does not meet the requirements for consolidation by the Company under FIN 46. As of September 30, 2004, the Company’s total investment in this entity was $43.3 million, which represents the Company’s maximum loss exposure, and the estimated total assets of the entity were approximately $803.5 million.

The Company has also completed its analysis of certain VIEs that are not special-purpose entities and that were acquired before February 1, 2003, primarily with respect to the Company’s limited partnership interests that qualify for credit under the Community Reinvestment Act. Based on its review, the Company has determined that these limited partnerships are VIEs and that the Company is not the primary beneficiary, and therefore these entities do not meet the requirements for consolidation by the Company under FIN 46. As of September 30, 2004, the Company’s total investment in limited partnerships, including those acquired after January 31, 2003, was $23.7 million, which, combined with $16.1 million of remaining contractual funding commitments under these investments, represents the Company’s maximum loss exposure, and the estimated total assets of these entities were approximately $271.4 million.

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

The suppression impact on income includes adjustments to previous period estimates of uncollectible interest and fees. During the three and nine months ended September 30, 2004 and 2003, the amount of interest and fees not recognized as income as a result of the impact of the suppression methodology was as follows:

Suppression of Interest and Fee Income

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Loan interest income	$20,801	$29,536	$58,211	$115,004
Credit product fee income	30,819	46,277	87,179	156,873
Servicing and securitization income	103,601	141,017	315,873	435,749
Total	$155,221	$216,830	$461,263	$707,626

Note 5.  Investment Securities

The Company’s available-for-sale investment securities portfolio is composed of treasury obligations, government sponsored agency securities, mortgage-backed securities, commercial paper, and other securities consisting primarily of asset-backed securities. A significant portion of the portfolio, including all mortgage-backed securities, is either issued or backed by a government sponsored agency or a fully government guaranteed agency. The mortgage-backed securities are in the form of (a) fixed and floating rate collateralized mortgage obligations, (b) adjustable rate pass-through securities, and (c) fixed rate pass-through securities. All of the securities in the portfolio have an investment grade credit rating, with a large majority having an AAA/Aaa rating. Fluctuations in general market conditions will translate into fluctuations in the security’s price. Reductions in the value of these securities stem from changes in market conditions, not necessarily from any intrinsic value deterioration. The Company is able to hold those securities that currently have a loss on an ongoing basis without any detriment to the liquidity of the portfolio. At September 30, 2004, the Company had an unrealized loss of $4.3 million on investments with an amortized cost of $309.8 million that were in a sustained unrealized loss position for 12 months or more.

Summary of Available-for-Sale Investment Securities

	September 30, 2004					December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
United States Treasury and federal agency bonds	$941,496	$—	$4,267	$—	$937,229	$118,098	$109	$184	$118,023
Mortgage-backed securities	463,956	413	405	4,256	459,708	1,010,943	638	20,413	991,168
Commercial paper	984,503	—	578	—	983,925	699,487	—	382	699,105
Other	464,506	496	57	3	464,942	51,579	90	815	50,854
Total investment securities available-for-sale	$2,854,461	$909	$5,307	$4,259	$2,845,804	$1,880,107	$837	$21,794	$1,859,150

During the three months ended September 30, 2004, investment securities with an amortized cost of $293.5 million were sold at a net realized loss of $8.4 million, which includes gross gains of $0.1 million and gross losses of $8.5 million.  During the nine months ended September 30, 2004, investment securities with an amortized cost of $406.4 million were sold at a net realized loss of $8.9 million, which includes gross gains of $0.2 million and gross losses of $9.1 million. For the three months ended September 30, 2003, investment securities with an amortized cost of $358.0 million were sold at a gross realized loss of $1.5 million. For the nine months ended September 30, 2003, investment securities with an amortized cost of $1.30 billion were sold at a net realized gain of $8.5 million, which includes gross gains of $11.2 million and gross losses of $2.7 million. Realized gains and losses were calculated using the specific identification method.

Note 6.  Loans Receivable

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collections procedures. At September 30, 2004, the Company had no significant regional domestic or foreign concentrations of credit risk.

Note 7.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements through trusts that meet the requirements for sale treatment. At September 30, 2004 and December 31, 2003, the Company’s securitization program had $10.31 billion and $10.33 billion of securityholders’ interests outstanding, of which $8.85 billion and $8.92 billion were held by third parties. The Company retains the remaining interests in the loans receivable transferred in its securitizations and includes them on its statement of financial condition.

The Company’s securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ certificates and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of various classes of investor interests ranked by seniority. The senior securityholders’ interests, which are supported by various forms of credit enhancement, are sold to third party investors. When the Company enters into a securitization transaction, it receives cash proceeds from the sale of securities to third parties, removes the securitized loans and related allowance for credit losses from its statement of financial condition, and records the retained interests in the transaction. The Company typically recognizes a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

The seller’s interest is composed of senior and subordinated components. The senior seller’s interest represents the seller’s undivided interest in the trust loans receivable that are not allocated to the securityholders’ interests. The principal, interest, and fees receivable included in the senior seller’s interest are classified as loans receivable on the Company’s statement of financial condition. The Company maintains an allowance for credit losses for the principal amount of these loans. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, billed interest and fees, and credit losses, the amount of the senior seller’s interest will vary. Periodically, the Company transfers new loans into the securitized pool in order to maintain the seller’s interest above the minimum required by the securitization documents or in anticipation of issuing new securityholders’ interests.

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

Spread accounts are cash reserve accounts that can be called upon to fund payments to securitization investors and credit enhancers in the event their share of cash flows is insufficient to cover the required amounts due. Spread accounts are generally funded through excess cash flows if cash flows fall below specified levels or other trigger events occur during the term of a securitization. The cash in a spread account is released to the Company if certain conditions are met or the securitization terminates with unused amounts remaining in the spread account. The spread accounts are recorded at estimated fair value in due from securitizations on the Company’s statement of financial condition.

The retained securityholders’ interests are securities measured at fair value and included on the Company’s statement of financial condition in due from securitizations. The retained subordinated securityholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid after the related senior classes. At the origination of a securitization, the Company recognizes these assets at their allocated carrying value. Generally, the allocated carrying value is less than the face value of the security, and the difference is recorded as a reduction to non-interest income—servicing and securitization. At the same time, the Company recognizes the fair value of these assets. The Company’s existing retained securityholders’ interests have been classified as held for trading, and the difference between their allocated carrying values and their fair values at the time of origination is recorded in non-interest income—servicing and securitization. The Company measures fair value by estimating cash flows that are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

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

During the three months ended September 30, 2004 and 2003, the Company securitized $1.31 billion and $406.5 million of loans receivable, which were offset by reductions in securitized loans of $1.08 billion and $868.9 million from the repayment of certain series and a reduction in the invested amount of the variable funding series. During the nine months ended September 30, 2004 and 2003, the Company securitized $3.03 billion and $1.50 billion of loans receivable, which were offset by reductions in securitized loans of $3.05 billion and $3.31 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. The Company typically recognizes a net gain or loss from the initial sale of investor interests to third party investors from the recognition of a gain from the interest-only strip receivable, and the recognition of a loss from the discounts recognized on other retained interests.  The Company recognized a total gain of $12.0 million and a total loss of $4.2 million related to its new securitizations during the three months ended September 30, 2004 and 2003.  The Company recognized a total gain of $5.5 million and a total loss of $20.4 million related to its new securitizations during the nine months ended September 30, 2004 and 2003.  These gains and losses exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the three months ended September 30, 2004 and 2003 reduced non-interest income—servicing and securitization by $70.2 million and $27.1 million. At the same time, the impact of adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $28.3 million and $25.2 million. Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the nine months ended September 30, 2004 and 2003 reduced non-interest income—servicing and securitization by $167.7 million and $111.3 million. At the same time, the impact of adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $65.9 million and $86.5 million.

The following table presents key economic assumptions used in the initial measurement of the retained subordinated interests for securitizations entered into during the nine months ended September 30, 2004 and 2003.

Securitization Initial Measurement Assumptions

	September 30,
	2004	2003
Payment rate(1)	6.9%	5.4%
Expected net credit loss rate	15.0%	18.4%
Weighted average loans receivable life (in years)(2)	0.85	0.95
Discount rate(3)	6.5% – 20.0%	3.2% – 20.0%
Average interest rate margin for third party investors(4)	0.49%	0.94%

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

(4)   The interest rate paid to third party investors in a term securitization with a variable rate is based on this margin plus the London Interbank Offered Rate (LIBOR). The interest rate paid to third party investors in the Company’s three-year fixed rate term securitization is based on this margin plus the 2.98 year swap rate. The interest rate paid to conduit asset-backed investors that participate in the variable funding series is generally based on a commercial paper rate. The average interest rate margin decreased in the nine months ended September 30, 2004 as a result of more favorable pricing included in the term securitizations issued by the Company in the first three quarters of 2004.

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

After the initial fair value recognition, the Company evaluates its retained securityholders’ interests and recognizes changes in their fair market value in non-interest income—servicing and securitization. The fair market value changes reflect the Company’s changes to estimated cash flows and discount rates, including the impact of changes in the remaining term until repayment. As securityholders’ interests approach their expected final payment date, their fair values generally approach their face values and the discounts are accreted, with the amount of such accretion realized in non-interest income—servicing and securitization. The following table summarizes the retained subordinated securityholders’ interests in the Providian Gateway Master Trust as of September 30, 2004 and December 31, 2003.

Summary of Retained Subordinated Securityholders’ Interests
in the Providian Gateway Master Trust

(dollars in thousands)	September 30, 2004	December 31, 2003
Retained subordinated securityholders’ interests
Face value	$1,459,247	$1,411,738
Discount	(198,939)	(235,422)
Fair market value	$1,260,308	$1,176,316

Weighted average remaining term (months)	24	22

For the three months ended September 30, 2004 and 2003, the changes in net unrealized gains on retained subordinated securityholders’ interests included in earnings were $82.3 million and $83.6 million. For the nine months ended September 30, 2004 and 2003, the changes in net unrealized gains on retained subordinated securityholders’ interests included in earnings were $196.1 million and $173.6 million. These unrealized gains are recognized in non-interest income — servicing and securitization.

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

The key economic assumptions used in valuing retained interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at September 30, 2004 are presented in the following table.

Securitization Sensitivities

(dollars in thousands)	Discount Rate	Expected Net Credit Loss Rate	Payment Rate
Current assumptions	5.7-20.0%	13.0%	7.6%
Impact on fair value of:
10% adverse change	$(25,725)	$(89,641)	$(21,014)
20% adverse change	$(50,930)	$(177,904)	$(40,348)

The adverse changes to these key economic assumptions are hypothetical and are presented in accordance with SFAS No. 140. As the figures above indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of changing one assumption on the fair value of the retained interests is computed without allowing any other assumption to change. In reality, changes in one assumption may be accompanied by changes in others. Furthermore, the sensitivities presented do not reflect actions that management might take to mitigate the impact of the adverse change. Accordingly, these sensitivities should be used with caution.

The following table summarizes certain cash flows received from or paid in respect of securitizations:

Securitization Cash Flows

	Nine months ended September 30,
(dollars in thousands)	2004	2003
Proceeds from new securitizations(1)	$2,480,000	$1,065,000
Proceeds from collections allocated to securityholders’ interests(1)	6,718,589	5,804,380
Servicing fees received	221,587	248,309
Net cash flows received on retained interests	742,861	404,578
Principal paid in respect of maturing securitizations(1)	(2,553,936)	(2,447,800)

(1)          Cash flows received or paid with respect to third party securityholders’ interests.

Note 8.  Commitments, Guarantees, and Contingencies

Loan Commitments. A loan commitment is an agreement to lend to a customer up to a prescribed maximum amount, subject to the customer’s compliance with the account agreement. The Company can reduce or cancel a credit card commitment by providing the required prior notice to the customer, or without notice if permitted by law. The unfunded commitment represents the total unused portion of the line of credit available to the customer. Customers have not borrowed, and the Company does not anticipate that all of its customers will borrow, the entire line of credit available to them at the same time. Therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Total unfunded commitments at September 30, 2004 and December 31, 2003 were $26.62 billion and $20.34 billion.

Guarantees. In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for calculating the excess spread early amortization event for those two series, the Company pledged $30.0 million held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge agreement remains in effect until the investor certificates and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced when one of the series was repaid in September 2003. The remaining amount of the pledged collateral at September 30, 2004 was $13.6 million. The remaining series related to the pledge has an expected final payment date in September 2005. The Company does not currently expect that performance under this pledge will be required.

In August 2002, the Company, through a wholly owned limited liability entity, sold its investment in an alternative energy plant. Through its interest in the limited liability entity, the Company had received certain tax credits and tax deductions. In connection with the sale of the plant to a third party, the Company guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and its failure to repurchase the assets if tax credits are not available to the purchaser. The Company’s guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At September 30, 2004, the guaranteed amount was $21.4 million.

The Company enters into various agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts, including the purchase and sale agreement referred to in the preceding paragraph. These provisions typically require the Company to make payments to other parties to indemnify them against losses that may be incurred due to actions taken by the Company prior to entering into the agreement or due to a breach of representations, warranties, and covenants made in connection with the agreement or possible changes in or interpretations of tax law. The Company cannot estimate the potential future impact of these indemnification provisions, since this would require an assessment of future claims that may be made against the Company. Based on historical experience, the Company does not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

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

Note 9.  Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of one year or more.

Summary of Long-Term Borrowings

(dollars in thousands)	September 30, 2004	December 31, 2003

3.25% convertible senior notes maturing in 2005(1)	$—	$343,302
Zero coupon convertible senior notes maturing in 2021(2)	455,646	442,310
4.00% convertible senior notes maturing in 2008	287,500	287,500
2.75% convertible cash to accreting senior notes maturing in 2016	277,200	—
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	109,281
	1,129,627	1,182,393
Less unamortized issuance costs	16,724	18,872
Total long-term borrowings	$1,112,903	$1,163,521

(1)          Amount at September 30, 2004 of $343.3 million is due in one year or less and has been classified as a short-term borrowing.

(2)          Amounts include the accreted portion of a yield to maturity of 4.00% per year.

Convertible Senior Notes

3.25% Convertible Senior Notes. In August 2000, the Company issued $402.5 million of 3.25% convertible senior notes due August 15, 2005 with interest payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2001. These notes are convertible at the option of the holders, at any time prior to their maturity or their redemption or repurchase by the Company, at the conversion rate of 14.4892 shares (split adjusted) of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $69.02 per share of common stock). The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company has the option to redeem these notes for cash on or after August 20, 2003. During 2001, the Company repurchased $59.2 million principal amount of the 3.25% convertible senior notes, resulting in a $20.5 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There have been no additional repurchases since that time. Holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement.

Zero Coupon Convertible Senior Notes. In February 2001, the Company issued $884.0 million principal amount at maturity of zero coupon convertible senior notes due February 15, 2021. The Company accretes the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 4.00% per year, computed on a semiannual bond equivalent basis. These notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 6.2240 shares of common stock per note (an initial conversion price of $72.77 per share of common stock, based on the offering price of $452.89 per note), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock equals or exceeds 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. At September 30, 2004, 110% of the accreted conversion price was $91.80 per share. Holders may surrender the notes for conversion at any time prior to maturity. However, except in certain specified circumstances, if the conditions for conversion into common stock have not been met, upon conversion holders will receive cash in lieu of common stock in an amount determined based on the formulas provided in the related indenture supplement. Conversion may also be settled in cash, common stock, or other property upon the occurrence of certain corporate events, as specified in the related indenture supplement. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. The Company may redeem all or a portion of the convertible notes for cash on or after February 15, 2006. During 2001, the Company repurchased $12.5 million principal amount at maturity of the convertible notes, resulting in a $2.1 million gain, which was recorded as part of non-interest income—other in the Company’s statement of income. There have been no additional repurchases since that time. Holders may require the Company to purchase their notes on February 15, 2006 at a price per note of $552.07, on February 15, 2011 at a price per note of $672.97, and on February 15, 2016 at a price per note of $820.35. The Company has the option to settle these purchases in cash (at the then current accreted value of the notes) or common stock (at the then current market price of the Company’s common stock), or using a combination of both.

In addition, holders may require the Company to purchase their notes for cash following a change of control, as defined in the related indenture supplement, occurring on or before February 15, 2006.

4.00% Convertible Senior Notes. In May 2003, the Company issued $287.5 million of 4.00% convertible senior notes due May 15, 2008 with interest payable semiannually on May 15 and November 15 of each year, commencing on November 15, 2003. These notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock), if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds $14.31 per share (110% of the conversion price) for at least 20 trading days of the last 30 trading days of the preceding calendar quarter; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the occurrence of certain corporate events, as specified in the related indenture supplement; and the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. The Company may not redeem the notes prior to their maturity. Holders may require the Company to purchase their notes for cash following a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement.

During the third quarter of 2004, the specified market price condition for conversion of the Company’s 4.00% convertible senior notes was satisfied, as the Company’s common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 trading days of the last 30 trading days of the quarter. As a result, the 4.00% convertible senior notes are convertible during the fourth quarter of 2004.

2.75% Convertible Cash to Accreting Senior Notes. In March 2004, the Company issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. After March 15, 2011, the Company will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of the Company’s common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock) if specified conditions are met. These conditions include the satisfaction of a market price condition, such that the price of the Company’s common stock exceeds $20.41 per share (120% of the conversion price) for at least 20 trading days of the last 30 trading days of the preceding calendar quarter; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the announcement of a redemption of the notes by the Company, in which event holders will have the option to convert their notes prior to redemption; the occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels; the occurrence of specified corporate distributions, as defined in the related indenture supplement; and the occurrence of a fundamental change, as defined in the related indenture supplement. Conversion of the notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversion may be settled in cash, common stock, or a combination of both, and upon the occurrence of certain corporate events, as specified in the related indenture supplement, when conversion may be settled in cash, common stock, or other property. The Company will adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control of the Company, as defined in the related indenture supplement, occurs on or before March 15, 2011, the Company may also be required to purchase the notes for cash and pay an additional make whole premium payable in the Company’s common stock upon the repurchase or conversion of the notes in connection with the fundamental change. The Company has the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require the Company to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014.

The Company adopted the provisions of EITF 04-8 in the third quarter of 2004. See Note 12 to the Consolidated Financial Statements for further discussion.

Junior Subordinated Deferrable Interest Debentures

In 1997, through Providian Capital I, a wholly owned subsidiary statutory trust, the Company issued mandatorily redeemable preferred securities, which accumulate accrued distributions that are payable semiannually. The Company has the right to defer payment of interest on the preferred securities at any time and from time to time, for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity. During any such extension period, the Company’s ability to pay dividends on its common stock would be restricted. The Company has the right to cause the redemption of the preferred securities on or after February 1, 2007, or earlier in the event of certain regulatory changes. The redemption price depends on several factors, including the date of the redemption, the present value of the principal and premium payable, and the accumulated but unpaid distributions on the preferred securities. The sole assets of Providian Capital I are $109.3 million in aggregate principal amount of the Company’s 9.525% junior subordinated deferrable interest debentures due February 1, 2027 and the right to reimbursement of expenses under a related expense agreement with the Company. The Company’s obligations under such debentures, together with its other obligations with respect to the preferred securities, constitute a full and unconditional guarantee. During 2001, the Company repurchased $6.7 million principal amount of the preferred securities and recorded a $3.1 million gain as part of non-interest income—other in the Company’s statement of income. There have been no additional repurchases since that time.

In accordance with FIN 46 (see Note 3 to Consolidated Financial Statements), the Company has determined that the Providian Capital I trust is a VIE and that the Company is not the primary beneficiary, as the Company would not absorb a majority of the trust’s expected losses if they were to occur. The Company adopted the provisions of FIN 46 with respect to the trust effective July 1, 2003. As a result, the Company deconsolidated the trust and no longer reports the preferred securities on its statement of financial condition. Effective July 1, 2003, the Company began reporting the related interest as interest expense and its equity in the earnings of the nonconsolidated trust as non-interest income—other. At September 30, 2004, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the preferred securities in long-term borrowings and the Company’s equity investment in the trust of $5.0 million in other assets.

Note 10.  Income Taxes

The Company’s effective income tax rate was 35.0% for the three and nine months ended September 30, 2004, and 39.5% for the three and nine months ended September 30, 2003. The decrease in the rate is due to tax credits that the Company expects to utilize based on its estimate of 2004 taxable income. The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant. The Company was not able to utilize these credits in 2003.

Note 11.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net-of-taxes, for the nine months ended September 30, 2004 and 2003 are presented in the following table.

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Cumulative Other Comprehensive Income
Balance at December 31, 2002	$9,888	$9,888
Other comprehensive income	(33,990)	(33,990)
Tax benefit	13,426	13,426
Balance at September 30, 2003	$(10,676)	$(10,676)

Balance at December 31, 2003	$(12,480)	$(12,480)
Other comprehensive income	12,300	12,300
Tax expense	(5,057)	(5,057)
Balance at September 30, 2004	$(5,237)	$(5,237)

Note 12.  Earnings per Common Share

The following table sets forth the computation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003.

Computation of Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
(dollars and number of shares in thousands, except per share data)	2004	2003	2004	2003

Income for computation of earnings per common share—basic	$109,082	$85,319	$280,520	$129,067
Interest on convertible senior notes, net-of-taxes(1)	2,893	1,739	7,665	2,396
Income for computation of earnings per common share—assuming dilution	$111,975	$87,058	$288,185	$131,463

Weighted average common shares outstanding—basic	289,263	287,620	288,605	286,783

Restricted stock issued– non-vested	1,402	1,244	948	1,720
Employee stock options	4,506	3,007	4,364	1,466
Convertible senior notes(1)	38,399	22,102	33,701	10,201
Dilutive potential common shares	44,307	26,353	39,013	13,387

Weighted average common shares outstanding—assuming dilution	333,570	313,973	327,618	300,170

Earnings per common share—basic	$0.38	$0.30	$0.97	$0.45
Earnings per common share—assuming dilution(1)	$0.34	$0.28	$0.88	$0.44

(1)          Amounts related to convertible senior notes reflect the effect of adopting EITF 04-8 in the third quarter of 2004 (see discussion below). The adoption of EITF 04-8 had the effect of reducing the Company’s diluted earnings per common share by $0.01 for the three months ended September 30, 2004 and 2003, and by $0.06 and $0.01 for the nine months ended September 30, 2004 and 2003. The reduction of diluted earnings per common share for the three months ended September 30, 2004 of $0.01 is due to the dilutive effect of the Company’s 2.75% convertible notes. Irrespective of the Company’s adoption of EITF 04-8, diluted earnings per common share for the three months ended September 30, 2004 already included the dilutive effect of the Company’s 4.00% convertible notes, since the specified market price condition for conversion of those notes was satisfied during the third quarter of 2004.

The Company’s convertible senior notes consist of its zero coupon, 4.00%, and 2.75% notes, which are contingently convertible notes, and its 3.25% notes. See Note 9 to Consolidated Financial Statements for further discussion. During the third quarter of 2004 the Company elected to adopt the provisions of EITF 04-8, and as a result has included the dilutive effect of its contingently convertible notes in its diluted earnings per share calculation from the time of issuance of the notes, in accordance with the if-converted methodology under SFAS No. 128. As required by EITF 04-8, the Company has also restated its diluted earnings per share for prior periods.

The amounts presented above reflect the assumed conversions of the Company’s 2.75% and 4.00% convertible senior notes to common shares, the impact of which was partially offset by the add-back of related debt interest expense to net income in accordance with the if-converted methodology. The Company’s zero coupon and 3.25% convertible senior notes were excluded from the calculation for all periods presented above because the effect would have been antidilutive. The interest expense and dilutive potential common shares included in the diluted earnings per share calculations presented above are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars and number of shares in thousands)	2004	2003	2004	2003
2.75% convertible senior notes
Interest on notes, net-of-taxes	$1,154	$—	$2,447	$—
Dilutive potential common shares	16,297	—	11,599	—
4.00% convertible senior notes
Interest on notes, net-of-taxes	$1,739	$1,739	$5,218	$2,396
Dilutive potential common shares	22,102	22,102	22,102	10,201

In addition, the FASB has issued an Exposure Draft, “Earnings per Share—an Amendment of FASB Statement No. 128,” which would require that contracts containing an option to settle in cash or stock be assumed to settle in stock for purposes of calculating diluted earnings per share. The Company’s zero coupon convertible senior notes provide such an option to the Company in the event that holders of the notes exercise certain rights to require the Company to repurchase their notes. See Note 9 to Consolidated Financial Statements for further discussion. If the Exposure Draft in its current proposed form becomes effective, it would impact the Company’s diluted earnings per share calculation for the nine months ended September 30, 2004 by requiring the inclusion of an additional 33,876,005 shares related to these notes, and would also require that the Company restate its diluted earnings per share for prior periods for purposes of comparability. The impact on diluted earnings per share would be partially offset by the add-back of related debt interest expense to net income under the if-converted method. The Company has the unilateral right to amend the indenture supplement governing the notes to eliminate the Company’s right to settle note repurchases in stock and would currently intend to pursue such an amendment in the event the proposal becomes effective. If the Company amends the indenture supplement, under the terms of the current Exposure Draft the Company would not be required to include the additional shares in its diluted earnings per share calculation.

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

Our primary expenses are funding costs, including interest costs related to customer deposits and borrowings; credit losses; operating expenses, including salaries and employee benefits, advertising and solicitation costs, occupancy costs, data processing and communication costs; and income taxes.

We seek to fund our assets through a diversified mix of sources and may vary the use of any one source over time. Our ability to fund existing and future customer loans is currently dependent on four primary sources: consumer deposits, securitizations, a portfolio of cash and liquid investment securities, and, to a lesser extent, debt. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust, which directly or through other special-purpose entities issues certificates or notes backed by the principal, interest, and fee cash flows generated by the pool of transferred loans. At the time the certificates or notes are issued, we receive cash proceeds from the portion sold to third parties.

Executive Overview

During the third quarter of 2004, we continued our efforts to strengthen our financial condition and build a productive and sustainable portfolio of customer accounts supported by an appropriately sized and efficient infrastructure. Building off our progress over the past two years, we focused on four key areas of our business:

•                  Further strengthening our balance sheet and managing our liquidity position;

•                  Implementing our “New Providian” and partnership marketing strategies, with a focus on core earnings production;

•                  Further improving credit performance; and

•                  Increasing operational efficiency and further reducing our operating expenses.

Balance Sheet and Liquidity.  Our primary goals in this area have been to maintain strong capital ratios and manage our liquidity portfolio in line with our growth expectations and PNB’s Capital Plan. During the third quarter of 2004, our liquidity position increased by $67.6 million, to $4.46 billion, while deposit levels moderately increased, ending the period at $9.06 billion. During the third quarter of 2004, we accessed the capital markets with the issuance of $650.0 million of three-year fixed rate Providian Gateway Owner Trust 2004-D asset-backed notes backed by a certificate issued by the Providian Gateway Master Trust and the issuance of $430.0 million of investor securities in a variable funding series with a two year revolving period. These two transactions, as well as the asset-backed issuances in the first six months of 2004, provided us with more favorable terms than our issuances of asset-backed securities in 2003 and 2002.

Our capital position strengthened during the quarter and at the end of the third quarter of 2004 was $2.63 billion. At September 30, 2004, our shareholders’ equity and allowance for credit losses, on a combined basis, were equal to 44.7% of our reported loans. PNB continued to maintain strong levels of capital ratios during the period, ending the quarter with a total risk-based capital ratio on a subprime basis of 18.94%.

Marketing.  In the third quarter of 2004, we added approximately 538,000 gross new accounts, of which about 70% were originated through our proprietary marketing program. We generated managed net receivables growth of approximately $656 million during the third quarter as a result of strong balance generation from new account originations and continued stabilization of our older core loan portfolio. We continued to implement our growth strategy by focusing on our core “New Providian” marketing, which emphasizes delivery of products, services, and rewards specifically designed for mainstream American consumers, and entering into additional marketing arrangements with co-branding and affinity partners. We entered into several new marketing partnership arrangements during the third quarter of 2004, some of which are scheduled to launch over the remainder of 2004. The success of our “New Providian” and partnership marketing strategies will continue to be a critical factor in our future earnings.

Credit.  During the third quarter of 2004, we continued to improve the credit mix of our loan portfolio by originating higher-quality loans receivable. We continued to benefit from the results of enhancements in our collections processes and changes in our portfolio management strategies. These actions, combined with the overall improvement in the economy, resulted in lower delinquencies and net credit losses in the third quarter as compared to the second quarter. Our net credit loss rates for the three months ended September 30, 2004 were 6.99% on a reported basis and 10.39% on a managed basis, compared to 9.10% and 12.53% for the three months ended June 30, 2004. Our 30+ day delinquency rates at September 30, 2004 were 4.61% on a reported basis and 6.27% on a managed basis, compared to 4.74% and 6.44% at June 30, 2004.

Operational Efficiency.  In the third quarter of 2004, we continued to recognize the benefits of streamlining our organization, which included the recognition of charges associated with the consolidation of the San Antonio, Texas customer service operations. Further charges associated with this consolidation are expected in the fourth quarter of 2004. The resulting reduction in our infrastructure better aligns it with expected levels of customer accounts and delinquency volumes. Reflecting these efforts and other actions over the past year, non-interest expense for the nine months ended September 30, 2004 was $782.0 million compared to $939.5 million for the same period in 2003. Non-interest expense, excluding solicitation and advertising, was $606.7 million for the nine months ended September 30, 2004, a decrease of $175.4 million from the same period in 2003.

Other Key Factors. As indicated above in the discussion under “—Balance Sheet and Liquidity,” we continue to access the capital markets through securitization fundings. Securitizations have remained a primary source of funding for our business. Securitizations have an impact on our earnings, because we record a gain or loss on the initial sale of loans in a securitization transaction and we release the allowance for credit losses associated with the securitized loans. In addition, we retain certain interests in the securitized loans, and we recognize changes in the fair value of these retained interests in current earnings. These impacts can contribute to volatility in our earnings. We continue to work on ways to reduce the level of these retained interests, in order to reduce the volatility of our non-interest income—servicing and securitization from period to period. For example, during the second and third quarters of 2004, our earnings benefited from increases in the valuation of interest-only strips receivable recognized from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. In 2003 and in the first nine months of 2004, our earnings benefited significantly from income recognized as a result of increases in the valuation of our retained interests caused by spread compression in the credit markets. In contrast, in 2002 the change in market discount rates had a negative impact on our earnings, due to decreases in the valuation of these interests. These fluctuations affect current period earnings; however, discounts previously recognized on retained securityholders’ interests will accrete through earnings over the duration of a securitization transaction, which may span a number of quarterly and annual reporting periods.

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

Securitization Accounting.  We account for our securitization transactions under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”). Our securitizations involve the transfer of a pool of loans receivable to a securitization trust. The trust or other special-purpose entity through which asset-backed securities are issued meets the criteria under SFAS No. 140 for a qualifying special-purpose entity that is not consolidated in our financial statements. When we enter into a securitization, we receive cash proceeds from the sale of securities to third parties, remove from our balance sheet the securitized loans allocated to securityholders’ interests and the related allowance for credit losses, and record our retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. We continue to service the securitized loans and we receive contractual servicing fees during the term of the transaction. Our retained interests are generally reported at fair value and changes in their fair value are recognized in current period earnings.

Our retained interests in the securitized loans consist of a seller’s interest, subordinated securityholders’ interests, interest-only strips receivable, and spread accounts. These retained interests are recorded on our balance sheet in loans receivable, interest receivable, and due from securitizations. The seller’s interest is composed of senior and subordinated components. The senior seller’s interest in our securitizations represents an undivided interest in the pool of loans receivable transferred to the securitization trust that are not allocated to the securityholders’ interests. We retain the senior seller’s interest, which includes principal, interest and fees receivable, and classify it as loans receivable with a related allowance for credit losses and interest receivable on our balance sheet. The seller’s interest subordinated component is the accrued interest receivable asset (“AIR”), which represents our interest in outstanding accrued interest and fees that are initially allocated to the securityholders’ interests. The AIR is recorded in due from securitizations on our balance sheet.

We estimate the fair value of our retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, the interest payable to the securityholders, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans are expected to be outstanding. For spread accounts, we estimate their fair value through a discounted cash flow analysis based on projected repayments of existing spread account balances, generally at the maturity of the securitization. The fair value of our retained subordinated securityholders’ interests and spread accounts generally vary with the movement in market rates for comparable investments. Historically, we have not incurred a loss of invested principal on assets held through their final payment date and our valuations do not reflect such a loss of principal. The fair values of our interest-only strips receivable vary primarily with changes in our forecast of excess servicing. Estimated excess servicing fluctuates based primarily on the expected performance of the securitized loans.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest and fee income, coupon rates, net credit losses, and discount rates we use in our estimates. Changes in loan performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Complex judgment is required in the selection and use of these factors. Results that differ from our projections can result in a material impact on our balance sheet and income statement. As an example of the sensitivity of one assumption, at September 30, 2004, a 10% increase in the discount rates used in valuing the cash flows from our retained subordinated interests would have resulted in a decrease in their fair value of approximately $25.7 million. The sensitivity of key assumptions used in valuing our retained subordinated interests is discussed in Note 7 to our Consolidated Financial Statements, “Securitization or Sale of Receivables.”

At the time of a securitization, we determine whether the retained subordinated securityholders’ interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans with respect to holding or selling the assets, and can vary among different securitizations and different retained interests. Our existing retained subordinated securityholders’ interests are securities measured as investments held for trading. Changes to unrealized gains and losses on investments held for trading are included in current period earnings. Changes to unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity, as other comprehensive income. If there is a determination that such available-for-sale assets have been permanently impaired, unrealized losses are reported as a reduction to servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings. Designation of these assets as held for trading can have a material impact on the timing of unrealized gains and losses recognized in earnings, but not on shareholders’ equity.

Allowance for Credit Losses.  We maintain an allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the existing loans receivable on our balance sheet. The amount of the allowance is determined based on an analysis of historical quantitative risk factors that include customer risk scores, delinquency roll rates, principal credit loss rates, bankruptcies, and other customer characteristics. The risk scores used in determining the allowance measure a customer’s credit risk based on a combination of proprietary and external risk models. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency. These factors are used to estimate the likelihood that a loan receivable will charge off. In evaluating the adequacy of this quantitative analysis, management also takes into consideration environmental credit risk factors affecting the portfolio’s credit performance and makes appropriate adjustments to the allowance. These factors primarily include such things as the impact of general economic conditions on a customer’s ability to pay, trends in loan portfolio volume, seasoning, geographic concentrations, and the impact of recent modifications to loan review and underwriting procedures on the credit quality of the loans receivable portfolio. We also validate the adequacy of the allowance by comparing coverage ratios to our actual loss experience and to that of other credit card lenders.

Establishing an allowance for credit losses that is adequate and not excessive requires significant judgment. We forecast multiple scenarios and use alternative methods to establish and test the adequacy of the allowance. The coverage ratios under these varying scenarios and methods create a range of reasonable outcomes from which we record our allowance. The use of estimates is inherent in our assessment of the adequacy of the allowance for credit losses, and significant differences in these estimates could affect the adequacy of the allowance for credit losses.

Different assumptions regarding estimated net credit losses could materially affect our financial position and results of operations. For example, a 10% increase in the projected net credit losses estimated at September 30, 2004 would have resulted in an increase of approximately $63.4 million in the allowance for credit losses and the provision for credit losses.

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

Different assumptions regarding estimated uncollectible interest and fees could materially affect our financial position and results of operations. For example, a 10% increase in the projected uncollectible interest and fees estimated at September 30, 2004 would have resulted in decreases of approximately $2.9 million to interest income and $16.8 million to non-interest income.

Earnings Summary

The following discussion provides a summary of our earnings for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003. The significant components of our results of operations are covered in further detail in subsequent sections of this discussion.

Net income was $109.1 million, or $0.34 per diluted share, for the three months ended September 30, 2004, compared to $85.3 million, or $0.28 per diluted share, in the same period of 2003. Net income was $280.5 million, or $0.88 per diluted share, for the nine months ended September 30, 2004, compared to $129.1 million, or $0.44 per diluted share, in the same period of 2003. Earnings per diluted share amounts include the dilutive effects of our contingently convertible notes as a result of our adoption of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), in the third quarter of 2004. See Note 12 to our Consolidated Financial Statements for further discussion.

For the three months ended September 30, 2004, net revenue (net interest income plus non-interest income) was $586.1 million, compared to $526.3 million for the three months ended September 30, 2003, an increase of $59.8 million. For the nine months ended September 30, 2004 and 2003, net revenue remained flat at $1.65 billion for both periods. The increase in net revenue for the third quarter of 2004 compared to the third quarter of 2003 was primarily due to an increase in net interest income.

Net interest income increased by $63.2 million for the three months ended September 30, 2004 compared to the same period in 2003, primarily due to an increase in loans receivable as we benefited from our strategies of generating growth in higher credit quality loans receivable and effectively managing our existing portfolio, and due to a decrease in interest expense resulting from lower average deposit levels and lower costs incurred to fund our deposits. Non-interest income for the third quarter of 2004 remained relatively flat compared to the third quarter of 2003 and included an increase in servicing and securitization income of $50.2 million, primarily resulting from increases in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an overall favorable change in market discount rates, and higher levels of interest-only strips receivable recognized due to increases in forecasted excess servicing associated with continuing improvements in delinquencies and credit losses. The increase in servicing and securitization income was offset by a decrease in credit product fee income of $37.9 million primarily due to our transition to higher-quality credit card account originations, and a decrease in non-interest income—other of $15.6 million due to losses associated with the sale of investment securities in the third quarter of 2004 and the inclusion of income in the third quarter of 2003 from operations that were subsequently sold.

Our provision for credit losses was $161.4 million for the quarter ended September 30, 2004, an increase of $62.6 million from the third quarter of 2003 provision of $98.7 million. For the nine months ended September 30, 2004, our provision for credit losses was $432.2 million, a decrease of $60.3 million from the nine months ended September 30, 2003 provision of $492.6 million. The increase in the provision for the third quarter of 2004 compared to the same period in 2003 is primarily a result of growth in our reported loans receivable during the most recent quarter. The decrease in the provision for the nine months ended September 30, 2004 and the reduction in our loan loss coverage ratio from 10.74% at September 30, 2003 to 8.67% at September 30, 2004 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality credit card account originations, improvements in the U.S. economy, and changes in our portfolio management and collections strategies and processes.

For the quarter ended September 30, 2004, non-interest expense decreased $29.7 million to $256.9 million, compared to $286.6 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, non-interest expense decreased $157.4 million to $782.0 million, compared to $939.5 million for the nine months ended September 30, 2003. These year over year reductions are primarily due to lower personnel and related infrastructure costs associated with our workforce reductions and lower collection costs resulting from our lower delinquencies due to higher-quality account originations and the implementation of certain credit risk management operations strategies.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense from deposits and borrowings.

Reported net interest income for the three months ended September 30, 2004 was $144.0 million, compared to $80.9 million for the same period in 2003, an increase of $63.2 million. Reported net interest income for the nine months ended September 30, 2004 was $376.7 million, compared to $389.0 million for the same period in 2003, a decrease of $12.3 million. The increase in reported net interest income for the three months ended September 30, 2004 was primarily driven by the increase in our reported loans receivable during the quarter and the decrease in our interest expense on deposits. The decline in reported net interest income for the nine months ended September 30, 2004 reflects our continuing efforts to create a higher-quality loan portfolio, which resulted in decreases in the yield on outstanding loans receivable. The yield on our reported loans receivable decreased to 12.75% for the nine months ended September 30, 2004 from 15.16% for the nine months ended September 30, 2003, as the mix of our portfolio reflected a growing proportion of higher-quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Partially offsetting the negative impact to our yield from the change in the mix of our loan portfolio was an increase in the level of interest income that we estimate will become collectible (i.e., a reduction of the suppressed amounts). For the three months ended September 30, 2004 and 2003, reported interest income was reduced by $20.8 million and $29.5 million due to the impact of the suppression methodology. For the nine months ended September 30, 2004 and 2003, reported interest income was reduced by $58.2 million and $115.0 million due to the impact of the suppression methodology. Under the suppression methodology, the interest accrued on loans that we estimate to be uncollectible is not recognized as interest income on our income statement and is not included in loans receivable on our balance sheet. In addition, interest income is reduced by the reversal of accrued interest included in loans receivable (to the extent not previously suppressed) when the principal amount of a loan is charged off.

For the three months ended September 30, 2004, interest expense was $119.4 million, compared to $154.9 million for the same period in 2003, a decrease of $35.5 million. For the nine months ended September 30, 2004, interest expense was $376.1 million, compared to $490.6 million for the same period in 2003, a decrease of $114.5 million. The year over year decreases in interest expense reflects the lower average level of our deposits and lower interest rates paid on deposits.

Statement of Average Balances, Income and Expense, Yields and Rates

The following tables provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and nine months ended September 30, 2004 and 2003.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended September 30,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Loans receivable	$7,340,073	$223,728	12.19%	$5,865,604	$200,777	13.69%
Interest-earning cash and cash equivalents	251,615	838	1.33%	449,419	1,170	1.04%
Federal funds sold	653,711	2,409	1.47%	4,181,325	10,562	1.01%
Investment securities	2,965,909	15,164	2.05%	1,630,987	10,428	2.56%
Other	669,608	21,278	12.71%	741,165	12,847	6.93%
Total interest-earning assets	11,880,916	$263,417	8.87%	12,868,500	$235,784	7.33%

Allowance for credit losses	(626,891)			(680,230)
Other assets	2,429,753			3,551,516

Total assets	$13,683,778			$15,739,786

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$8,939,423	$102,941	4.61%	$11,642,410	$139,470	4.79%
Borrowings	1,481,751	16,433	4.44%	1,254,656	15,437	4.92%
Total interest-bearing liabilities	10,421,174	$119,374	4.58%	12,897,066	$154,907	4.80%

Other liabilities	699,034			644,423
Total liabilities	11,120,208			13,541,489

Shareholders’ equity	2,563,570			2,198,297

Total liabilities and shareholders’ equity	$13,683,778			$15,739,786

Net Interest Income and Spread		$144,043	4.29%		$80,877	2.53%

Statement of Average Balances, Income and Expense, Yields and Rates

	Nine months ended September 30,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets
Loans receivable	$6,810,019	$651,249	12.75%	$6,675,001	$758,857	15.16%
Interest-earning cash and cash equivalents	399,679	3,025	1.01%	336,533	2,692	1.07%
Federal funds sold	1,269,272	10,514	1.10%	3,985,187	33,998	1.14%
Investment securities	2,627,125	38,983	1.98%	1,723,657	39,606	3.06%
Other	647,295	49,014	10.10%	753,596	44,502	7.87%
Total interest-earning assets	11,753,390	$752,785	8.54%	13,473,974	$879,655	8.70%

Allowance for credit losses	(625,079)			(901,249)
Other assets	2,474,093			3,576,949

Total assets	$13,602,404			$16,149,674

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$9,088,745	$324,583	4.76%	$12,179,739	$453,845	4.97%
Borrowings	1,390,123	51,506	4.94%	1,119,796	36,774	4.38%
Total interest-bearing liabilities	10,478,868	$376,089	4.79%	13,299,535	$490,619	4.92%

Other liabilities	661,620			703,004
Total liabilities	11,140,488			14,002,539

Shareholders’ equity	2,461,916			2,147,135

Total liabilities and shareholders’ equity	$13,602,404			$16,149,674

Net Interest Income and Spread		$376,696	3.75%		$389,036	3.78%

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

Rate-Volume Variance Analysis

	Three months ended September 30,			Nine months ended September 30,
	2004 vs. 2003			2004 vs. 2003
(dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Rate		Volume	Rate

Interest Income
Loans receivable	$22,951	$46,622	$(23,671)	$(107,608)	$15,091	$(122,699)
Federal funds sold	(8,153)	(11,540)	3,387	(23,484)	(22,334)	(1,150)
Investments and other securities	12,835	5,204	7,631	4,222	9,926	(5,704)
Total interest income	27,633	40,286	(12,653)	(126,870)	2,683	(129,553)

Interest Expense
Interest-bearing deposits	(36,529)	(31,440)	(5,089)	(129,262)	(110,812)	(18,450)
Borrowings	996	2,604	(1,608)	14,732	9,631	5,101
Total interest expense	(35,533)	(28,836)	(6,697)	(114,530)	(101,181)	(13,349)

Net Interest Income	$63,166	$69,122	$(5,956)	$(12,340)	$103,864	$(116,204)

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

Allowance for Credit Losses

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$600,479	$701,488	$625,886	$1,012,461
Provision for credit losses	161,351	98,732	432,220	480,676
Fair value adjustment—loans held for securitization or sale(1)	—	—	—	11,875
Credit losses	(141,409)	(206,654)	(508,849)	(847,629)
Recoveries	13,110	50,416	84,274	158,205
Credit losses on loans held for securitization or sale(1)	—	—	—	(171,606)
Balance at end of period	$633,531	$643,982	$633,531	$643,982

Reported loans receivable at period end	$7,306,507	$5,994,446

Coverage ratios at period end	8.67%	10.74%

(1)   The 2003 fair value adjustment—loans held for securitization or sale of $11.9 million reflects an increase in the allowance for credit losses as a result of the mark to market of Providian Bank (“PB”) loans receivable reclassified as loans held for securitization or sale in the nine months ended September 30, 2003. The decrease in the allowance for credit losses of $171.6 million in the nine months ended September 30, 2003 represents the allowance for credit losses that, together with the par value of the PB loans receivable, was transferred to loans held for securitization or sale as part of the adjustment to the fair value of $667.1 million.

The decrease in the coverage ratio (the allowance for credit losses as a percentage of reported loans receivable) as of September 30, 2004 compared to September 30, 2003 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations, improvements in the U.S. economy, and changes in our portfolio management and collections strategies and processes. As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may make adjustments that would result in further changes to the coverage ratio, which would impact our provision for credit losses.

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

As of September 30, 2004 and 2003, the total principal amount of securitized loans outstanding was $10.31 billion and $10.62 billion. For the three months ended September 30, 2004, servicing and securitization income was $311.2 million, an increase of $50.2 million from $261.1 million in the third quarter of 2003.  Servicing and securitization income for the three months ended September 30, 2004 includes a $32.9 million benefit from an increase in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to favorable changes in market discount rates. Changes in market discount rates are generally due to factors not within the control of the Company, such as changes in the U.S. economy, the current interest rate environment, and credit spread levels.  More specifically, the improvement in the discount rates during the third quarter of 2004 was due primarily to credit spread tightening in the debt capital markets.  Additionally, servicing and securitization income increased during the third quarter of 2004 compared to the same period of 2003 due to increases in the valuation of our interest-only strips receivable resulting from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. Partially offsetting the positive contributions to income described above, servicing and securitization income in the third quarter of 2004 included lower discount accretion related to decreased average retained subordinated securityholders’ interests and spread account balances as compared to the same period in 2003.

For the nine months ended September 30, 2004, servicing and securitization income was $836.2 million, an increase of $221.8 million from $614.4 million for the same period in 2003. The increase in servicing and securitization income for the nine months ended September 30, 2004 is due to factors similar to those described for the third quarter of 2004, including an overall favorable change in market discount rates for our retained securityholders’ interests and spread accounts, and recognition of higher levels of interest-only strips receivable, partially offset by lower discount accretion from retained subordinated securityholders’ interests and lower levels of spread account balances.

Under the suppression methodology, we do not recognize income associated with the interest and fees on securitized loans that we estimate to be uncollectible as servicing and securitization income on the income statement or as due from securitizations on the balance sheet. In addition, servicing and securitization income is reduced by the reversal of accrued interest and fees included in due from securitizations (to the extent not previously suppressed) when the principal amount of a securitized loan is charged off. For the three months ended September 30, 2004 and 2003, the amount of servicing and securitization income not recognized as a result of the impact of the suppression methodology was $103.6 million and $141.0 million. For the nine months ended September 30, 2004 and 2003, the amount of servicing and securitization income not recognized as a result of the impact of the suppression methodology was $315.9 million and $435.7 million.

Credit Product Fee Income.  Credit product fee income includes performance fees (late, overlimit, and returned check charges), annual membership fees, and cash advance fees, which are charged in accordance with the terms of the customer’s account agreement. Annual membership revenue is recognized ratably over the customer privilege period (currently one year). Performance fees and cash advance fees are recognized when earned. Credit product fee income also includes revenue from products billed annually, which is recognized ratably over the customer privilege period, revenue from products billed monthly, which is recognized in the month it is billed, and revenue from interchange fees received from bankcard associations, which is based on the purchase activity of our credit card customers.

For the three months ended September 30, 2004, credit product fee income was $135.5 million, a decrease from $173.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, credit product fee income was $421.7 million, a decrease from $593.2 million for the nine months ended September 30, 2003. These year over year decreases primarily reflect our transition to higher-quality credit card account originations, which resulted in lower late and overlimit fees and lower cardholder service product and annual membership fee revenue.

In accordance with GAAP, we capitalize direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period (currently one year) for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense upon securitization. Effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction to credit product fee income. Previously, amortized loan origination costs were reported as non-interest expense—solicitation and advertising. This reclassification had no material impact on our income statement.

Under the suppression methodology, we do not recognize fees on loans that we estimate to be uncollectible as credit product fee income on our income statement or as loans receivable on our balance sheet. In addition, credit product fee income is reduced by the reversal of accrued fees included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off. For the three months ended September 30, 2004 and 2003, the amount of credit product fee income not recognized as a result of the impact of the suppression methodology was $30.8 million and $46.3 million. For the nine months ended September 30, 2004 and 2003, the amount of credit product fee income not recognized as a result of the impact of the suppression methodology was $87.2 million and $156.9 million. The decreases in the amount of suppressed income for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 is in line with the decreases in credit product fee income as discussed above.

Other.  Non-interest income—other was $(4.7) million and $11.0 million for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, non-interest income—other was $11.2 million and $48.7 million. These decreases are primarily a result of changes in realized gains and losses on investment securities and derivative instruments, partially offset by installment payments received from the sale of a limited partnership investment and income related to limited partnership investments accounted for under the equity method. Additionally, non-interest income—other decreased during the first nine months of 2004 compared to the same period in 2003 due to the inclusion in 2003 of income from operations that were subsequently sold.

Non-Interest Expense

Non-interest expense includes salary and employee benefits costs, solicitation and advertising costs, occupancy, furniture, and equipment costs, data processing and communication costs, and other non-interest expense. The following table presents non-interest expense for the three and nine months ended September 30, 2004 and 2003. Overall, the decrease in non-interest expense reflects our efforts to increase operational efficiency and align our operations with our loan portfolio levels.

Summary of Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Salaries and employee benefits	$68,220	$90,050	$219,748	$282,881
Solicitation and advertising	57,377	38,523	175,358	157,428
Occupancy, furniture, and equipment	23,537	31,571	71,776	91,661
Data processing and communication	27,741	31,064	81,839	94,531
Other	80,058	95,380	233,311	312,969
Total non-interest expense	$256,933	$286,588	$782,032	$939,470

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

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts and also include costs incurred to promote our products. Advertising costs and the majority of solicitation expenses are expensed as incurred. Third quarter and year-to-date 2004 solicitation and advertising expense increased compared to the same periods in 2003, reflecting increases in our marketing and account solicitation activity and increased use of third party marketing service providers.

As discussed in “—Non-Interest Income—Credit Product Fee Income,” effective January 1, 2004, we began classifying capitalized loan origination costs as a reduction to non-interest income—credit product fee income. Prior to January 1, 2004, these costs were reported as non-interest expense—solicitation and advertising. This reclassification had no material impact on our income statement.

In connection with workforce reductions and the closure of facilities, we record charges related to employee severance, premises, equipment, and furniture lease expenses, fixed asset write-downs, and disposition costs. At September 30, 2004, we had accrued $9.1 million for remaining costs expected to be paid, primarily for premises, equipment, and furniture lease costs associated with property no longer in use. This amount included $2.5 million for costs associated with the closure of our facilities in Louisville, Kentucky in January 2004. In connection with the closure of our Louisville facilities, we also recognized $3.4 million of severance and fixed asset write-down expense during the first quarter of 2004. To consolidate our customer service operations and further enhance our operational efficiency, we began closing our facilities in San Antonio, Texas in the third quarter of 2004 and expect to complete the closure during the fourth quarter of 2004.

Non-interest expense—other includes operational expenses such as collection costs, fraud losses, and bankcard association assessments. For the three months ended September 30, 2004 and 2003, collection costs were $14.9 million and $26.0 million. For the nine months ended September 30, 2004 and 2003, collection costs were $54.7 million and $122.9 million. The year over year decreases in collection costs are primarily the result of our lower delinquencies due to higher-quality credit card account originations and the implementation of certain credit risk management operations strategies.

Income Taxes

We recognized income tax expense of $58.7 million and $55.7 million for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, we recognized income tax expense of $151.1 million and $84.3 million. Our effective income tax rates were 35.0% for the three and nine months ended September 30, 2004, and 39.5% for the three and nine months ended September 30, 2003. The decrease in the rate is due to tax credits that we expect to utilize based on our estimate of 2004 taxable income. The tax credits are generated from an existing investment in a limited liability entity that operates an alternative energy plant. We were not able to utilize these credits in 2003.

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

The securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ certificates and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of various classes of investor interests ranked by seniority. The senior securityholders’ interests, which are supported with various forms of credit enhancement, are sold to third party investors. When we enter into a securitization transaction, we receive cash proceeds from the sale of securities to third parties, remove the securitized loans and related allowance for credit losses from our balance sheet, and record the retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. See “—Overview of Critical Accounting Policies.”

During the three months ended September 30, 2004 and 2003, we securitized $1.31 billion and $406.5 million of loans receivable, which were offset by reductions in securitized loans of $1.08 billion and $868.9 million from the repayment of certain series and a reduction in the invested amount of the variable funding series. During the nine months ended September 30, 2004 and 2003, we securitized $3.03 billion and $1.50 billion of loans receivable, which were offset by reductions in securitized loans of $3.05 billion and $3.31 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series. We typically recognize a net gain or loss from the initial sale of investor interests to third party investors from the recognition of a gain from the interest-only strip receivable, and the recognition of a loss from the discounts recognized on other retained interests.  We recognized a total gain of $12.0 million and a total loss of $4.2 million related to our new securitizations during the three months ended September 30, 2004 and 2003.  We recognized a total gain of $5.5 million and a total loss of $20.4 million related to our new securitizations during the nine months ended September 30, 2004 and 2003.  These gains and losses exclude the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale.

The total amounts of our securitized loans as of September 30, 2004 and December 31, 2003 were $10.31 billion and $10.33 billion. The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the loans receivable transferred in our securitizations and reported in due from securitizations at September 30, 2004 and December 31, 2003.

Due from Securitizations

(dollars in thousands)	September 30, 2004	December 31, 2003
Retained subordinated securityholders’ interests	$1,260,308	$1,176,316
Interest-only strips receivable	429,731	228,856
Spread accounts	273,295	403,802
Accrued interest receivable	351,752	397,951
Other(1)	114,448	171,038
Total due from securitizations	$2,429,534	$2,377,963

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

When making disclosures regarding our expected future performance, including those contained in this report, we disclose certain projected financial measures relating to expected performance on a managed basis. We develop such projections on a managed basis using managed financial information and do not in the normal course of business derive comparable GAAP projections. Developing such comparable GAAP projections would be unreasonably burdensome and in the opinion of management such comparable GAAP projections would not provide to the users of the financial information a significant benefit in understanding our expected future performance.

Reconciliation of Selected Reported Earnings to Selected Managed Earnings

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Adjusted and Risk Adjusted Margins:
Reported
Interest income from loans	$223,728	$200,777	$651,249	$758,857
Allocated interest expense	(73,749)	(70,607)	(217,906)	(243,053)
Credit product fee income	135,515	173,427	421,723	593,234
Net credit losses	(128,299)	(156,238)	(424,575)	(689,424)
Adjusted margin	157,195	147,359	430,491	419,614
Servicing and securitization income	311,241	261,086	836,195	614,402
Other non-interest income	(4,696)	10,953	11,208	48,683
Risk adjusted margin	463,740	419,398	1,277,894	1,082,699

Securitization Adjustments
Interest income from loans	$497,475	$562,350	$1,496,207	$1,730,201
Allocated interest expense	(58,795)	(67,973)	(174,515)	(210,266)
Credit product fee income	135,070	132,231	386,821	385,021
Net credit losses	(325,506)	(450,798)	(1,134,207)	(1,511,929)
Servicing and securitization income	(239,497)	(191,294)	(573,215)	(429,797)

Managed
Interest income from loans	$721,203	$763,127	$2,147,456	$2,489,058
Allocated interest expense	(132,544)	(138,580)	(392,421)	(453,319)
Credit product fee income	270,585	305,658	808,544	978,255
Net credit losses	(453,805)	(607,036)	(1,558,782)	(2,201,353)
Adjusted margin	405,439	323,169	1,004,797	812,641
Servicing and securitization income	71,744	69,792	262,980	184,605
Other non-interest income	(4,696)	10,953	11,208	48,683
Risk adjusted margin	$472,487	$403,914	$1,278,985	$1,045,929

Net Interest Income:
Reported
Interest income from loans	$223,728	$200,777	$651,249	$758,857
Interest income from investments	39,689	35,007	101,536	120,798
Interest expense	(119,374)	(154,907)	(376,089)	(490,619)
Net interest income	144,043	80,877	376,696	389,036

Securitization Adjustments
Interest income from loans	$497,475	$562,350	$1,496,207	$1,730,201
Interest income from investments	(19,921)	(11,356)	(45,085)	(39,105)
Interest expense	(47,621)	(41,132)	(130,522)	(134,390)

Managed
Interest income from loans	$721,203	$763,127	$2,147,456	$2,489,058
Interest income from investments	19,768	23,651	56,451	81,693
Interest expense	(166,995)	(196,039)	(506,611)	(625,009)
Net interest income	$573,976	$590,739	$1,697,296	$1,945,742

Reconciliation of Selected Reported Financial Data
to Selected Managed Financial Data

(dollars in thousands)	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003

Selected Financial Data:
Reported
Period End:
Delinquent loans	$336,716	$326,011	$417,131	$430,351
Loans receivable(1)	7,306,507	6,883,942	6,281,403	5,994,446
Total assets	13,914,771	13,592,270	14,275,347	15,333,709

Three-Month Average:
Loans receivable(1)	$7,340,073	$6,610,851	$5,934,473	$5,865,604
Earning assets	11,880,916	11,551,217	12,368,033	12,868,500
Total assets	13,683,778	13,477,337	14,815,957	15,739,786

Securitization Adjustments
Period End:
Delinquent loans	$785,312	$784,147	$1,156,096	$1,210,767
Loans receivable	10,594,908	10,361,415	10,653,351	10,951,709
Total assets	8,849,081	8,660,783	8,923,017	8,449,990

Three-Month Average:
Loans receivable	$10,129,209	$10,167,072	$10,732,942	$11,025,838
Earning assets	10,129,209	10,167,072	10,732,942	11,025,838
Total assets	8,455,475	8,599,879	8,529,245	8,722,273

Managed
Period End:
Delinquent loans	$1,122,028	$1,110,158	$1,573,227	$1,641,118
Loans receivable(1)	17,901,415	17,245,357	16,934,754	16,946,155
Total assets	22,763,852	22,253,053	23,198,364	23,783,699

Three-Month Average:
Loans receivable(1)	$17,469,282	$16,777,923	$16,667,415	$16,891,442
Earning assets	22,010,125	21,718,289	23,100,975	23,894,338
Total assets	22,139,253	22,077,216	23,345,202	24,462,059

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

Loan Performance Statistics

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Reported
Net interest margin on average loans(1)	8.17%	8.87%	8.48%	10.30%
Net interest margin on average earning assets	4.85%	2.51%	4.27%	3.85%
Adjusted margin on average loans(2)	8.56%	10.06%	8.43%	8.38%
Risk adjusted margin on average loans(3)	25.27%	28.61%	25.02%	21.63%
Return on average assets	3.19%	2.17%	2.75%	1.07%

Managed
Net interest margin on average loans(4)	13.48%	14.79%	13.78%	15.12%
Net interest margin on average earning assets	10.43%	9.89%	10.32%	10.48%
Adjusted margin on average loans(5)	9.29%	7.66%	7.89%	6.04%
Risk adjusted margin on average loans (6)	10.82%	9.57%	10.04%	7.77%
Return on average assets	1.97%	1.40%	1.69%	0.69%

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

(3)   Represents interest income, less interest expense and net credit losses, plus non-interest income, expressed as a percentage of reported average loans receivable.  Interest expense is allocated to reported average loans receivable based on the ratio of reported average loans receivable to reported average earning assets.

(4)   Represents interest income, less interest expense, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

(5)   Represents interest income, less interest expense and net credit losses, plus credit product fee income on managed average loans receivable, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

(6)   Represents interest income, less interest expense and net credit losses, plus non-interest income, expressed as a percentage of managed average loans receivable.  Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

Net Interest Margin.  Our reported net interest margin on average loans decreased to 8.17% for the third quarter of 2004, from 8.87% for the same period in 2003. Managed net interest margin on average loans decreased to 13.48% for the third quarter of 2004, from 14.79% for the same period in 2003. The yield on our reported loans receivable decreased to 12.19% for the third quarter of 2004, from 13.69% for the same period in 2003. The yield on managed loans receivable decreased to 16.51% for the third quarter of 2004, from 18.07% for the same period in 2003. The lower yields in the three months ended September 30, 2004 are primarily a result of our continuing efforts to generate a higher-quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold and securities purchased under resale agreements, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our balance sheet. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets increased to 4.85% for the quarter ended September 30, 2004 from 2.51% for the quarter ended September 30, 2003. The managed net interest margin on average earning assets increased to 10.43% for the quarter ended September 30, 2004 from 9.89% for the quarter ended September 30, 2003. These increases reflect the impact of lower average earning assets and lower interest expense due to decreased levels of deposit funding as compared to the third quarter of 2003, and lower interest rates paid on deposits.

Adjusted Margin and Risk Adjusted Margin.  One of the ways we measure loan portfolio profitability is by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. Risk adjusted margin consists of interest income plus non-interest income (including non-interest income—servicing and securitization and non-interest income—other) less interest expense allocated to loans and net credit losses. Therefore, this measure includes fluctuations from changing retained interest fair values and non-recurring gains or losses included in non-interest income—other.  To provide an ongoing measure of loan profitability that is not subject to such fluctuations, which we believe is a more meaningful measure for assessing our loan performance, we use adjusted margin.  Adjusted margin excludes non-interest income—servicing and securitization and non-interest income—other and consists of interest income plus non-interest income—credit product fee income, less interest expense allocated to loans and net credit losses. Risk adjusted margin and adjusted margin are expressed in dollars or as a percentage of average loans receivable.

Reported adjusted margins for the quarter ended September 30, 2004 were $157.2 million and 8.56%, compared to $147.4 million and 10.06% for the quarter ended September 30, 2003. Reported adjusted margins for the nine months ended September 30, 2004 were $430.5 million and 8.43%, compared to $419.6 million and 8.38% for the nine months ended September 30, 2003. The adjusted margins for the three months ended September 30, 2004 decreased primarily due to lower fee income and lower yields on reported loans outstanding, partially offset by lower net credit losses during the period. The adjusted margins for the nine months ended September 30, 2004 increased primarily due to lower net credit losses, partially offset by lower yields and reduced fee income associated with our transition to higher-quality accounts.

Managed adjusted margins for the quarter ended September 30, 2004 were $405.4 million and 9.29%, compared to $323.2 million and 7.66% for the quarter ended September 30, 2003. Managed adjusted margins for the nine months ended September 30, 2004 were $1.00 billion and 7.89%, compared to $812.6 million and 6.04% for the nine months ended September 30, 2003. The increases in the managed adjusted margins are primarily due to a decrease in net credit losses, partially offset by lower average managed loans and lower yields and lower fee income associated with our transition to higher-quality accounts.

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

We measure the credit performance of our portfolio of loans receivable through two key rates, the 30+ day delinquency rate and the net credit loss rate. The 30+ day delinquency rate on reported loans was 4.61% as of September 30, 2004, compared to 6.64% as of December 31, 2003 and 7.18% as of September 30, 2003. The 30+ day delinquency rate on managed loans was 6.27% as of September 30, 2004, compared to 9.29% as of December 31, 2003 and 9.68% as of September 30, 2003. The reported net credit loss rate was 6.99% for the quarter ended September 30, 2004, compared to 10.65% for the quarter ended September 30, 2003. The managed net credit loss rate was 10.39% for the quarter ended September 30, 2004, compared to 14.37% for the quarter ended September 30, 2003.

The improved performance over the past year in both our reported and managed 30+ day delinquency rates and our reported and managed net credit loss rates reflects the impact of higher-quality credit card account originations, revised credit line and pricing strategies for existing customers, new collection and credit policies and practices, and improving conditions in the U.S. economy.

Improving the Quality of Our Loan Portfolio.  During 2002, we changed our marketing strategies within both the new account acquisition and portfolio management functions with the goal of generating a higher-quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. We no longer market new accounts to higher risk segments of the market, which means that, consistent with our Capital Plan, we do not originate accounts for consumers with Fair Isaac & Co. (FICO®) credit scores below 600, as derived from information available on credit bureau reports. We operate under a balanced strategy of originating new loans across the broad middle to prime market segments, focusing on the parts of these segments that we expect to be most profitable and creditworthy. As a result, we have generated higher credit quality loans through our proprietary marketing program, which emphasizes the portion of the market we refer to as mainstream America, and through our partnership marketing program, which uses highly targeted marketing criteria to market our credit card products to creditworthy individuals associated with various groups.

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

Credit and Collections Strategies and Policies. We employ a delinquency lifecycle strategy for the management of delinquent accounts. This strategy is applied in combination with certain event-driven actions, consumer counseling, and consumer debt management education. Under the delinquency lifecycle approach, we prioritize collections to focus on delinquency status, with attention to customer events within each stage of delinquency. We believe that this facilitates management and collector accountability for, and ownership of, collection results.

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

In the third quarter of 2004, we modified the criteria for recognizing charge-offs for certain loans that are subject to payment plans under a consumer debt management program, so that loans that are less than 120 days past due at the time they are enrolled in a debt management program are subject to charge off when they become 120 days past due. Additionally, loans to customers who are enrolled in a debt management program and who miss one payment under the plan are subject to charge-off when they become 120 days past due.

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

Reported 30+ day delinquency rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans receivable in the securitization trust declines, will generally also increase our reported 30+ day delinquency rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the trust loans receivable currently have higher delinquency rates than our reported loans receivable. As a result, short-term fluctuations in the reported 30+ day delinquency rate are not necessarily a reliable indicator of trends in our asset quality.

Delinquent Loans

	September 30, 2004		December 31, 2003
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding	$7,306,507	100.00%	$6,281,403	100.00%
Loans delinquent
30-59 days	$109,195	1.49%	$128,467	2.05%
60-89 days	79,558	1.09%	94,916	1.51%
90 or more days	147,963	2.03%	193,748	3.08%
Total loans delinquent	$336,716	4.61%	$417,131	6.64%

Securitized
Loans outstanding(1)	$10,594,908		$10,653,351
Loans delinquent
30-59 days	$248,849		$346,630
60-89 days	187,693		269,107
90 or more days	348,770		540,359
Total loans delinquent	$785,312		$1,156,096

Managed
Loans outstanding	$17,901,415	100.00%	$16,934,754	100.00%
Loans delinquent
30-59 days	$358,044	2.00%	$475,097	2.81%
60-89 days	267,251	1.49%	364,023	2.15%
90 or more days	496,733	2.78%	734,107	4.33%
Total loans delinquent	$1,122,028	6.27%	$1,573,227	9.29%

(1)   Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on the Company’s balance sheet.

Net Credit Losses. We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Overview of Critical Accounting Policies.” After a loan is charged off, we continue collection activity to the extent legally permissible. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period principal recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on the principal portion of previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge-off trends, market conditions, and credit loss performance targets for the period. The proceeds recognized from such sales of charged-off receivables on a reported basis were $7.4 million and $47.2 million for the three and nine months ended September 30, 2004, compared to $23.9 million and $73.2 million for the three and nine months ended September 30, 2003. The proceeds recognized from such sales of charged-off receivables on a managed basis were $20.8 million and $132.6 million for the three and nine months ended September 30, 2004, compared to $72.3 million and $195.7 million for the three and nine months ended September 30, 2003. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 90 days.

Credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period. While net credit losses exclude all accrued interest and fees associated with charged-off loans, loans receivable balances include accrued interest and fee balances estimated to be collectible. Managed net credit losses include reported net credit losses plus the principal amount of securitized loans charged off less principal recoveries (including proceeds from the sale of charged-off receivables) related to securitized loans.

Reported net credit loss rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans receivable in the securitization trust declines, will generally also increase our reported net credit loss rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the trust loans receivable currently have higher net credit loss rates than our reported loans receivable. As a result, short-term fluctuations in the reported net credit loss rate are not necessarily a reliable indicator of trends in our asset quality.

Net Credit Losses

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Reported
Average loans outstanding(1)	$7,340,073	$5,865,604	$6,810,019	$6,675,001
Net credit losses(2)	$128,299	$156,238	$424,575	$689,424
Net credit losses as a percentage of average loans outstanding	6.99%	10.65%	8.31%	13.77%

Securitized
Average loans outstanding(3)	$10,129,209	$11,025,838	$10,175,728	$11,278,086
Net credit losses	$325,506	$450,798	$1,134,207	$1,511,929

Managed
Average loans outstanding(1)	$17,469,282	$16,891,442	$16,985,747	$17,953,087
Net credit losses(2)	$453,805	$607,036	$1,558,782	$2,201,353
Net credit losses as a percentage of average loans outstanding	10.39%	14.37%	12.24%	16.35%

(1)   The 2003 average loans outstanding include loans held for securitization or sale at par.

(2)   The year to date 2003 net credit losses exclude estimated net credit losses on loans held for securitization or sale of
$171.6 million.

(3)   Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on our balance sheet.

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Our loans receivable accrue interest at rates that are either fixed or float at a spread above the prime rate. At September 30, 2004, 75.7% of our reported loans receivable and 75.8% of our managed loans receivable had interest rates that were floating. While our fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer, subject to competitive and other pressures beyond our control. Interest rates on our liabilities are generally indexed to LIBOR or bear a fixed rate. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

The principal objective of our interest rate risk management activities is to monitor and control our exposure to adverse effects resulting from movements of interest rates over time. We generally seek to strike a balance between hedging net interest income and the present value of net interest income. To measure exposure to interest rate changes, we use multiple complementary measures of risk to net interest income under a number of scenarios and rate changes. We typically model the impact of rate changes on current net interest income over a three-year period and the impact on the present value of net interest income over a longer horizon. When estimated risk exposure exceeds our guidelines, we seek to mitigate the risk through the use of matching and hedging techniques as described below.

The following table illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at September 30, 2004, using our interest rate risk model and taking into consideration our current hedging activity as of September 30, 2004. Our analysis compares estimated managed net interest income over 12 months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points.

The information shown below is presented on a consolidated managed asset/liability basis, which includes the interest rate sensitivity of net interest income from securitized loans and the impact of derivative instruments. We do not in the normal course of business derive comparable interest rate sensitivity of net interest income on a reported basis. In the opinion of management, such comparable projections on a reported basis would not provide a significant benefit in understanding our expected future performance. In addition, the projections below do not include the impact of interest rate changes on non-interest income. Non-interest income—servicing and securitization can be subject to significant impacts to the extent that interest rate changes affect the market discount rate assumptions used in valuing our retained interests in securitizations. Sensitivities of the current fair value of our retained interests to changes in key securitization assumptions, including the market discount rate, are presented in Note 7 of our Consolidated Financial Statements.

Estimated Effects of Interest Rate Changes

Change in Interest Rates	Percentage Change in Managed Net Interest Income
+ 200 basis points	3.1%
– 200 basis points	(1.0)%

Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of September 30, 2004, we modeled the repricing behavior of our fixed rate credit card loans based on an amortization schedule which results in approximately 50% of the original balance being repriced by the 15th month. The repricing of certain other categories of assets and liabilities is subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table above should be viewed as our estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

We generally seek to mitigate risks to earnings and capital arising from movements in interest rates. The main tools we use to manage our interest rate sensitivity are investment decisions, pricing decisions on our loans receivable, and, when deemed appropriate, derivatives, including interest rate swap and cap agreements. We do not trade our derivative positions or use derivatives to speculate on interest rate movements, and we believe our use of such instruments is prudent and consistent with industry standards.

Notional Amounts of Interest Rate Swap and Cap Agreements

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Interest Rate Swap Agreements
Beginning balance	$999,100	$308,200	$288,200	$918,200
Additions	664,200	—	1,385,100	—
Maturities	(231,000)	—	(241,000)	(610,000)
Ending balance	$1,432,300	$308,200	$1,432,300	$308,200

Interest Rate Cap Agreements
Beginning balance	$—	$—	$—	$3,000
Maturities	—	—	—	(3,000)
Ending balance	$—	$—	$—	$—

Notional amounts of interest rate swaps outstanding on September 30, 2004 increased from September 30, 2003. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels. As required by SFAS No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the value of the item being hedged.

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

The following table reflects our debt ratings and those of PNB as of September 30, 2004. In September 2004, Standard & Poor’s upgraded its ratings outlook for our debt ratings and those of PNB from stable to positive.

Current Long-Term Senior Debt Ratings

	Standard & Poor’s(1)	Moody’s Investors Service(2)	FitchRatings(1)
Providian Financial Corporation	B	B2	B+
Providian National Bank	BB–	Ba3	BB–

(1)   Positive outlook.

(2)   Stable outlook.

During the third quarter of 2004, consistent with our Capital Plan, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) increased by approximately $67.6 million from $4.39 billion at June 30, 2004 to $4.46 billion at September 30, 2004. We expect our liquidity position to remain relatively stable over the remainder of 2004. Our liquidity position at September 30, 2004 was approximately 32% of our reported assets and 20% of our managed assets.

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

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at September 30, 2004 was 125%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from PNB. However, PNB has agreed not to pay any dividends to us during the term of its regulatory agreement without first obtaining regulatory consent. There can be no assurance that such consent, if sought, could be obtained. In addition, if we are required to provide additional capital and liquidity support to PNB, our ability to service our parent company debt obligations would be further limited.

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

For the remainder of the year (October 1, 2004 through December 31, 2004), we have funding requirements for maturing deposits of $721.5 million, maturing securitizations of $671.1 million, and no maturing short-term or long-term debt. The $671.1 million of maturing securitizations represents the third party securityholders’ interests in a variable funding series that is scheduled to begin amortizing in November 2004. We expect to extend the revolving period of this series for a period of approximately 12 months. If not renewed, this series will begin to amortize during the fourth quarter of 2004. We anticipate that we will meet our funding requirements for the remainder of the year, along with any incremental asset growth in 2004, by extending the revolving period of this variable funding series, issuing new securitization series, utilizing our liquidity position, and accepting new deposits. We may also generate additional funding by issuing common stock, including issuances under a dividend reinvestment and direct stock purchase plan, or by issuing new debt securities. Although we have been successful in meeting our funding needs, future events or changes affecting us or the markets in which we obtain our funding could adversely affect our ability to fund our business.

Deposits.  Deposits decreased to $9.06 billion as of September 30, 2004 from $10.10 billion as of December 31, 2003. Compared to the June 30, 2004 balance of $9.00 billion, deposits remained relatively flat for the third quarter of 2004. At September 30, 2004, PNB’s deposits were covered by cash, liquid investments, and a risk-adjusted amount of on-balance sheet loans, as contemplated by its Capital Plan. We plan to have PNB continue to maintain assets of sufficient quality on its balance sheet to fully cover its deposits. However, there can be no assurance that it will be successful in doing so.

The following table summarizes the contractual remaining maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	September 30, 2004			December 31, 2003
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$326,388	$395,069	$721,457	$453,512	$631,682	$1,085,194
Over three months through one year(1)	916,906	1,497,632	2,414,538	1,052,329	1,350,211	2,402,540
Over one year through five years(2)	1,497,445	3,449,123	4,946,568	1,837,037	3,386,580	5,223,617
Over five years	1,158	527,782	528,940	322	708,152	708,474
Deposits without contractual maturity	451,265	—	451,265	681,232	—	681,232
Total deposits	$3,193,162	$5,869,606	$9,062,768	$4,024,432	$6,076,625	$10,101,057

(1)   At September 30, 2004, maturities of total deposits over three months through one year by quarter were as follows: first quarter 2005: $982.6 million; second quarter 2005: $727.1 million; third quarter 2005: $704.9 million.

(2)   At September 30, 2004, maturities of total deposits over one year through two years were $2.33 billion.

A bank that is below the well-capitalized levels as reported on its Call Reports is subject to ceilings on rates paid for deposits and restrictions on accepting brokered deposits. A bank that is adequately capitalized is restricted from accepting brokered deposits without a waiver from the Federal Deposit Insurance Corporation and may not pay a rate on its deposits that is more than 75 basis points higher than the prevailing rate in its market. As of September 30, 2004, capital ratios for PNB were above the well-capitalized levels on a Call Report basis. PNB has exceeded the well-capitalized level since March 31, 2002. Accordingly, the restrictions on deposit taking activities described above do not currently apply to PNB.

Securitizations. Securitization of our loans receivable provides an important source of funding that is cost effective and beneficial in achieving the required levels of capital established by our regulators. We seek a range of maturity terms in our securitizations.

Among our outstanding securitizations, we have two variable funding series, one with a one-year revolving period that we expect to renew annually (Series 2002-A), and the other which has a two-year revolving period (Series 2004-C). Series 2004-C, which has a commitment amount of $500.0 million and an initial funded amount of $430.0 million, was issued in August 2004. Securitization funding under the two variable funding series represents investor interests held by third parties, which totaled $1.10 billion as of September 30, 2004 and $1.83 billion as of December 31, 2003. During November 2003, we extended the revolving period of Series 2002-A for a period of approximately 12 months, and thus extended the beginning of the scheduled amortization period for such series to November 2004. We expect to extend the revolving period of Series 2002-A for another 12 months in November 2004. If the revolving period of 2002-A is not extended in November 2004 it will begin to amortize and we would expect the amortization of investor interests held by third parties to take approximately one month, based on current assumptions and estimates.

Our term securitizations have expected final payment dates of more than one year. In the first nine months of 2004, PNB completed the sale of the following series of owner trust notes, in each case backed by a certificate issued by the Providian Gateway Master Trust: $750.0 million of three-year floating rate Providian Gateway Owner Trust 2004-A notes, issued in March 2004; $650.0 million of two-year floating rate Providian Gateway Owner Trust 2004-B notes, issued in June 2004; and $650.0 million of three-year fixed rate Providian Gateway Owner Trust 2004-D notes, issued in September 2004. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of September 30, 2004.

Amortization of Term Securitizations

Year	Amount Amortizing (dollars in thousands)
2004	$—
2005	3,025,028
2006	3,105,530
2007	1,243,749
2008	373,711

The amount funded in our spread accounts will change from time to time, depending on securitizations outstanding and spread account funding triggers. The level of spread account funding required by these triggers is generally determined by the performance of the securitized loans. However, there are other spread account funding triggers and certain transactions that have a spread account trigger based on PNB’s credit rating. At September 30, 2004, the funds on deposit in spread accounts totaled $294.0 million, of which $261.5 million was required to be funded based on levels resulting from downgrades in PNB’s credit rating in 2001 and 2002, and $32.5 million was required to be funded in a spread account associated with the Series 2002-A variable funding series. The spread account funding requirements based on levels resulting from our credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. As the performance of the loans transferred to our securitization trust improves or deteriorates, spread account funding levels based on the performance of the securitized loans will decrease or increase.

Unsecured Funding Facilities.  The following table summarizes the amounts outstanding under our unsecured funding facilities as of September 30, 2004.

Summary of Unsecured Funding Facilities

	September 30, 2004
(dollars in thousands)	Effective/ Issue Date	Facility Amount(1)	Principal Outstanding(2)	Maturity
Providian Financial shelf registration(3)	6/98	$632,445	$1,020,346	Various
Junior subordinated deferrable interest debentures(4)	2/97	—	109,281	2/27

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

In March 2004, we issued $277.2 million of 2.75% convertible cash to accreting senior notes due March 15, 2016. The notes are convertible at the option of the holders at a conversion rate of 58.7941 shares of our common stock for each $1,000 of note principal (an initial conversion price of $17.01 per share of common stock) if specified conditions are met. The proceeds from this issuance are available for general corporate purposes, including the repurchase of outstanding debt obligations, capital contributions or extensions of credit to our banking subsidiary, investments in retained interests in the securitizations of our banking subsidiary, and other purposes consistent with PNB’s Capital Plan. After March 15, 2011, we will pay interest at a rate of 1.75% per year and will accrete the principal amount of the notes at a rate that provides holders with an aggregate annual yield to maturity of 2.75% per year, computed on a semiannual bond equivalent yield basis. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in control resulting from a change in the ownership of our common stock, as defined in the related indenture supplement, occurs on or before March 15, 2011, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. We have the option to redeem all or a portion of the notes for cash at any time on or after March 31, 2011. Holders may require us to purchase all or a portion of their notes for cash on March 15, 2011 or March 15, 2014. These notes also represent an additional contractual obligation for us (see “Funding and Liquidity—Contractual Obligations” in our 2003 Annual Report for a discussion of our contractual obligations as of December 31, 2003).  See Note 9 and Note 12 to our Consolidated Financial Statements for further discussion of the notes and our other outstanding long-term borrowings.

In May 2003, we issued $287.5 million of 4.00% convertible senior notes due May 15, 2008. These notes are convertible at the option of the holders at the conversion rate of 76.8758 shares of our common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock) if specified conditions are met. See Note 9 to our Consolidated Financial Statements for further discussion. During the third quarter of 2004, the specified market price condition for conversion of the 4.00% notes was satisfied, as our common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 trading days of the last 30 trading days of the quarter. As a result, the 4.00% notes are convertible during the fourth quarter of 2004.

Our Board of Directors has suspended the payment of quarterly cash dividends on our common stock. The principal source of funds for the payment of dividends on our common stock is dividends received from PNB. However, PNB has agreed not to pay any dividends to us during the term of its regulatory agreement without first obtaining prior regulatory consent. There can be no assurance that such consent, if sought, could be obtained. See “Regulatory Matters” in our 2003 Annual Report.

Investments.  We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities were $2.85 billion as of September 30, 2004 and $1.86 billion as of December 31, 2003. Federal funds sold and securities purchased under resale agreements decreased to $1.32 billion as of September 30, 2004 from $3.24 billion as of December 31, 2003.

Off-Balance Sheet Arrangements

Financial Commitments. Significant commitments at September 30, 2004 consisted of commitments to extend credit card loans, which represent the total unused portions of the lines of credit available to customers. These amounts do not necessarily represent future cash requirements as we do not anticipate that all of our customers will borrow the entire line of credit available to them at the same time. Further discussion of these commitments is included in Note 8 to our Consolidated Financial Statements.

Our securitizations represent off-balance sheet arrangements. We use qualifying special-purpose entities as defined by SFAS No. 140 for our securitizations and account for the transactions as sales. See “—Securitizations of Loans Receivable” and Note 7 to our Consolidated Financial Statements for further discussion.

We enter into derivative financial instruments to reduce the risk of interest rate fluctuations that may result from differences in repricing characteristics between interest-earning assets and interest-bearing liabilities. We use interest rate risk management instruments, including interest rate swap and cap agreements for this purpose. As of September 30, 2004, we had interest rate swap agreements with maturities ranging from 2005 to 2016, and we had no interest rate cap agreements. See “—Interest Rate Sensitivity” for further discussion.

Guarantees. In January 2003, we entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. One of the series has since been repaid. The amount of the pledged collateral at September 30, 2004 was $13.6 million, which is held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with the remaining series.

In August 2002, through a wholly owned limited liability entity, we sold our investment in an alternative energy plant and in connection with the sale, we guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. Our guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At September 30, 2004, the guaranteed amount was $21.4 million.

We also are parties to and from time to time enter into various agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts, including the purchase and sale agreement referred to in the preceding paragraph. We cannot estimate the potential future impact of these indemnification provisions, since this would require an assessment of future claims that may be made against us. Based on historical experience, we do not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on our financial condition or our results of operations, but we cannot give any assurance that they will not have such an effect.

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

Capital Adequacy

We continue to manage our capital levels with the dual objectives of having sufficient capital to support the achievement of our business plan and to meet regulatory requirements. During the three months ended September 30, 2004, we continued to focus our capital planning on meeting or exceeding regulatory minimum levels of capital and supporting anticipated growth. Our regulatory minimum levels of capital are derived from two primary sources: capital adequacy regulations that apply generally to banks and the Capital Plan, which lays out capital goals for PNB.

The regulatory capital ratios are determined by comparing regulatory capital levels relative to total assets as measured using a specified approach. Risk weighted assets are derived by adjusting asset levels based on the relative levels of risk as specified in the capital adequacy regulations. Regulatory capital includes core capital (Tier 1 Capital), which consists primarily of shareholders’ equity, and total risk-based capital (Tier 1 Capital + Tier 2 Capital), which adds to core capital a portion of the allowance for credit losses. Based on these definitions of capital, the capital adequacy regulations establish the following capital categories: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The capital ratios that correspond to well capitalized and adequately capitalized regulatory capital levels are set forth in the following table, along with PNB’s ratios on a Call Report basis as of September 30, 2004.

Capital Adequacy Guidelines

Capital Ratio	Calculation	PNB Ratios	Well- Capitalized Ratios	Adequately Capitalized Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	22.24%	10%	8%
Tier 1	Tier 1/Total risk-based assets	19.95%	6%	4%
Leverage	Tier 1/Adjusted average assets	25.73%	5%	4%

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

In addition, PNB’s capital ratios reflect the application of banking regulations that, among other things, require the amount of credit-enhancing interest-only strips receivable that exceed 25% of Tier 1 Capital (concentration limit) to be deducted from Tier 1 Capital; and requiring “dollar-for-dollar” risk-based capital (as defined in the regulations) for certain residual interests not deducted from Tier 1 Capital. As of September 30, 2004, PNB’s interest-only strips receivable represented 13.03% of Tier 1 Capital, which is below the 25% concentration limit in the regulation. However, PNB does hold “dollar-for-dollar” risk-based capital against approximately $1.68 billion in residual interests from its securitizations, which include the accrued interest receivable (“AIR”) related to securitized loans.

Under its Capital Plan, PNB’s capital ratios, as determined under the regulatory guidance discussed above, are required to be adjusted to reflect the application of the Expanded Guidance for Subprime Lending Programs issued by the federal banking regulators (“Subprime Guidance”) to a portion of its reported credit card account loans (see PNB Capital Ratios table below). Application of the Subprime Guidance results in higher risk weightings than would otherwise be required by the regulations being assigned to accounts that fall within the scope of the guidance. Under the methodology utilized in the Capital Plan for determining risk weightings, PNB has segmented its standard and middle market portfolios into several categories according to their internal credit scores and historical and projected charge-off rates. As applied by PNB at September 30, 2004, this methodology resulted in a weighted average risk weighting of 139% against PNB’s reported standard and middle market segment loans receivable, which totaled approximately $4.28 billion on such date. These risk weightings are subject to change depending upon conditions of our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding to customers in the standard and middle segments totaled approximately $14.86 billion as of September 30, 2004.

PNB’s Capital Plan sets capital ratio goals using the regulatory definitions described above. These include achieving by specified dates, and thereafter maintaining, 10% total risk-based capital as shown on PNB’s Call Reports and after application of the Subprime Guidance. PNB achieved all of its goals at or before the specified dates and has thereafter maintained capital ratios higher than the minimums specified. The following table summarizes PNB’s capital ratios and goals.

PNB Capital Ratios

		Actual
	Capital Plan Goals	September 30, 2004	December 31, 2003
Total risk-based capital ratio, as reported on PNB Call Report	10%	22.24%	21.27%

Total risk-based capital ratio, after application of Subprime Guidance	10%	18.94%	16.98%

PNB’s capital ratios remained relatively flat during the second and third quarters of 2004. June 30, 2004 total risk-based capital ratios were 22.36% on a Call Report basis and 18.86% after application of the Subprime Guidance.

PNB’s future capital ratios will depend on, among other things, the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with changes in the levels and valuations of spread accounts and other retained subordinated interests related to our securitizations, may result in changes in PNB’s risk-based capital ratios as reported on its Call Report and after applying the Subprime Guidance. Subject to the ongoing review and continuing update of its Capital Plan and the potential impact of evolving regulatory standards, we expect that PNB will continue to achieve the capital goals in its Capital Plan. PNB will be updating its Capital Plan on a rolling two-year basis pursuant to the terms of PNB’s written agreement with its regulators. We expect the updated plan to be consistent with our strategic objectives of profitable receivables growth and improving credit quality, while continuing our focus on maintaining strong capital and liquidity.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

The Rule 10b-5 securities class actions were filed in the District Court for the Northern District of California. These consolidated actions (In re Providian Financial Securities Litigation) alleged that we and certain of our officers made false and misleading statements concerning our operations and prospects for the second and third quarters of 2001 in violation of federal securities laws. The class comprised those persons or entities who acquired our stock between June 6, 2001 and October 18, 2001. In July 2004, these actions were settled in principle on a classwide basis for $65 million to be funded by our insurance carriers, subject to finalization and court approval. The settlement received final approval from the court in September 2004, with approximately 14% of the settlement amount to cover the plaintiffs’ attorneys’ fees and costs.  Our insurance carriers will fund the settlement amount, in addition to the attorneys’ fees that have been incurred by the Company for its own defense.  However, those carriers insuring amounts above $50 million have reserved their rights to contest coverage, and these reservation of rights claims have not yet been resolved.

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

Beginning in 1999, we were named as a defendant in a number of legal proceedings relating to allegedly unfair and deceptive business practices by our banking subsidiaries in the marketing of cardholder service products and other practices. In June 2000, we reached settlements with the Comptroller, the San Francisco District Attorney, the California Attorney General, and the Connecticut Attorney General with respect to these consumer claims. In November 2001, settlement of the consumer class action and other lawsuits pending in state and federal court relating to such practices received final state court approval, and the federal court actions were dismissed in March 2002. In connection with these settlements, we agreed to make certain business practice changes and to pay restitution to affected customers. Approximately 6,400 class members opted out of participation in the class action settlement, approximately 80% of whom were represented by counsel in Mississippi and Alabama. We have settled the Mississippi and Alabama opt out cases on a global basis, and the individual actions filed by 60 of the class members were dismissed as part of this settlement. Settlement payments are being made during the third and fourth quarters of 2004 out of previously established reserves.

In February 2001, we were named as a defendant in a putative consumer class action suit entitled Ross v. Visa, U.S.A. Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard, and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws. The suit also alleges that the defendant banks violated the Truth-in-Lending Act by failing to separately identify these surcharges to their customers on their monthly statements. Similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss. In July 2003 the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The plaintiffs’ motion for class certification was granted on October 15, 2004. The case remains in the discovery phase.

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

We have been advised that an individual has made a claim against us and one of our vendors, alleging that we and/or the vendor received discounted bulk mail postage rates from the United States Postal Service on certain mailings between

1997 and 2001 that were not eligible for the discounted rates. The allegations involve claims that such mailings were not eligible for bulk mail postage rates because requirements relating to the updating of mailing lists were not satisfied. If we were not entitled to receive the discounted rates, we could be subject to treble damages, penalties, and other relief. The Civil Division of the U.S. Department of Justice is working with the U.S. Postal Service to investigate these allegations and to determine whether to pursue the matter. We have received a subpoena from the U.S. Postal Service and have provided documents in response to the subpoena.

In early 2004 we received a demand in arbitration from Credigy Receivables alleging a breach of contract by our subsidiary, First Select, Inc., in connection with the sale of a portfolio of certain charged-off consumer credit card accounts. We settled this matter in the third quarter of 2004 and funded the settlement out of previously established reserves.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company currently has no share repurchase programs in place. The following table sets forth information, on a monthly basis during the third quarter of 2004, regarding the Company’s acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
July	105,723	14.74	N/A	N/A
August	—	—	N/A	N/A
September	1,192	15.28	N/A	N/A

Item 6.  Exhibits

Exhibits Required by Item 601 of Regulation S-K.

Exhibit 10.1	Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant.

Exhibit 10.2	Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant.

Exhibit 10.3	Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant.

Exhibit 10.4	Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
(For the nine months ended September 30, 2004, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case excluding interest on deposits, was 8.93; and the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case including interest on deposits, was 2.14.)

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

Providian Financial Corporation
(Registrant)

Date: November 9, 2004	/s/ Anthony F. Vuoto
Anthony F. Vuoto
Vice Chairman and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 9, 2004	/s/ Daniel Sanford
Daniel Sanford
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

10.1	Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant.

10.2	Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant.

10.3	Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant.

10.4	Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.