Form 10-K
period 2004-12-31
PROVIDIAN FINANCIAL CORP
filed 2005-03-31
CIK 1035713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-12897

PROVIDIAN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2933952
(State of incorporation)	(I.R.S. Employer Identification No.)
201 Mission Street, San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)
(415) 543-0404 Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange

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

        Yes ☒    No ☐

        As of June 30, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $4,222,048,152, calculated by reference to the price at which the registrant's Common Stock was last sold on that day, as reported on the New York Stock Exchange. For purposes of such calculation, shares owned by directors and executive officers of the registrant have been treated as owned by affiliates of the registrant, although such treatment is not an admission of affiliate status of any such person.

        As of February 28, 2005, 293,981,798 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2005 (filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

PROVIDIAN FINANCIAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Information concerning the general development of the registrant's business is incorporated by reference to the information under the captions "Description of Our Business," on pages 2 through 5, and "Regulatory Matters," on pages 6 through 13, of the registrant's Annual Report to stockholders for the year ended December 31, 2004. Information concerning revenues for external customers, a measure of profit or loss and total assets for each of the last three years for each segment is incorporated by reference to the consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, included on pages F-1 through F-55 the registrant's Annual Report to stockholders for the year ended December 31, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. We also make written or oral forward-looking statements in our periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of the registrant and its subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit or securitization markets; changes in the way the registrant is perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to the registrant, including restrictions and/or limitations relating to the registrant's minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; year-end adjustments; changes in accounting rules, policies, or assumptions or in the interpretation or application of such rules, policies, or assumptions; changes to or the restatement of prior period financial statements or results as the result of accounting errors or other circumstances; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described under the heading "Risk Factors" in the registrant's Annual Report to stockholders for the year ended December 31, 2004, which "Risk Factors" are hereby incorporated by reference, and are also described in other parts of such Annual Report, including "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. The registrant undertakes no obligation to update any forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and information regarding their positions and business experiences are as follows:

Joseph W. Saunders Age: 59
President and Chief Executive Officer since November 2001 and Chairman since May 2002. Mr. Saunders was Chairman and Chief Executive Officer of Fleet Credit Card LLC from 1997 to November 2001. Prior to that, he was head of the credit card operations at Household Credit Services and held various executive positions at Household International, Inc. over a 12-year period. Mr. Saunders is a member of the Board of Directors of Visa U.S.A., Inc.
John Botcheller Age: 55
Executive Vice President, Finance since July 2003, responsible for controllership activities and corporate planning. Mr. Botcheller was the Chief Financial Executive of Woori Bank, a commercial bank in Korea, from June 2000 to March 2003. Prior to that, he was corporate controller at Aetna International, Inc. from 1998 to 2000.
Chaomei Chen Age: 46
Vice Chairman, Credit and Collections, and Chief Credit Officer from October 2004 and Vice Chairman, Credit and Collections, from August 2002 to October 2004. From June 1998 to August 2002, Ms. Chen was Executive Vice President at Fleet Credit Card Services, responsible for credit risk management, credit policy, collections, and fraud operations; and from May 1996 to June 1998, she was Senior Vice President at PNC National Bank in Delaware, responsible for risk management, credit policy, and credit operations.
Susan Gleason Age: 57
Vice Chairman, Operations and Enterprise Technology since May 2004 and Vice Chairman, Operations and Technology from January 2002 to May 2004. Ms. Gleason was Executive Vice President, Operations and Information Technology at Fleet Credit Card Services from 1998 to January 2002. From 1985 to 1998, she held various executive positions at Household Credit Services, with responsibility in the areas of operations, information technology, human relations, facilities and security.
Richard A. Leweke Age: 51
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
Ellen Richey Age: 56
Vice Chairman, Enterprise Risk Management, Chief Legal Officer and Corporate Secretary since October 2004. Ms. Richey has been a Vice Chairman since October 1999 and corporate secretary since January 1995. She was also General Counsel from October 1999 to July 2004, when she became Chief Legal Officer, and Vice Chairman, Enterprise Risk Management from March 2003 to July 2004. From July to October 2004, Ms. Richey was also Chief Enterprise Risk Officer.

Anthony Vuoto Age: 53
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
Warren Wilcox Age: 46
Vice Chairman, Planning and Marketing since May 2004 and Vice Chairman, Marketing and Strategic Planning from January 2002 to May 2004. From 1998 to 2001, Mr. Wilcox was Executive Vice President, Planning and Development at Fleet Credit Card Services. From 1994 to 1998, he was Executive Director, Planning and Marketing at Household Credit Services. From 1993 to 1994, Mr. Wilcox was an executive at Fair, Isaac & Co. (now Fair Isaac Corporation), with responsibilities in certain new business development activities.

ITEM 2. PROPERTIES

        Information concerning the registrant's properties is incorporated by reference to the information under the caption "Properties," on page 26 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

        Information concerning material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject is incorporated by reference to the information under the caption "Legal Proceedings," on pages 27 through 29 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Information concerning the market for the registrant's common equity and related stockholder matters is incorporated by reference to the information under the caption "Common Stock Price Ranges and Dividends," on page 31 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

        The Company currently has no share repurchase programs in place. The following table sets forth information, on a monthly basis during the fourth quarter of 2004, regarding the Company's acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
October 1-31	0	N/A	N/A	N/A
November 1-30	0	N/A	N/A	N/A
December 1-31	0	N/A	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

        Information concerning selected financial data is incorporated by reference to the information under the caption "Selected Financial Data," on pages 32 and 33 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information concerning management's discussion and analysis of financial condition and results of operations is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 34 through 76 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is incorporated by reference to the information under the caption "Interest Rate Sensitivity," on pages 64 through 66 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information concerning financial statements and supplementary data is incorporated by reference to the information under the captions "Consolidated Statements of Financial Condition," on page F-1; "Consolidated Statements of Income," on page F-2; "Consolidated Statements of Changes in Shareholders' Equity," on page F-3; "Consolidated Statements of Cash Flows," on page F-4; "Notes to Consolidated Financial Statements," on pages F-5 through F-55; "Report of Independent Registered Public Accounting Firm," on page F-57; and "Quarterly and Common Stock Data," on page 30; of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The registrant's management, with the participation of the registrant's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the circumstances leading to the restatement of certain prior period financial statements referred to below, as of December 31, 2004, the registrant's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the registrant in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As described in the report of management on the registrant's internal control over financial reporting, the registrant has restated its financial statements for the years ended December 31, 2000 through 2003, for the quarters ended March 31, June 30, September 30, and December 31, 2003, and for the quarters ended March 31, June 30, and September 30, 2004, due to certain errors that occurred in 2000, 2001 and 2002 that were identified in February 2005.

        Because the factors leading to the restatement have been addressed and the affected prior period financial statements have been restated (see the information under the caption "Supplementary Information to Management's Report on Internal Control Over Financial Reporting" described below), management believes that the disclosure control deficiencies have been addressed.

        The report of management on the registrant's internal control over financial reporting and the independent registered public accounting firm's report on management's assessment of the registrant's internal control over financial reporting are incorporated by reference to the information under the captions "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" beginning on pages 77 and 80 of the registrant's Annual Report to stockholders for the year ended December 31, 2004.

        The registrant has taken certain corrective actions to address the material weakness described in the report of management on internal control over financial reporting, including a change in the registrant's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred commencing in the registrant's fourth fiscal quarter and has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. These corrective actions are described in the information on page 79 of the registrant's Annual Report to stockholders for the year ended December 31, 2004, under the caption "Supplementary Information to Management's Report on Internal Control Over Financial Reporting," which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning executive officers of the registrant may be found under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        Information concerning directors, including disclosures regarding the registrant's audit committee financial experts, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

        Information concerning the registrant's code of ethics is incorporated by reference to the information under the caption "Corporate Governance and Board Matters" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference to the information under the captions "Directors' Compensation and Stock Ownership Guidelines," "Executive Compensation and Other Information," "Option Grants," "Option Exercises and Holdings," "Executive Employment and Change in Control Agreements," "Certain Relationships and Related Transactions," "Compensation Committee Interlocks and Insider Participation," and "Human Resources and Compensation Committee Executive Compensation Report" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM l2. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

        Certain information concerning the registrant's equity compensation plans is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

        The material terms of each compensation plan under which equity securities of the registrant are authorized for issuance that was adopted without the approval of security holders are described in Note 24 to Consolidated Financial Statements in the registrant's Annual Report to stockholders for the year ended December 31, 2004, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference to the information under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning fees and services provided by Ernst & Young LLP, the registrant's principal accountant, is incorporated by reference to the information provided under the caption "Auditor Fees" in the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1)  The following consolidated financial statements of Providian Financial Corporation and subsidiaries, including the notes thereto, and Report of Independent Auditors included on pages F-1 through F-54 of the registrant's Annual Report to stockholders for the year ended December 31, 2004, are incorporated by reference herein.

(a)
(2)  Financial Statement Schedules

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

4.7.8
Fourth Supplemental Indenture, dated as of March 19, 2004, between the registrant and J.P. Morgan Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed March 19, 2004 (Commission File No. 1-12897)).
4.7.9
Form of the registrant's 2.75% Convertible Cash to Accreting Senior Note due March 15, 2016 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed March 19, 2004 (Commission File No. 1-12897)).
4.8
Subordinated Indenture, dated as of May 1, 1999, between the registrant and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.26 to the registrant's Current Report on Form 8-K filed May 19, 1999 (Commission File No. 1-12897)).
10.1*
Executive Employment Agreement, dated as of November 25, 2001, between the registrant and Joseph W. Saunders (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-12897); First Amendment to Executive Employment Agreement, dated as of July 27, 2004 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed October 25, 2004 (Commission File No. 1-12897); and Second Amendment to Executive Employment Agreement, dated as of October 19, 2004 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed October 25, 2004 (Commission File No. 1-12897)).
10.2*
Form of Change of Control Employment Agreement, as entered into between the registrant and certain executive officers of the registrant, and a schedule of the executive officers of the registrant having such an agreement with the registrant, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-12897)).
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

10.5*
Providian Financial Corporation Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-12897)); and Amendment No. 1 to 2000 Stock Incentive Plan adopted as of May 30, 2003.
10.5.1*
Form of Stock Grant under Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and certain non-employee directors of the registrant with respect to restricted and unrestricted shares of Common Stock of the registrant in connection with the directors' retainer fees (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 2, 2004 (Commission File No. 1-12897)).
10.5.2*
Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-12897)).
10.5.3*
Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and non-employee directors of the registrant (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-12897)).
10.5.4*
Form of Restricted Stock Grant Agreement under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-12897)).
10.5.5*
Form of Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and officers of the registrant (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-12897)).
10.5.6*
Form of CEO Non-Qualified Stock Option Award under the Providian Financial Corporation 2000 Stock Incentive Plan between the registrant and the Chief Executive Officer of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed January 31, 2005 (Commission File No. 1-12897)).
10.5.7*
Restricted Stock Award Description, dated November 25, 2001; Restricted Stock Award Description, dated January 2, 2002; Amendment to Restricted Stock Award Description, dated November 7, 2003; and Second Amendment to Restricted Stock Award Description, dated October 19, 2004, between the Company and Joseph W. Saunders (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 25, 2004 (Commission File No. 1-12897)).
10.5.8*
Providian Financial Corporation 2000 Stock Incentive Plan Restricted Stock Grant Agreement dated October 19, 2004, evidencing the award of 20,000 shares of restricted stock to Joseph W. Saunders (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed October 25, 2004 (Commission File No. 1-12897)).
10.6*
Providian Financial Corporation Management Incentive Plan (incorporated by reference to the form of such Management Incentive Plan filed as Exhibit 10.4 to the 1997 Form 10); Providian Financial Corporation Amended and Restated 2000 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-12897)); and Providian Financial Corporation Management Incentive Plan (Amended and Restated as of March 14, 2005).

10.6.1*
Description of 2005 cash bonus program dated January 25, 2005 (incorporated by reference to Item 1.01 of the registrant's Current Report on Form 8-K filed January 31, 2005 (Commission File No. 1-12897).
10.7*
Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors, as amended and restated effective April 1, 1999 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-12897)); and 2005 Amendment to the Providian Financial Corporation Deferred Compensation Plan for Senior Executives and Directors (as amended and restated effective April 1, 1999), effective as of January 1, 2005.
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
10.10*
Providian Financial Corporation Non-Qualified Supplemental Defined Contribution Plan (As Amended and Restated Effective June 11, 1997); and 2005 Amendment to the Providian Financial Corporation Non-Qualified Defined Contribution Plan (As Amended and Restated Effective June 11, 1997), effective as of January 1, 2005.
10.11*
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
10.12
Tax Disaffiliation Agreement, dated as of June 10, 1997, between Providian Corporation and the registrant (incorporated by reference to the form of such agreement filed as Exhibit 2.7 to the 1997 Form 10).
10. 13
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
11	Computation of Earnings Per Share (included in Exhibit 13).

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13	Portions incorporated herein of the Annual Report to stockholders for the year ended December 31, 2004.
21	Subsidiaries of the registrant.
23	Consent of independent auditors.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

PROVIDIAN FINANCIAL CORPORATION
Date: March 31, 2005	By	/s/ JOSEPH W. SAUNDERS Joseph W. Saunders Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2005
/s/ ANTHONY F. VUOTO Anthony F. Vuoto	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 31, 2005
/s/ DANIEL SANFORD Daniel Sanford	Executive Vice President and Controller (Principal Accounting Officer)	March 31, 2005
/s/ JOHN L. DOUGLAS John L. Douglas	Director	March 31, 2005
/s/ RICHARD D. FIELD Richard D. Field	Director	March 31, 2005
/s/ J. DAVID GRISSOM J. David Grissom	Director	March 31, 2005
/s/ ROBERT J. HIGGINS Robert J. Higgins	Director	March 31, 2005

/s/ JAMES P. HOLDCROFT, JR. James P. Holdcroft, Jr.	Director	March 31, 2005
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 31, 2005
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 31, 2005
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	Director	March 31, 2005
/s/ JANE A. TRUELOVE Jane A. Truelove	Director	March 31, 2005

QuickLinks

PROVIDIAN FINANCIAL CORPORATION 2004 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM l2. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES