Form 10-Q
period 2005-03-31
PROVIDIAN FINANCIAL CORP
filed 2005-05-10
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒     No  ☐

As of April 30, 2005, there were 294,237,846 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

March 31, 2005

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

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$217,013	$272,397
Federal funds sold and securities purchased under resale agreements	397,352	440,351
Investment securities:
Available-for-sale, at market value (amortized cost of $4,151,577 at March 31, 2005 and $4,083,634 at December 31, 2004)	4,138,418	4,072,695
Loans receivable	7,127,214	7,522,401
Less allowance for credit losses	(439,008)	(599,703)
Loans receivable, net	6,688,206	6,922,698

Due from securitizations	2,245,685	2,266,314
Deferred taxes	—	30,185
Premises and equipment, net	49,389	52,640
Interest receivable	62,814	57,807
Other assets	247,855	229,452
Total assets	$14,046,732	$14,344,539

Liabilities
Deposits:
Non-interest bearing	$53,681	$53,398
Interest bearing	9,014,502	9,417,606
	9,068,183	9,471,004

Short-term borrowings	342,569	342,080
Long-term borrowings	1,124,886	1,119,278
Accrued expenses and other liabilities	667,129	702,648
Total liabilities	11,202,767	11,635,010

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued:	2,949	2,940
March 31, 2005—294,936,562 shares; December 31, 2004—293,980,878 shares)
Retained earnings	2,876,802	2,735,223
Cumulative other comprehensive income	(8,220)	(6,833)
Common stock held in treasury—at cost (March 31, 2005—815,077 shares; December 31, 2004—479,464 shares)	(27,566)	(21,801)
Total shareholders’ equity	2,843,965	2,709,529
Total liabilities and shareholders’ equity	$14,046,732	$14,344,539

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31,
(dollars in thousands, except per share data) (unaudited)	2005	2004
		As Restated
Interest Income
Loans	$203,403	$217,900
Federal funds sold and securities purchased under resale agreements	2,798	6,279
Other	40,500	21,212
Total interest income	246,701	245,391

Interest Expense
Deposits	95,889	114,896
Borrowings	16,480	18,816
Total interest expense	112,369	133,712

Net interest income	134,332	111,679

Provision for credit losses	60,845	88,852

Net interest income after provision for credit losses	73,487	22,827

Non-Interest Income
Servicing and securitization	225,586	226,091
Credit product fee income	124,906	149,144
Other	40,320	11,544
	390,812	386,779
Non-Interest Expense
Salaries and employee benefits	64,023	81,480
Solicitation and advertising	63,437	52,571
Occupancy, furniture, and equipment	17,499	26,213
Data processing and communication	29,938	27,048
Other	86,091	78,694
	260,988	266,006
Income before income taxes	203,311	143,600
Income tax expense	70,290	49,933
Net income	$133,021	$93,667

Earnings per common share—basic	$0.46	$0.33

Earnings per common share—assuming dilution	$0.40	$0.30

Weighted average common shares outstanding—basic (000)	290,864	288,085

Weighted average common shares outstanding—assuming dilution (000)	340,436	317,622

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total

Balance at December 31, 2003 (See Note 3)	$2,908	$—	$2,321,414	$(12,480)	$(15,425)	$2,296,417
Comprehensive income:
Net income, as restated			93,667			93,667
Change in unrealized gain (loss) on securities, net of income tax expense of $5,716				8,754		8,754
Total comprehensive income, as restated						102,421

Purchase of 52,054 common shares for treasury					(661)	(661)
Exercise of stock options and other awards		(2,489)	135		3,161	807
Issuance of restricted and unrestricted stock less forfeited shares	7	7,817			(363)	7,461
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $1,740		(5,721)				(5,721)
Net tax effect from employee stock plans		393				393
Balance at March 31, 2004, as restated	$2,915	$—	$2,415,216	$(3,726)	$(13,288)	$2,401,117

Balance at December 31, 2004	$2,940	$—	$2,735,223	$(6,833)	$(21,801)	$2,709,529
Comprehensive income:
Net income			133,021			133,021
Change in unrealized gain (loss) on securities, net of income tax benefit of $834				(1,387)		(1,387)
Total comprehensive income						131,634

Purchase of 332,790 common shares for treasury					(5,607)	(5,607)
Exercise of stock options and other awards and conversion of convertible senior notes	4	(5,162)	8,558			3,400
Issuance of restricted and unrestricted stock less forfeited shares	5	8,993			(158)	8,840
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $2,936		(5,904)				(5,904)
Net tax effect from employee stock plans		2,073				2,073
Balance at March 31, 2005	$2,949	$—	$2,876,802	$(8,220)	$(27,566)	$2,843,965

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
(dollars in thousands) (unaudited)	2005	2004
		As Restated
Operating Activities
Net income	$133,021	$93,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	60,845	88,852
Depreciation and amortization of premises and equipment	4,826	11,350
Amortization of net loan acquisition costs	6,176	5,330
Amortization of prepaid broker fees	5,959	9,169
Amortization of deferred compensation related to restricted and unrestricted stock	2,936	1,740
Decrease in deferred income tax benefit	32,794	46,309
(Increase) decrease in interest receivable	(5,007)	2,895
Gain on sale of higher risk loan portfolio	(36,846)	—
Net (increase) decrease in other assets	(25,004)	31,356
Net (decrease) increase in accrued expenses and other liabilities	(52,215)	62,873
Net cash provided by operating activities	127,485	353,541

Investing Activities
Net cash (used for) from loan originations and principal collections on loans receivable	(97,693)	86,897
Net decrease in securitized loans	—	(142,500)
Net proceeds from sale of higher risk loan portfolio	308,186	—
Decrease (increase) in due from securitizations	20,629	(11,324)
Purchases of available-for-sale investment securities	(2,678,876)	(2,366,185)
Proceeds from maturities and sales of available-for-sale investment securities	2,609,157	1,484,331
Decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	42,999	1,795,874
Net purchases of premises and equipment	(1,150)	(1,044)
Net cash provided by investing activities	203,252	846,049

Financing Activities
Net decrease in deposits	(388,409)	(1,137,598)
Repayment of short-term borrowings	—	(108,828)
Proceeds from and accretion on long-term borrowings	4,495	273,535
Purchase of treasury stock	(5,607)	(661)
Proceeds from exercise of stock options and conversion of convertible senior notes	3,400	807
Net cash used by financing activities	(386,121)	(972,745)

Net (Decrease) Increase in Cash and Cash Equivalents	(55,384)	226,845
Cash and cash equivalents at beginning of period	272,397	544,554
Cash and cash equivalents at end of period	$217,013	$771,399

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited consolidated financial statements for the three months ended March 31, 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. See Note 3 to Consolidated Financial Statements, “Restatement of Prior Periods Presented.” In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

Note 2.  Stock-Based Employee Compensation

The Company has elected to account for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, because the exercise price of the Company’s employee stock options is the fair market value of the underlying stock on the date of grant, the Company recognizes no compensation expense at the time of the grant. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized over the vesting period and classified as non-interest expense. For grants of unrestricted shares of common stock, the market value of unrestricted shares at the date of grant is recognized in the period the shares were granted and classified as non-interest expense. In addition, the Company does not recognize compensation expense for its employee stock purchase plan since it qualifies as a non-compensatory plan under APB Opinion No. 25.

The following table reflects, for the three months ended March 31, 2005 and 2004, the stock-based employee compensation costs arising out of the restricted and unrestricted stock grants that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options (including rights to purchase common stock under the Company’s employee stock purchase plan prior to January 1, 2005) had been recorded based on the fair value at the date of grant under the Company’s stock-based employee compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects the fair value of the stock options amortized to expense over the vesting period of the grant, which is generally three years.

Effective January 1, 2005, the Company modified the terms of offerings under its 1997 Employee Stock Purchase Plan (the “ESPP”), so that the duration of each offering period will be six months and the purchase price of the common stock will be 95% of the fair market value of the stock on the date of purchase (the last day of the offering period). As a result of this modification, the rights to purchase common stock under the ESPP have not been included in the pro forma compensation expense calculation for the three months ended March 31, 2005 and will not be included in such calculation in subsequent periods. Prior to this change, each offering had a duration of 12 months, and the purchase price of the common stock was the lesser of 85% of the fair market value of the stock on the first day of the offering period and 85% of the fair market value of the stock on the last day of the offering period.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended March 31,
(dollars in thousands, except per share data)	2005	2004
		As Restated
Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported(1)	$1,834	$1,053

Net income, as reported	133,021	93,667
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(2)	3,487	5,320
Pro forma net income(1)	$129,534	$88,347
Net income per common share:
As reported—basic	$0.46	$0.33
As reported—assuming dilution(3)	$0.40	$0.30
Net income per common share:
Pro forma—basic	$0.45	$0.31
Pro forma—assuming dilution(3)	$0.39	$0.28

(1)   The Company uses the straight-line method for recognizing compensation cost for fixed awards with pro rata vesting.

(2)   The pro forma stock-based employee compensation expenses include the effects of an expense reduction for unvested stock options that have been forfeited.

(3)   Amounts reflect the effect of adopting EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”) in the third quarter of 2004. See Note 16 to Consolidated Financial Statements.

The fair values of the stock options granted under the Company’s stock incentive plans and, prior to January 1, 2005, the right to purchase common stock under the ESPP were estimated at the grant date or offering date using the Black-Scholes option pricing model and based on weighted average assumptions for the risk-free interest rate, expected dividend yield, expected volatility, and expected stock option life. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, the Black-Scholes option pricing model requires the input of subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. Because the Company’s employee stock options (including rights to purchase common stock under the Company’s ESPP prior to January 1, 2005) have characteristics significantly different from those of traded options, and because changes in the subjective model assumptions can materially affect the estimate, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company’s employee stock options.

During the first quarter of 2005, the Company refined its methodology for estimating the expected volatility assumption which is used in determining the fair values of stock options. Expected volatility represents management’s estimate of the Company’s stock price changes expected to occur over the estimated life of the stock options and stock offerings. In prior periods, expected volatility was estimated giving consideration to the expected life of stock options and the historical volatility of the price of the Company’s common stock as adjusted for unusual, company-specific fluctuations in the Company’s stock price. The modification in the first quarter of 2005 was based on the Company’s assessment that expected volatility of its share price may differ from historical volatility, and taking both historical and implied volatility into account will result in the best estimate of expected volatility. Implied volatility is the volatility assumption inherent in the market prices of a company’s traded options. The expected volatility is now estimated giving consideration to a) the expected life of stock options, b) the implied volatility of the share price determined from the market prices of the Company’s traded options, and c) the historical volatility of the price of the Company’s common stock as adjusted for unusual, company-specific fluctuations in the Company’s stock price. Management believes that the refined methodology provides a better indicator of the expected volatility. The impact of the modification to volatility for options granted during the first quarter of 2005 was to reduce volatility from 40% to 31% and therefore, result in a lower fair value than if the prior period methodology had been used. This change in expected volatility did not have a material impact on the Company’s pro forma financial results presented in the table above.

Partially offsetting the modification to volatility, the Company also updated the expected stock option life assumption. During the first quarter of 2005, the Company updated the expected stock option life from 4 years to 4.5 years based on changes to the estimated weighted average term between the date the options are granted and the estimated date the options are exercised. Expected stock option life was estimated giving consideration to the vesting period of the award and the effects of employees’ historical exercise and post-vesting employment termination behavior. The change in expected stock option life for options granted during the first quarter of 2005 result in higher fair value of stock options granted. This change in expected life assumptions did not have a material impact on the Company’s pro forma financial results presented in the table above.

Note 3. Restatement of Prior Periods Presented

In February 2005, the Company determined that it would restate its consolidated financial statements for the years ended December 31, 2000 to December 31, 2003 and each of the quarters of 2003 and the first three quarters of 2004. The determination to restate these financial statements was made in connection with the Company’s analysis and correction of the methodology and assumptions relating to the valuation of the Company’s interest-only strips. The Company changed its interest-only strips valuation methodology and assumptions to correct such errors, and the Company’s financial statements for the years ended December 31, 2000 to December 31, 2003 and its quarterly financial statements for 2003 and the first three quarters of 2004 were restated in its 2004 Annual Report. See Note 3 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the effects of the restatement for the correction of these errors on the Company’s consolidated statement of income for the three months ended March 31, 2004.

Restatement Adjustments (Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31, 2004

Interest income—other	$(2,267)
Net interest income	(2,267)

Servicing and securitization income	(10,647)
Total non-interest income	(10,647)

Net decrease in income from continuing operations before income taxes	(12,914)
Income tax expense	(4,847)

Net decrease in net income	$(8,067)

Net decrease in earnings per common share—basic	$(0.03)

Net decrease in earnings per common share—assuming dilution	$(0.03)

Note 4.  Recently Issued Accounting Pronouncements

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach to accounting for stock-based compensation in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all costs related to stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair value of such compensation, so that pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission delayed the compliance date for SFAS No. 123(R) so that the effective date of SFAS No. 123(R) for the Company is now January 1, 2006. As permitted by SFAS No. 123(R) for companies transitioning to the new standard, the Company intends to apply the provisions of SFAS No. 123(R) as of January 1, 2006 on a modified prospective basis to both new awards and the unvested portions of past awards based on their grant date fair values. The Company is in the process of assessing the impact of the adoption of SFAS No. 123(R).

The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  In October 2004, the FASB ratified the consensus of the Emerging Issues Task Force with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), which states that contingently convertible debt instruments should be included in diluted earnings per share computations if dilutive, regardless of whether the market price trigger or other contingent conversion features have been met. During the third quarter of 2004, the Company elected to adopt the provisions of EITF 04-8 and included the dilutive effect of its contingently convertible notes in its diluted earnings per share calculation from the time of issuance of the notes, in accordance with the if-converted methodology under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. At the same time, as required by EITF 04-8, the Company restated its diluted earnings per share for prior periods.

In its effort to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings per Share—an Amendment of FASB Statement No. 128,” which, if adopted, would require that contracts containing an option to settle in cash or stock be assumed to settle in stock for purposes of calculating diluted earnings per share. The Company understands that the FASB plans to issue a final statement on this proposal during the third quarter of 2005. The Company’s zero coupon convertible senior notes provide such an option to the Company in the event that holders of the notes exercise certain rights to require the Company to repurchase their notes. See Note 12 to Consolidated Financial Statements for further discussion. The Company has the unilateral right to amend the indenture supplement governing the zero coupon notes to eliminate the Company’s right to settle note repurchases in stock and currently intends to enter into such an amendment if the proposal becomes effective. If the proposal in its current form had been in effect in the first quarter of 2005, it would have impacted the Company’s diluted earnings per share calculation for the three months ended March 31, 2005 by requiring the inclusion of an additional 27,439,792 shares related to these notes, and would have also required that the Company restate its diluted earnings per share for prior periods for purposes of comparability. The impact on diluted earnings per share would be partially offset by the add-back of related debt interest expense to net income under the if-converted method. If the proposal becomes effective, the Company intends to amend the indenture supplement governing the zero coupon notes so that, under the terms of the current Exposure Draft, the Company would not be required to include the additional shares in its diluted earnings per share calculation.

Note 5.  Interest and Fee Income Recognition

Interest on loans is charged on each customer’s billing cycle date based on the amount of loans outstanding and their contractual annual percentage rates. The Company recognizes only the estimated collectible portion of accrued interest and fees — see discussion regarding its suppression methodology below. Interest income recognized by the Company that has been billed to the customer is included in loans receivable or in due from securitizations on the Company’s consolidated statements of financial condition. Accrued interest income recognized by the Company that has not yet been billed to the customer is reported in interest receivable or in due from securitizations on the Company’s consolidated statements of financial condition. The Company estimates the unbilled portion of interest on customer accounts for the month from the customer’s billing cycle date to the end of the month. During the first quarter of 2005, the Company refined its interest accrual estimation process for the unbilled portion of interest on customer accounts by calculating the daily interest at the account level based on account balances segmented by annual percentage rate and billing cycle date. The one-time impact of this change was to reduce reported and managed interest revenue by $4.4 million and $16.6 million and reported and managed net interest margins by 25 basis points and 37 basis points, in the first quarter of 2005.

The Company recognizes interest and fee income using a suppression methodology. Under the suppression methodology, interest and fees that would otherwise accrue on reported loans and other assets, but that the Company estimates will not be collected (the “suppressed amounts”), are neither recognized as interest income, credit product fee income, or servicing and securitization income on the Company’s consolidated statement of income nor included in loans receivable, interest receivable, or due from securitizations on the Company’s consolidated statement of financial condition. In addition, interest and fee income is reduced by the reversal of accrued interest and fees included in loans receivable, interest receivable, and due from securitizations (to the extent not previously suppressed) when the principal amount of a loan is charged off.

During the first quarter of 2005, the Company enhanced the estimation process used in its suppression methodology by using portfolio segmentation that gives greater weight to customer risk scores and other risk factors, such as Fair Isaac Corporation (FICO®) credit scores. The Company continues to use other historical quantitative risk factors for its analysis, such as interest and fee reversal rates, delinquency roll rates, payment performance, and loans receivable balance composition data.  The change in estimation process did not have a material impact on the Company’s financial results or condition.  When estimating uncollectible interest and fee amounts, the Company may give greater or lesser weight from time to time to these and other factors that it may use in the estimation process.

During the three months ended March 31, 2005 and 2004, the amount of interest and fees not recognized as income as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals was as follows:

Suppression of Interest and Fee Income

	Three months ended March 31,
(dollars in thousands)	2005	2004
Loan interest income	$15,963	$17,236
Credit product fee income	20,176	27,603
Servicing and securitization income	95,402	108,506
Total	$131,541	$153,345

Note 6.  Investment Securities

The Company maintains short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents.

Federal funds sold totaled $397.4 million at March 31, 2005 and $440.4 million at December 31, 2004. There were no securities purchased under resale agreements outstanding at March 31, 2005 or December 31, 2004.

The Company’s available-for-sale investment securities portfolio is composed of treasury obligations, government sponsored agency securities, mortgage-backed securities, commercial paper, and other securities consisting primarily of asset-backed securities. A significant portion of the portfolio is either issued or backed by a government sponsored agency or a fully government guaranteed agency. The mortgage-backed securities are in the form of floating rate collateralized mortgage obligations, adjustable rate pass-through securities, or fixed rate pass-through securities. All of the securities in the portfolio have an investment grade credit rating, with a large majority having an AAA/Aaa rating. Fluctuations in general market conditions will translate into fluctuations in the price of the securities. Reductions in the value of these securities stem from changes in market conditions, and not necessarily from any intrinsic value deterioration. The Company has the ability to hold those securities that currently have a loss on an ongoing basis until recovery or maturity without any material detriment to the liquidity of the portfolio. At March 31, 2005, the Company had an unrealized loss of $10.2 million on investments with an amortized cost of $710.9 million that had a continuous unrealized loss position for 12 months or more. At December 31, 2004, the Company had an unrealized loss of $2.4 million on investments with an amortized cost of $215.0 million that had a continuous unrealized loss position for 12 months or more.

Summary of Available-for-Sale Investment Securities

	March 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value
United States Treasury and federal agency bonds	$975,006	$—	$3,717	$7,141	$964,148
Mortgage-backed securities	427,586	888	429	3,087	424,958
Commercial paper	655,366	—	733	—	654,633
Other	2,093,619	2,013	953	—	2,094,679
Total investment securities available-for-sale	$4,151,577	$2,901	$5,832	$10,228	$4,138,418

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value
United States Treasury and federal agency bonds	$975,004	$—	$7,750	$—	$967,254
Mortgage-backed securities	444,066	1,213	11	2,447	442,821
Commercial paper	1,210,152	—	1,815	—	1,208,337
Other	1,454,412	843	972	—	1,454,283
Total investment securities available-for-sale	$4,083,634	$2,056	$10,548	$2,447	$4,072,695

No investment securities were sold during the three months ended March 31, 2005. During the three months ended March 31, 2004, investment securities with an amortized cost of $112.9 million were sold at a net realized loss of $0.5 million, which includes gross gains of $0.1 million and gross losses of $0.6 million. Realized gains and losses were calculated using the specific identification method.

Note 7.  Loans Receivable

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collections procedures. At March 31, 2005, the Company had no significant regional domestic or foreign concentrations of credit risk.

Note 8.  Asset Sales

On March 1, 2005, the Company completed the sale of a portfolio of non-core, higher risk credit card loans held by PNB with a carrying value of approximately $400 million at the date of sale, which resulted in the recognition of a $36.8 million gain reported in non-interest income—other during the first quarter of 2005. The related loans receivable and interest receivable were reclassified to loans held for securitization or sale in January 2005 in anticipation of the sale. At that time, the related loans receivable and interest receivable were reduced to their respective fair values based on the estimated net realizable value of the portfolio and estimated sales costs at the time of the reclassification, with an offsetting reduction to the allowance for credit losses.

Note 9.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements through trusts or other special-purpose entities that meet the requirements for sale treatment. At March 31, 2005 and December 31, 2004, the Company’s securitization program had $10.69 billion and $10.73 billion of securityholders’ interests outstanding, of which $9.29 billion were held by third parties at the end of each period. The Company retains the remaining interests in the loans receivable transferred in its securitizations and includes them on its statement of financial condition.

The Company’s securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed securityholders’ certificates and notes), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of various classes of investor interests ranked by seniority. Certain classes of securityholders’ interests, which are supported by various forms of credit enhancement and generally include the senior classes, are sold to third party investors. When the Company enters into a securitization transaction, it receives cash proceeds from the sale of securities to third parties, removes the securitized loans and related allowance for credit losses from its statement of financial condition, and records the retained interests in the transaction. The Company typically recognizes a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

The seller’s interest is composed of senior and subordinated components. The senior seller’s interest represents the seller’s undivided interest in the trust loans receivable that are not allocated to the securityholders’ interests. The principal, interest, and fees receivable included in the senior seller’s interest are classified on the Company’s statement of financial condition as loans receivable, with a related allowance for credit losses, and as interest receivable. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, billed interest and fees, and credit losses, the amount of the senior seller’s interest will vary. Periodically, the Company transfers new loans into the securitized pool in order to maintain the seller’s interest above the minimum required by the securitization documents or in anticipation of issuing new securityholders’ interests.

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

The interest-only strip receivable is a retained interest in the interest and fee collections allocated to the securityholders’ interests. This asset represents the present value of estimated future excess servicing expected to be generated during the period the securitized loans are projected to be outstanding. In order to give effect to the gain recognition requirements of SFAS No. 140, this period is determined by an accounting method that assumes the investor securities will not be in their revolving periods after the date of valuation and, therefore, that all available future principal collections will be applied to repay the investor securities. Under this method, which applies only to interest-only strips receivable valuation and is not used to determine repayment periods for retained subordinated securityholders’ interests or spread accounts, the Company applies an estimated payment rate to the initial securitized receivables balance in order to derive the dollar amount by which the securitized receivables balance is estimated to be reduced in future periods. This corresponds to the contractual rights the securityholders have to a fixed percentage of principal collections during the period in which principal collections must be applied to repay the investor securities. Excess servicing represents the net positive cash flow from interest and fee collections allocated to the securityholders’ interests after deducting the interest paid on investor securities, credit losses, contractual servicing fees, and other expenses. The interest-only strip receivable is recorded at estimated fair value, and is included in due from securitizations on the Company’s statement of financial condition.

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

When the securityholders’ interests are reduced through amortization or termination, or through a reduction in the invested amount of the Company’s variable funding series, the seller’s interest is increased. This results in the recognition of an allowance for credit losses related to the increase in reported loans receivable. Typically, this increase in the allowance for credit losses is the only significant earnings impact resulting from such reductions in securityholders’ invested interests.

The Company typically recognizes a net gain from the initial sale of investor interests to third parties, due primarily to the release of the related allowance for credit losses and recognition of a gain from the interest-only strip receivable, which is partially offset by the recognition of a loss from discounts recognized in establishing the fair value of the retained subordinated interests. During the three months ended March 31, 2005, the Company did not enter into any new securitization transactions.  During the period, the Company increased the invested amount of one of its variable funding series by $204.4 million, which was offset by a $247.7 million reduction in the invested amount of its other variable funding series. Excluding the benefit realized from the reduction to the allowance for credit losses, the Company recognized a gain related to such invested amount increase that did not materially impact its statement of income. During the three months ended March 31, 2004, the Company securitized $914.6 million of loans receivable, which was offset by $1.05 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series.  Excluding the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale, the Company recognized a loss of $14.1 million related to new securitizations during the three months ended March 31, 2004.

Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the three months ended March 31, 2005 and 2004 reduced non-interest income—servicing and securitization by $0.7 million and $53.2 million. The impact of further adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $0.5 million and $17.7 million during the three months ended March 31, 2005 and 2004.

The following table presents key economic assumptions used in the initial measurement of the fair values of the retained subordinated interests for securitizations entered into during the three months ended March 31, 2005 and 2004.

Securitization Initial Measurement Assumptions

	Three months ended March 31,
	2005	2004
		As Restated

Payment rate(1)	8.0%	6.1%
Expected net credit loss rate	12.2%	17.3%
Weighted average loans receivable life (in years)(2)	0.49	0.58
Discount rate(3)	7.3%-20.0%	6.8%-20.0%
Average interest rate margin for third party investors(4)	0.87%	0.54%

(1)           This rate is an average of forecasted monthly payment rates for loans receivable in the securitized pool. The monthly payment rate represents a forecast of principal collections for the month divided by a forecast of the aggregate amount of principal loans receivable at the beginning of the month.

(2)           The weighted average loans receivable life is used only in the initial measurement of the fair value of the interest-only strip receivable. It is calculated by multiplying the principal collections expected in each future period by the number of periods until the balance is paid, summing those products, and dividing by the initial principal balance. Estimated principal collections are based on the accounting method used in valuing interest-only strips, which applies the estimated monthly payment rate to the initial securitized receivables balance in order to derive the dollar amount by which such balance is estimated to be reduced in future periods.

(3)           Discount rate assumptions vary based on the relative risk of cash flows, which includes factors such as the level of subordination, the projected repayment term, and the credit risk of the securitized loans. The discount rate assumption used for retained securityholders’ interests was 7.3% during the three months ended March 31, 2005 and ranged from 6.8% to 10.4% during the three months ended March 31, 2004. The discount rate assumption used for interest-only strips receivable was 20.0% during the three months ended March 31, 2005 and 2004.

(4)           The interest rates paid to third party investors in a term securitization with variable rates is based on this margin plus the London Interbank Offered Rate (LIBOR). The interest rates paid to third party investors in the Company’s fixed rate term securitizations are based on this margin plus the relevant term swap rate at the time of pricing. The interest rates paid to conduit asset-backed investors that participate in the variable funding series are generally based on a commercial paper rate.

After the initial sale, the Company’s securitizations impact its earnings through sales of retained interests, changes in the fair values of its retained interests, including the accretion of discounts on retained interests, the ongoing recognition of interest-only strips receivable, and the difference in the actual excess servicing received as compared to the amount estimated in calculating the related interest-only strips receivable.

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

The Company continues to service the accounts included in the pool of securitized loans and earns a monthly servicing fee, which is generally offset by the servicing costs it incurs. The Company has determined that the contractual servicing fee represents adequate compensation and the Company therefore does not currently recognize a servicing asset or liability in connection with its securitizations.

At least quarterly, the Company adjusts the valuations of the retained interests to reflect changes in the amount of the securitized loans outstanding and any changes to the initial assumptions, estimates, and discount rates. The Company also continues to refine the financial models used to obtain more accurate measures of the timing and amount of cash flows. These values can, and will, vary as a result of changes in the level and timing of the cash flows, financial models, and underlying economic assumptions. Changes in the estimated fair values of the retained interests are reported as a component of non-interest income—servicing and securitization on the Company’s statement of income.

After the initial fair value recognition, the Company evaluates its retained securityholders’ interests and recognizes changes in their fair value in non-interest income—servicing and securitization. The fair value changes reflect the Company’s changes to estimated cash flows and discount rates, including the impact of changes in the remaining term until repayment. As securityholders’ interests approach their expected final payment date, their fair values generally approach their face values and the discounts are accreted, with the amount of such accretion realized in non-interest income—servicing and securitization.

The following table summarizes the retained subordinated securityholders’ interests in the Providian Gateway Master Trust as of March 31, 2005 and December 31, 2004.

Summary of Retained Subordinated Securityholders’ Interests
in the Providian Gateway Master Trust

(dollars in thousands)	March 31, 2005	December 31, 2004
Retained subordinated securityholders’ interests
Face value	$1,394,499	$1,437,806
Discount	(170,084)	(186,552)
Fair value	$1,224,415	$1,251,254

Weighted average remaining term (months)	21	25

The changes in net unrealized gains or losses on retained subordinated securityholders’ interests included in earnings consisted of gains of $12.3 million and $86.6 million for the three months ended March 31, 2005 and 2004. These unrealized gains or losses are recognized in non-interest income—servicing and securitization.

Valuations of retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts require the Company to use judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Generally, we discount retained subordinated securityholders’ interests and spread accounts using a defined methodology that, to the extent possible, is based on observable market interest rates and credit spreads that approximate rates on other investments. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term (which in the case of interest-only strips receivable is determined under the accounting method described above), and the credit risk of the securitized loans. Spread account valuations are determined through a discounted cash flow analysis based on projected repayments of spread account balances to the Company.

The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the securitized loans, which retained interests were reported in due from securitizations at March 31, 2005 and December 31, 2004.

Due from Securitizations

	March 31,	December 31,
(dollars in thousands)	2005	2004

Retained subordinated securityholders’ interests	$1,224,415	$1,251,254
Interest-only strips receivable	269,112	299,830
Spread accounts	247,526	246,195
Accrued interest receivable	325,371	352,817
Other(1)	179,261	116,218
Total due from securitizations	$2,245,685	$2,266,314

(1)    Amounts consist primarily of funds deposited in the trust collection account and not yet distributed.

The key economic assumptions used in valuing retained interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at March 31, 2005 are presented in the following table.

Securitization Sensitivities

(dollars in thousands)	Discount Rate	Expected Net Credit Loss Rate	Payment Rate
Current assumptions	6.64-20.0%	12.16%	8.01%
Impact on fair value of:
10% adverse change	$(19,819)	$(55,978)	$(17,754)
20% adverse change	$(39,316)	$(111,273)	$(33,199)

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

The following table summarizes certain cash flows received from or paid in respect of securitizations:

Securitization Cash Flows

	Three months ended March 31,
(dollars in thousands)	2005	2004
Proceeds from new securitizations(1)	$200,000	$750,000
Proceeds from collections allocated to securityholders’ interests(1)	2,394,812	2,056,621
Servicing fees received	79,357	75,987
Net cash flows received on retained interests	222,216	220,671
Principal paid in respect of maturing securitizations(1)	(200,000)	(892,500)

(1)    Cash flows received from or paid in respect of third party securityholders’ interests.  Amounts include increases and decreases in invested amounts of variable funding series.

Note 10. Consolidation of Variable Interest Entities

In December 2003, the FASB issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which superseded the original guidance issued in January 2003. Under FIN 46, a company is required to consolidate a variable interest entity (“VIE”) if its interest in the VIE is such that it will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if any. The Company has applied FIN 46 to Providian Capital I, its wholly owned trust that issued preferred securities. See Note 12 to Consolidated Financial Statements for further discussion.

Because the Company’s securitizations are structured using qualifying special-purpose entities, as defined in SFAS No. 140 and FIN 46, the Company’s securitization trusts are not required to be consolidated under FIN 46. The Company has an equity interest in a special-purpose entity related to one of its securitization transactions and has determined that the entity is a VIE and that the Company is not the primary beneficiary. As such, the entity does not meet the requirements for consolidation by the Company under FIN 46. As of March 31, 2005, the Company’s total investment in this entity was $43.4 million, which represents the Company’s maximum loss exposure, and the estimated total assets of the entity were approximately $819.3 million.

The Company also has equity interests in various limited partnerships. The Company has determined that the limited partnerships are VIEs and that the Company is not the primary beneficiary. As such, these entities do not meet the requirements for consolidation by the Company under FIN 46. As of March 31, 2005, the Company’s total investment in limited partnerships was $36.5 million, which, combined with $13.1 million of remaining contractual funding commitments under these investments, represents the Company’s maximum loss exposure, and the estimated total assets of these entities were approximately $439.8 million.

Note 11.  Commitments, Guarantees, and Contingencies

Commitments. A loan commitment is an agreement to lend to a customer up to a prescribed maximum amount, subject to the customer’s compliance with the account agreement. The Company can reduce or cancel a credit card commitment by providing the required prior notice to the customer, or without notice if permitted by law. The unfunded commitment represents the total unused portion of the line of credit available to the customer. The Company has not experienced, and does not expect that it will experience, circumstances under which all of its customers will borrow the entire line of credit available to them at the same time. Therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Total unfunded commitments at March 31, 2005 and December 31, 2004 were $27.60 billion and $29.10 billion. The decrease in total unfunded commitments at March 31, 2005 reflects the impact of the sale of a portfolio of higher risk loans and the closure of certain inactive customer accounts during the first quarter of 2005.

The Company is also a party to and from time to time enters into agreements that contain provisions regarding minimum payment commitments, including agreements in connection with technology maintenance, consulting, outsourcing, and co-marketing services. These provisions typically require the Company to make minimum payments to other parties, as specified in the agreements, which are not necessarily contingent upon the amounts or levels of services provided to the Company under the agreements. The Company does not currently expect any of these minimum payment commitments to have a material impact on its consolidated financial statements, but it cannot give any assurance that they will not have such an effect.

Guarantees. In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for calculating the excess spread early amortization event for the two series, the Company pledged $30.0 million to be held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge agreement remains in effect until the investor securities and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced when one of the series was repaid in September 2003. The remaining amount of the pledged collateral at March 31, 2005 was $13.6 million. The remaining series related to the pledge has an expected final payment date in September 2005. The Company does not currently expect that performance under this pledge will be required.

In addition, the Company has entered into interest rate swap arrangements for the management of its interest rate risk exposure. See Note 14 to Consolidated Financial Statements for further discussion. In connection with these agreements, the Company pledged collateral to interest rate swap counterparties totaling $34.4 million at March 31, 2005.

In August 2002, the Company, through a wholly owned limited liability entity, sold its investment in an alternative energy plant. Through the limited liability entity, the Company had received certain tax credits and tax deductions. In connection with the sale of the plant to a third party, the Company guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. The Company’s guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At March 31, 2005, the maximum guaranteed amount was $27.8 million, based on actual payments made.

The Company is a party to and from time to time enters into agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts, including the purchase and sale agreement referred to in the preceding paragraph. These provisions typically require the Company to make payments to other parties to indemnify them against losses that may be incurred due to actions taken by the Company prior to entering into the agreement or due to a breach of representations, warranties, and covenants made in connection with the agreement or possible changes in or interpretations of tax law. The Company cannot estimate the potential future impact of these indemnification provisions, since such an estimate would require an assessment of claims not yet made. Based on historical experience, the Company does not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Litigation. The Company is subject to various pending and threatened legal actions, including actions arising in the ordinary course of business from the conduct of its activities. While the Company believes that it has substantive defenses and intends to defend the actions vigorously, it cannot predict the ultimate outcome or the potential future impact on the

Company of such actions. The Company establishes reserves for expected future litigation exposures that are both probable and reasonably estimable. The Company does not currently expect any of the actions pending or threatened against it to have a material adverse effect on its financial condition or results of operations, but it cannot give any assurance that they will not have such an effect.

Note 12.  Long-Term Borrowings

Long-term borrowings consist of borrowings having a remaining maturity of one year or more. The following table summarizes the Company’s long-term borrowings at March 31, 2005 and December 31, 2004.

Summary of Long-Term Borrowings

(dollars in thousands)	March 31, 2005	December 31, 2004

Zero coupon convertible senior notes maturing in 2021(1)	$464,759	$460,180
4.00% convertible senior notes maturing in 2008	287,403	287,500
2.75% convertible cash to accreting senior notes maturing in 2016	277,200	277,200
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	109,281
	1,138,643	1,134,161
Less unamortized issuance costs	13,757	14,883
Total long-term borrowings	$1,124,886	$1,119,278

(1)  Amounts include the accreted portion of a yield to maturity of 4.00% per year.

Convertible Senior Notes

During the first quarter of 2005, the specified market price condition for conversion of the Company’s 4.00% convertible senior notes was satisfied, as the Company’s common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 of the last 30 trading days of the first quarter of 2005. As a result, the 4.00% convertible senior notes are convertible during the second quarter of 2005. See further discussion of the notes below.

The following summarizes the terms of the Company’s convertible senior notes outstanding at March 31, 2005:

Summary of Convertible Senior Notes

(dollars in thousands)	3.25%(1)	Zero Coupon(2)		4.00%		2.75%

Original issuance amount	$402.5 million	$884.0 million		$287.5 million		$277.2 million
Issuance date	August 2000	February 2001		May 2003		March 2004
Maturity date	August 15, 2005	February 15, 2021		May 15, 2008		March 15, 2016
Conversion rate(3)	14.4892 shares/ $1,000 note principal	6.2240 shares/ note		76.8758 shares/ $1,000 note principal		58.7941 shares/ $1,000 note principal
Conversion price (per share of common stock)	$69.02	$84.93 (accreted conversion price	)	$13.01		$17.01
Conversion trigger price under market price condition	N/A	$93.42 (110% of accreted conversion price	)	$14.31 (110% of conversion price	)	$20.41 (120% of conversion price	)

(1)   At March 31, 2005, the amount of 3.25% convertible senior notes outstanding of $343.3 million is due in one year or less and has been classified as a short-term borrowing.

(2)   At time of issuance, the original principal amount at maturity was $884.0 million. The conversion rate for the zero coupon convertible senior notes is in shares per $1,000 of note principal at maturity.

(3)   The Company may adjust the conversion rate if certain events occur, as specified in the related indenture supplement, such as the issuance of dividends payable in the Company’s common stock or the occurrence of a stock split or combination.

The Company’s 3.25% convertible senior notes are convertible into shares of the Company’s common stock at the option of the holders, at the conversion rate noted above, at any time prior to their maturity or their redemption or repurchase by the Company. The Company’s zero coupon, 4.00%, and 2.75% convertible senior notes are convertible into shares of the Company’s common stock at the option of the holders, at the conversion rates noted above, under circumstances specified in the respective indenture supplements, including the following:

•     Satisfaction of a market price condition, such that the price of the Company’s common stock equals or exceeds a certain percentage of the conversion price (or accreted conversion price, in the case of the zero coupon senior notes) for at least 20 of the last 30 trading days of the preceding calendar quarter (or at least 20 of the 30 trading days prior to conversion, in the case of the zero coupon senior notes);

•     Satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level (applicable to 4.00% and 2.75% convertible senior notes);

•     The occurrence of a specified credit rating event, such that the ratings of the notes by certain rating agencies fall below specified levels (applicable to 4.00% and 2.75% convertible senior notes);

•     The occurrence of certain corporate events (applicable to 4.00% convertible senior notes); and

•      The occurrence of specified corporate distributions or the occurrence of a fundamental change, such as a change in control of the Company, or the announcement of a redemption of the notes by the Company (applicable to 2.75% convertible senior notes).

Holders of the zero coupon convertible senior notes may surrender their notes for conversion at any time prior to maturity, but (except in certain specified circumstances) if the conditions for conversion into common stock have not been met, conversion will instead be settled in cash, in an amount determined based on the formulas specified in the related indenture supplement. Holders of the zero coupon notes may also require the Company to purchase their notes on February 15, 2006 at a price per note of $552.07, on February 15, 2011 at a price per note of $672.97, and on February 15, 2016 at a price per note of $820.35, based on $1,000 principal amount payable at maturity. The Company has the option to settle these purchases in cash (at the then current accreted value of the notes) or common stock (at the then current market price of the Company’s common stock), or using a combination of both.

Conversions of the 4.00% and 2.75% convertible senior notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversions may be settled in cash, common stock, or a combination of both. Conversions of the zero coupon, 4.00%, and 2.75% convertible senior notes may also be settled in cash, common stock, or other property upon the occurrence of certain corporate events, as specified in the related indenture supplements. In addition, contingent interest is required to be paid to holders of the 4.00% and 2.75% convertible senior notes if certain conditions are met.

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

In accordance with FIN 46 (see Note 10 to Consolidated Financial Statements), the Company has determined that the Providian Capital I trust is a VIE and that the Company is not the primary beneficiary. The Company adopted the provisions of FIN 46 with respect to this trust and deconsolidated it effective July 1, 2003. At March 31, 2005, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the preferred securities in long-term borrowings and the Company’s equity investment in the trust of $5.0 million in other assets.

Note 13.  Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2005 was 34.6% and for the three months ended March 31, 2004 was 34.8%, as restated. The effective income tax rates include federal and state components and the utilization of tax credits generated from an existing investment in a limited liability entity that operates an alternative energy plant.

The Company has tax exposures relating to its assessment of tax liabilities in the ordinary course of business. The Company periodically assesses its liabilities and contingencies for all years subject to potential tax audit based on the latest information available. For those matters where it is probable that an adjustment will be asserted, the Company has recorded its best estimate of the entire amount of the tax liability (including related interest charges for such tax liabilities) related to such matters in its consolidated financial statements. Subsequent periodic assessments that result in an increase or decrease to the Company’s total assessment of its tax exposures for such tax liabilities are reflected in current period earnings.

Note 14.  Derivative Financial Instruments

The Company’s principal objective in entering into derivative financial instruments is to reduce interest rate risk by more closely aligning the repricing characteristics of the Company’s assets and liabilities. The operations of the Company are subject to the risk of interest rate fluctuations to the extent that there is a difference in repricing characteristics as between interest-earning assets and interest-bearing deposits and other liabilities. The goal is to maintain levels of net interest income while reducing interest rate risk and facilitating the satisfaction of the Company’s funding needs. To achieve that goal, the Company uses a combination of interest rate risk management instruments, including interest rate swap agreements, with maturities ranging from 2005 to 2016 as of March 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the Company designates and documents each derivative contract as one of the following at the time the contract is executed: a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge); a hedge of a net investment in a foreign operation (a net investment hedge); or a derivative instrument not designated as a hedging instrument whose change in fair value is recognized as a benefit for protection against changing interest rates (an undesignated hedge).

During the three months ended March 31, 2005 and 2004, all of the Company’s derivatives contracts were designated as fair value hedges. For fair value hedges, both the effective and ineffective portions of the change in the fair value of the derivative, together with the change in fair value of the hedged item that is attributable to the hedged risk, are reported in earnings. The effective portion of a change in fair value of a fair value hedge is recognized on the same line in the consolidated statements of income as the hedged item. The ineffective portion of a change in fair value of a fair value hedge is recognized in non-interest income—other. If a hedge designation is discontinued, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item. If the underlying item being hedged is removed from hedge designation, the derivative will subsequently be accounted for as an undesignated hedge instrument.

The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. Derivatives are reported in the consolidated statements of financial condition at fair value in other assets and accrued expenses and other liabilities. The fair value of the Company’s derivative financial instruments is represented by the estimated unrealized gains or losses as determined by quoted market prices or dealer quotes and generally approximates the amounts the Company would receive or pay to terminate the instruments at the reporting date.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction.

When interest rate risk management instruments are used to hedge reported assets and liabilities, the net receipts or payments are recognized as an adjustment to interest income or interest expense. The following table presents the notional value of the Company’s interest rate swap agreements that are designated as fair value hedges and the specific assets or liabilities to which they are linked.  Interest rate swap agreements have the effect of converting assets or liabilities from a fixed rate to a floating rate or from a floating rate to a fixed rate.

Notional Value of Fair Value Hedge Swaps

	March 31, 2005
(dollars in thousands)	Receive Fixed	Pay Fixed	Total
Swaps hedging certificates of deposit	$2,757,300	$—	$2,757,300
Total notional value of swaps	$2,757,300	$—	$2,757,300

	December 31, 2004
(dollars in thousands)	Receive Fixed	Pay Fixed	Total
Swaps hedging certificates of deposit	$2,369,800	$—	$2,369,800
Total notional value of swaps	$2,369,800	$—	$2,369,800

The Company is exposed to market and credit risk associated with its interest rate risk management instruments. The Company’s exposure to market risk is associated with changes in interest rates, and the Company’s exposure to credit risk is the risk of loss from a counterparty failing to perform according to the terms of an agreement. This credit risk is measured as the gross unrealized gain on the interest rate risk management instruments. The Company controls credit risk in these instruments by entering into interest rate risk management agreements with nationally recognized financial institutions and dealers that carry at least investment grade ratings. In addition, the Company’s policy is to diversify its credit risk exposure across a number of counterparties. On an individual counterparty basis, the Company determines the need for collateral or other security to support financial instruments with credit risk. The Company does not currently anticipate default by any of its counterparties.

Note 15.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net-of-taxes, for the three months ended March 31, 2005 and 2004 are presented in the following table.

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Cumulative Other Comprehensive Income
Balance at December 31, 2003	$(12,480)	$(12,480)
Other comprehensive income	14,470	14,470
Tax expense	(5,716)	(5,716)
Balance at March 31, 2004	$(3,726)	$(3,726)

Balance at December 31, 2004	$(6,833)	$(6,833)
Other comprehensive income	(2,221)	(2,221)
Tax benefit	834	834
Balance at March 31, 2005	$(8,220)	$(8,220)

Note 16.  Earnings per Common Share

The following table sets forth the computation of both basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004.

Computation of Earnings Per Common Share

	Three months ended March 31,
(dollars and number of shares in thousands, except per share data)	2005	2004
		As Restated

Income for computation of earnings per common share—basic	$133,021	$93,667
Interest on convertible senior notes, net-of-taxes(1)	4,728	1,880
Income for computation of earnings per common share—assuming dilution	$137,749	$95,547

Weighted average common shares outstanding—basic	290,864	288,085

Employee stock options	5,138	4,030
Restricted stock issued—unvested	1,064	1,256
Convertible senior notes(1)	43,370	24,251
Dilutive potential common shares	49,572	29,537

Weighted average common shares outstanding—assuming dilution	340,436	317,622

Earnings per common share—basic	$0.46	$0.33
Earnings per common share—assuming dilution(1)	$0.40	$0.30

(1)   Amounts related to convertible senior notes reflect the effect of adopting EITF 04-8 in the third quarter of 2004. The adoption of EITF 04-8 had the effect of reducing the Company’s diluted earnings per common share by $0.02 and $0.02 for the three months ended March 31, 2005 and 2004.

The Company’s convertible senior notes consist of its zero coupon, 4.00%, and 2.75% notes, which are contingently convertible notes, and its 3.25% notes. See Note 12 to Consolidated Financial Statements for further discussion. During the third quarter of 2004, the Company elected to adopt the provisions of EITF 04-8, and as a result included the dilutive effect of its contingently convertible notes in its diluted earnings per share calculation from the time of issuance of the notes, in accordance with the if-converted methodology under SFAS No. 128. As required by EITF 04-8, the Company also restated its diluted earnings per share for prior periods.

The amounts presented above for the three months ended March 31, 2005 reflect the assumed conversions to common shares of the Company’s 2.75%, 4.00%, and 3.25% convertible senior notes and for the three months ended March 31, 2004 reflect the assumed conversion to common shares of the Company’s 2.75% and 4.00% convertible senior notes, the impact of which was partially offset by the add-back of related debt interest expense to net income in accordance with the if-converted methodology. The Company’s zero coupon convertible senior notes were excluded from the calculation for all periods presented above and the Company’s 3.25% convertible senior notes were excluded from the calculation for the three months ended March 31, 2004 because the effect of including them would have been antidilutive. The interest expense and dilutive potential common shares included in the diluted earnings per share calculations presented above are as follows:

	Three months ended March 31,
(dollars and number of shares in thousands)	2005	2004
2.75% convertible senior notes
Interest on notes, net-of-taxes	$1,190	$141
Dilutive potential common shares	16,298	2,149
4.00% convertible senior notes
Interest on notes, net-of-taxes	$1,796	$1,739
Dilutive potential common shares	22,098	22,102
3.25% convertible senior notes
Interest on notes, net-of-taxes	$1,742	$—
Dilutive potential common shares	4,974	—

The FASB has issued an Exposure Draft, “Earnings per Share—an Amendment of FASB Statement No. 128,” which would require that contracts containing an option to settle in cash or stock be assumed to settle in stock for purposes of calculating diluted earnings per share. See Note 4 to Consolidated Financial Statements for further discussion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with our historical financial statements included in this quarterly report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). Results for prior periods have been restated for various correcting adjustments, to the extent applicable. These adjustments are discussed in Note 3 to our Consolidated Financial Statements, “Restatement of Prior Periods Presented.” Our historical financial statements may not be indicative of our future performance.

Our Business

We provide credit card and deposit products to customers throughout the United States. Our lending and deposit taking activities are conducted through Providian National Bank (“PNB”), a wholly owned banking subsidiary. We market consumer loans and deposits using distribution channels such as mail, telephone, and the Internet.

We generate income primarily through interest charged on outstanding loan balances and fees related to account usage and performance (such as late, overlimit, cash advance, balance transfer, and annual membership fees), and from the sale of various cardholder service products. We receive interchange fees from bankcard associations based on the purchase activity of our credit card customers. In addition, we earn income on our investments held for liquidity purposes and from servicing fees, excess servicing on securitized loans, and changes in the value of interests we retain in connection with our securitizations.

Our primary expenses are funding costs, including interest costs related to customer deposits and borrowings; credit losses; operating expenses, including salaries and employee benefits, advertising and solicitation costs, occupancy costs, data processing and communication costs; and income taxes.

We seek to fund our assets through a diversified mix of sources and may vary the use of any one source over time. Our ability to fund existing and future customer loans is currently dependent on four primary sources: deposits, securitizations, a portfolio of cash and liquid investment securities, and debt issuances. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust, which directly or through other special-purpose entities issues certificates or notes backed by the principal, interest, and fee cash flows generated by the pool of transferred loans. At the time the certificates or notes are issued, we receive cash proceeds from the portion sold to third parties.

Executive Overview

During the first quarter of 2005, we continued our efforts to maintain a strong financial condition and build a productive and sustainable portfolio of customer accounts supported by an appropriately sized and efficient infrastructure. Building off our progress over the previous three years, we focused on the following key areas of our business.

Maintaining a Strong Balance Sheet and Managing Our Liquidity Position.  Our primary goals in this area have been to maintain strong capital ratios and manage our liquidity portfolio in line with our growth expectations and PNB’s Capital Plan. During the first quarter of 2005, consistent with the Capital Plan, our liquidity position remained relatively unchanged, ending at $4.75 billion, while deposit levels decreased by $403.8 million, ending the period at $9.07 billion.

Our capital position increased during the quarter and at the end of the first quarter of 2005 was $2.84 billion. At March 31, 2005, our shareholders’ equity and allowance for credit losses, on a combined basis, were equal to 39.9% of our reported loans. PNB continued to maintain strong levels of capital ratios throughout the period, ending the quarter with a total risk-based capital ratio on a subprime basis of 22.22%.

Building on Our “New Providian” and Partnership Marketing Strategies.  In the first quarter of 2005, we added approximately 513,000 gross new accounts, of which about 76.0% were originated through our proprietary marketing program. We continued to implement our growth strategy by focusing on our “New Providian” marketing, which emphasizes delivery of products, services, and rewards specifically designed for mainstream American consumers, and entering into additional marketing arrangements with co-branding and affinity partners. During the first quarter of 2005, we entered into several new marketing partnership arrangements and launched several programs that we had entered into previously. The success of our “New Providian” and partnership marketing strategies will continue to be a critical factor in our future earnings.

Further Improving Our Credit Performance.  During the first quarter of 2005, we continued to improve the credit mix of our loan portfolio by originating higher-quality loans receivable and by completing the sale of higher risk credit card loans, which had a carrying value of approximately $400 million at the date of sale. We continued to benefit from the results of enhancements in our collections processes and changes in our portfolio management strategies. These actions, combined with the overall improvement in the economy, resulted in lower delinquencies and net credit losses in the first quarter of 2005 as compared to the fourth quarter of 2004. Our net credit loss rates for the three months ended March 31, 2005 were 4.49% on a reported basis and 8.43% on a managed basis, compared to 6.86% and 9.98% for the three months ended December 31, 2004. Our 30+ day delinquency rates at March 31, 2005 were 3.15% on a reported basis and 5.16% on a managed basis, compared to 4.61% and 6.16% at December 31, 2004. Our earnings during the first quarter benefited from a $160.7 million reduction in the allowance for credit losses, reflecting the improved risk composition of our reported assets and the sale of higher risk loans.  Excluding the effect of the sale of higher risk loans, the decline in the allowance for credit losses during the first quarter of 2005 would have been $20.0 million.

Further Improving Our Operational Efficiency.  Reflecting our efforts over the past several years to streamline our organization and reduce our operating costs, non-interest expense for the three months ended March 31, 2005 was $261.0 million compared to $266.0 million for the same period in 2004. Non-interest expense, excluding solicitation and advertising, was $197.6 million for the three months ended March 31, 2005, a decrease of $15.9 million from the same period in 2004.

Other Key Factors.  Securitizations have remained a primary source of funding for our business. Securitizations have an impact on our earnings because we record a gain or loss on the initial sale of loans in a securitization transaction and we release the allowance for credit losses associated with the securitized loans. In addition, we retain certain interests in the securitized loans, and we recognize changes in the fair value of these retained interests in current earnings. These impacts can contribute to volatility in our earnings, specifically non-interest income—servicing and securitization, from period to period. For example, during the second and third quarters of 2004, our earnings benefited from increases in the valuation of interest-only strips receivable recognized from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. Additionally, in 2003 and 2004, our earnings benefited significantly from income recognized as a result of decreased discount rates and the resulting increase in the valuation of our retained interests caused by spread compression in the credit markets. In contrast, in 2002 our earnings were negatively impacted by increased discount rates and the resulting decrease in the valuation of these interests due to the deterioration in the underlying credit characteristics of the securitized loan portfolio. These fluctuations affect current period earnings; however, discounts previously recognized on retained interests will accrete through earnings over the duration of a securitization transaction, which may span a number of quarterly and annual reporting periods. We continue to work on ways to reduce the level of these retained interests, in order to reduce the volatility of our earnings from period to period.

Restatement.  In February 2005, we determined that we would restate our consolidated financial statements for the years ended December 31, 2000 to December 31, 2003 and each of the quarters of 2003 and the first three quarters of 2004. The determination to restate these financial statements was made in connection with the preparation of our financial statements for the year ended December 31, 2004 and the related review and resulting correction of the methodology and assumptions used to value our interest-only strips. The restated results, which are audited for the years ended December 31, 2002, 2003, and 2004 and unaudited in prior and interim periods, were presented in our 2004 Annual Report.  See Note 3 to our Consolidated Financial Statements for further discussion.

Overview of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies” in our 2004 Annual Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which in some instances require us to use estimates and assumptions. GAAP also requires management to make judgments in valuing certain assets. Uncertainties are inherent in the use of estimates, assumptions, and judgments. The following is an overview of our application of accounting policies that require us to exercise significant judgment and reach conclusions about future events based on information currently available. Differences in judgment, and differences between our estimates and assumptions and subsequent events, could have a material impact on our reported financial condition and results of operations.

Securitization Accounting.  We account for our securitization transactions under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS No. 140”). Our securitizations involve the transfer of a pool of loans receivable to a securitization trust. The trust or other special-purpose entity through which asset-backed securities are issued meets the criteria under SFAS No. 140 for a qualifying special-purpose entity that is not consolidated in our financial statements. When we enter into a securitization, we receive cash proceeds from the sale of securities to third parties, remove from our balance sheet the securitized loans allocated to securityholders’ interests and the related allowance for credit losses, and record our retained interests in the transaction. We typically recognize a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests. We continue to service the securitized loans and we receive contractual servicing fees during the term of the transaction. Our retained interests are generally reported at fair value, and changes in their fair values are recognized in current period earnings.

Our retained interests in the securitized loans consist of a seller’s interest, subordinated securityholders’ interests, interest-only strips receivable, and spread accounts. These retained interests are recorded on our balance sheet in loans receivable, interest receivable, and due from securitizations. The seller’s interest is composed of senior and subordinated components. The senior seller’s interest in our securitizations represents an undivided interest in the pool of loans receivable transferred to the securitization trust that are not allocated to the securityholders’ interests. The senior seller’s interest includes principal, interest and fees receivable, and is classified as loans receivable, with a related allowance for credit losses, and as interest receivable on our balance sheet. The seller’s interest subordinated component is the accrued interest receivable asset (“AIR”), which represents our interest in outstanding accrued interest and fees that are initially allocated to the securityholders’ interests. The AIR is recorded in due from securitizations on our balance sheet.

We record an interest-only strip receivable at the inception of a securitization and on an ongoing basis thereafter during the revolving period of the transaction.  We estimate the fair value of our interest-only strips receivable using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, the interest payable to the securityholders, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans are projected to be outstanding. In order to give effect to the gain recognition requirements of SFAS No. 140, this period is determined by an accounting method that assumes the investor securities will not be in their revolving periods after the date of valuation and, therefore, that all available future principal collections will be applied to repay the investor securities. We apply an estimated payment rate to the initial securitized receivables balance in order to derive the dollar amount by which the securitized receivables balance is estimated to be reduced in future periods. This corresponds to the contractual rights the securityholders have to a fixed percentage of principal collections during the period in which principal collections must be applied to repay the investor securities. This methodology, which applies only to interest-only strips valuation, was adopted in connection with the restatement and has been reflected in our financial statements for the year ended December 31, 2004 and in our restated prior period financial statements. See Note 3 to our Consolidated Financial Statements, “Restatement of Prior Periods Presented,” for further discussion. The fair value of our interest-only strips receivable varies primarily with changes in our forecast of excess servicing. Estimated excess servicing is impacted by the terms of the securityholders’ interests, and fluctuates primarily based on the expected performance of the securitized loans, including the amount and timing of credit losses as well as principal repayment rates.

We estimate the fair value of our retained subordinated securityholders’ interests and spread accounts using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. Generally, we discount retained subordinated securityholders’ interests and spread accounts using a defined methodology that, to the extent possible, is based on observable market interest rates and credit spreads that approximate rates on other investments. We discount retained subordinated securityholders’ interests at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For spread accounts, we use a discounted cash flow analysis based on projected repayments of existing spread account balances, which generally are repaid at the maturity of the related securitization series. The discount rates on such assets are significantly impacted both by changes in market interest rates as well as changes in the estimated duration of the assets, with shortening duration decreasing the estimated discount rate applied. For purposes of estimating repayment of these interests we assume the investor securities remain outstanding through their projected maturities, including any revolving period. Historically, we have not incurred a loss of invested principal on assets held through their final payment date, and our valuations do not reflect such a loss of principal.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest and fee income, coupon rates, net credit losses, and discount rates we use in our estimates. Changes in loan performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Changes in the methodology used to estimate, and assumptions regarding the level of receivables that generate, cash flows can also have a material impact on the projected cash flows. Significant judgment is required in the selection and use of these factors. Results that differ from our projections can result in a material impact on our balance sheet and income statement. As an example of the sensitivity of one assumption, at March 31, 2005, a 10% increase in the discount rates used in valuing the cash flows from our retained subordinated interests would have resulted in a decrease in their fair value of approximately $19.8 million. The sensitivity of key assumptions used in valuing our retained subordinated interests is discussed in Note 9 to our Consolidated Financial Statements, “Securitization or Sale of Receivables.”

At the time of a securitization, we determine whether the retained subordinated securityholders’ interests should be treated as held for trading or available-for-sale. This judgment is based on our intent and plans with respect to holding or selling the assets, and could potentially vary among different securitizations and different retained interests. All of our existing retained subordinated securityholders’ interests are securities measured as investments held for trading. Changes to unrealized gains and losses on investments held for trading are included in current period earnings. Changes to unrealized gains and losses on available-for-sale assets are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity, as other comprehensive income. If there is a determination that such available-for-sale assets have been permanently impaired, unrealized losses are reported as a reduction to servicing and securitization income. When realized, available-for-sale gains and losses are removed from other comprehensive income and included in earnings. Designation of these assets as held for trading can have a material impact on the timing of unrealized gains and losses recognized in earnings, but not on shareholders’ equity.

Allowance for Credit Losses.  We maintain an allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the existing loans receivable on our balance sheet. The amount of the allowance is determined based on an analysis of historical quantitative risk factors. During 2004, we enhanced our estimation process by including segmentation that more prominently emphasizes customer risk scores and age of accounts, as well as other risk factors, such as Fair Isaac Corporation (FICO®) credit scores. Additionally, we continue to use other historical quantitative risk factors in our analysis, such as delinquency roll rates, principal credit loss rates, bankruptcies, and other customer characteristics. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency. These factors are used to estimate the likelihood that a loan receivable will charge off. When evaluating the adequacy of this quantitative analysis, management also takes into account environmental credit risk factors affecting the portfolio’s credit performance and makes appropriate adjustments to the allowance. These include such factors as the impact of general economic conditions on a customer’s ability to pay, trends in loan portfolio volume, seasoning, geographic concentrations, and the impact of modifications to loan review and underwriting procedures on the credit quality of the loans receivable portfolio. When estimating future credit losses, we may give greater or lesser priority from time to time to these and other factors we may use in the estimation process. We also validate the adequacy of the allowance by comparing coverage ratios to our actual loss experience and to that of other credit card lenders.

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

Different assumptions regarding estimated net credit losses could materially affect our financial position and results of operations. For example, a 10% increase in the projected net credit losses estimated at March 31, 2005 would have resulted in an increase of approximately $43.9 million in the allowance for credit losses and the provision for credit losses.

Interest and Fee Income Recognition.  Interest on loans is charged on each customer’s billing cycle date based on the amount of loans outstanding and their contractual annual percentage rates. We recognize only the estimated collectible portion of accrued interest and fees — see discussion regarding our suppression methodology below. Interest income that we recognize that has been billed to the customer is included in loans receivable or in due from securitizations on the balance sheet. Accrued interest income that we recognize that has not yet been billed to the customer is reported in interest receivable or in due from securitizations on the balance sheet. We estimate the unbilled portion of interest on customer accounts for the month from the customer’s billing cycle date to the end of the month. During the first quarter of 2005, we refined our interest accrual estimation process for the unbilled portion of interest on customer accounts by calculating the daily interest at the account level based on account balances segmented by annual percentage rate and billing cycle date. The one-time impact of this change was to reduce reported and managed interest revenue by $4.4 million and $16.6 million and reported and managed net interest margins by 25 basis points and 37 basis points, in the first quarter of 2005.

We recognize only the estimated collectible portion of accrued interest and fees. We use a suppression methodology in which the estimated uncollectible portion of accrued interest and fees on loans are not recognized as interest income, credit product fee income, or servicing and securitization income on our income statement and are not included in loans receivable, interest receivable, or due from securitizations on our balance sheet. When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations, to the extent not previously suppressed, are reversed against income.

We use multiple scenarios to establish a range of reasonable levels of estimated uncollectible interest and fees, from which we determine the suppressed amounts when we record estimated collectible interest and fee income.  During the first quarter of 2005, we enhanced the estimation process used in our suppression methodology by using portfolio segmentation that gives greater weight to customer risk scores and other risk factors, such as Fair Isaac Corporation (FICO®) credit scores. We continue to use other historical quantitative risk factors for our analysis, such as interest and fee reversal rates, delinquency roll rates, payment performance, and loans receivable balance composition data. The change in the estimation process did not have a material impact on our financial results or condition.  When estimating uncollectible interest and fee amounts, we may give greater or lesser weight from time to time to these and other factors that we may use in the estimation process.

Different assumptions regarding estimated uncollectible interest and fees could materially affect our financial position and results of operations. For example, a 10% increase in the projected uncollectible interest and fees estimated at March 31, 2005 would have resulted in decreases of approximately $1.9 million to interest income and $14.3 million to non-interest income.

Earnings Summary

The following discussion provides a summary of our earnings for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The significant components of our results of operations are covered in further detail in subsequent sections.

Net income was $133.0 million, or $0.40 per diluted share, for the three months ended March 31, 2005, compared to $93.7 million, or $0.30 per diluted share, for the three months ended March 31, 2004. Earnings per diluted share amounts include the dilutive effects of our contingently convertible notes as a result of our adopting EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), in the third quarter of 2004. See Note 4 to our Consolidated Financial Statements for further discussion.

Net revenue (net interest income plus non-interest income) for the three months ended March 31, 2005 was $525.1 million, compared to $498.5 million for the same period in 2004, an increase of $26.7 million. The increase in net revenue for the first quarter of 2005 reflects increases in both net interest income and non-interest income.

Net interest income increased by $22.7 million for the first quarter of 2005 compared to the same period in 2004, primarily due to a decrease in interest expense resulting from lower average deposit levels and lower interest rates paid on deposits. Total interest income remained relatively flat in the first quarter of 2005 as compared to the first quarter of 2004. Interest income on loans decreased by $14.5 million for the first quarter of 2005 compared to the first quarter of 2004, due primarily to a decrease in the yield on outstanding loans. This decrease was offset by an increase in other interest income resulting from an increase in the average volume and yields of our investment securities portfolio.

Non-interest income increased slightly by $4.0 million for the three months ended March 31, 2005 compared to the same period in 2004, due to an increase in non-interest income—other of $28.8 million resulting primarily from the gain recognized on the sale in March 2005 of non-core, higher risk loans, which was partially offset by a decrease in credit product fee income of $24.2 million resulting primarily from our transition to higher-quality credit card account originations. Servicing and securitization income decreased slightly by $0.5 million for the three months ended March 31, 2005 compared to the same period in 2004, resulting primarily from a decrease in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an increase in market discount rates, which was partially offset by increases in the valuation of our interest-only strips receivable resulting from increases in forecasted excess servicing due to lower forecasted credit losses.

Our provision for credit losses was $60.8 million for the three months ended March 31, 2005, a decrease of $28.0 million from the first quarter 2004 provision of $88.9 million. This decrease, and the reduction in our loan loss coverage ratio from 9.19% at March 31, 2004 to 6.16% at March 31, 2005, reflects the improving trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations and the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005.

For the three months ended March 31, 2005, non-interest expense decreased slightly by $5.0 million to $261.0 million, compared to $266.0 million for the three months ended March 31, 2004. The reduction is primarily a result of lower personnel and related infrastructure costs associated with our workforce reductions during 2004.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense from deposits and borrowings.

Reported net interest income for the three months ended March 31, 2005 was $134.3 million, compared to $111.7 million for the three months ended March 31, 2004, an increase of $22.7 million. This increase was primarily driven by the decrease in our interest expense on deposits.

Total interest income remained relatively flat at $246.7 million for the first quarter of 2005, as compared to $245.4 million for the first quarter of 2004. Interest income on loans declined to $203.4 million for the three months ended March 31, 2005 from $217.9 million for the three months ended March 31, 2004, reflecting our continuing efforts to create a higher-quality loan portfolio, which resulted in a decrease in the yield on outstanding loans receivable. The yield on our reported loans receivable decreased to 11.36% for the first quarter of 2005 from 13.46% for the first quarter of 2004, as the mix of our portfolio reflected a growing proportion of higher-quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates. The decrease in the yield on outstanding loans in the first quarter of 2005 also reflects the impact of the higher risk asset sale in March 2005 and the refinement of our interest accrual estimation process, which had a one-time impact of reducing reported and managed interest revenue by $4.4 million and $16.6 million and reported and managed net interest margins by 25 basis points and 37 basis points, in the first quarter of 2005. The decrease in interest income on loans was offset by an increase in other interest income resulting from an increase in the average volume and yields of our investment securities portfolio.

Partially offsetting the negative impact to our yield from the change in our loan mix was a slight increase in the level of interest income that we estimate will become collectible (i.e., a reduction of the suppressed amounts). Under the suppression methodology, the interest accrued on loans that we estimate to be uncollectible is not recognized as interest income on our income statement and is not included in loans receivable on our balance sheet. In addition, interest income is reduced by the reversal of accrued interest included in loans receivable (to the extent not previously suppressed) when the principal amount of a loan is charged off. For the three months ended March 31, 2005 and 2004, reported interest income was reduced by $16.0 million and $17.2 million due to the suppression of estimated uncollectible interest and interest income reversals.

For the three months ended March 31, 2005, interest expense was $112.4 million, compared to $133.7 million for the same period in 2004, a decrease of $21.3 million. The decrease in interest expense reflects the lower average level of our deposits and lower interest rates paid on deposits.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three months ended March 31, 2005 and 2004.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
				As Restated	As Restated	As Restated
Assets
Interest-earning assets
Loans receivable	$7,164,104	$203,403	11.36%	$6,473,312	$217,900	13.46%
Interest-earning cash and cash equivalents	167,891	934	2.23%	424,793	1,002	0.94%
Federal funds sold	456,105	2,798	2.45%	2,444,877	6,279	1.03%
Investment securities	3,735,970	24,181	2.59%	1,836,398	10,086	2.20%
Other	502,817	15,385	12.24%	598,711	10,124	6.76%
Total interest-earning assets	12,026,887	$246,701	8.20%	11,778,091	$245,391	8.33%

Allowance for credit losses	(451,884)			(645,519)
Other assets	2,529,660			2,617,689

Total assets	$14,104,663			$13,750,261

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$9,069,702	$95,889	4.23%	$9,473,650	$114,896	4.85%
Borrowings	1,483,438	16,480	4.44%	1,243,237	18,816	6.05%
Total interest-bearing liabilities	10,553,140	$112,369	4.26%	10,716,887	$133,712	4.99%

Other liabilities	760,099			711,490
Total liabilities	11,313,239			11,428,377

Shareholders’ equity	2,791,424			2,321,884

Total liabilities and shareholders’ equity	$14,104,663			$13,750,261

Net Interest Income and Spread		$134,332	3.94%		$111,679	3.34%

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

Rate-Volume Variance Analysis

	Three months ended March 31,
	2005 vs. 2004
	Increase	Change due to (1)
(dollars in thousands)	(Decrease)	Volume	Rate

Interest Income
Loans receivable	$(14,497)	$21,719	$(36,216)
Federal funds sold	(3,481)	(7,733)	4,252
Investments and other securities	19,288	9,335	9,953
Total interest income	1,310	23,321	(22,011)

Interest Expense
Interest-bearing deposits	(19,007)	(4,754)	(14,253)
Borrowings	(2,336)	3,227	(5,563)
Total interest expense	(21,343)	(1,527)	(19,816)

Net Interest Income	$22,653	$24,848	$(2,195)

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

We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We combine quantitative factors (including customer risk scores, historical delinquency roll rates, historical credit loss rates, and other customer characteristics) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses. During 2004, we enhanced our estimation process by including segmentation that more prominently emphasize customer risk scores and age of accounts, as well as other risk factors, such as FICO® credit scores. This change in process has not had a material impact on our financial results or condition. When estimating future credit losses, we may give greater or lesser weight from time to time to these and other factors that we may use in the estimation process.

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

We recognize credit losses by charging off the principal balance no later than the last day of the calendar month in which the account becomes 180 days past due under the terms of the account agreement. Loans that have been restructured under our consumer debt management program are charged off no later than 120 days or 180 days after they become contractually past due, depending on an account’s delinquency status at the time it entered the consumer debt management program and its subsequent payment history. We recognize charge-offs for accounts of bankrupt and deceased customers generally within 30 days after notification of bankruptcy and 60 days after verification of death. We record current period principal recoveries on previously charged-off loans and proceeds from the sale of previously charged-off loans as a reduction to net credit losses.

Allowance for Credit Losses

	Three months ended March 31,
(dollars in thousands)	2005	2004
Balance at beginning of period	$599,703	$625,886
Provision for credit losses	60,845	88,852
Credit losses	(98,142)	(188,818)
Recoveries	17,702	42,890
Credit losses on loans held for securitization or sale(1)	(141,100)	—
Balance at end of period	$439,008	$568,810

Reported loans receivable at period end	$7,127,214	$6,191,078

Coverage ratios at period end	6.16%	9.19%

(1)          The decrease in allowance for credit losses of $141.1 million in the three months ended March 31, 2005 represents the allowance for credit losses that, together with the outstanding balances of the non-core, higher risk loans, was transferred to loans held for securitization or sale as part of the adjustment to the fair value of approximately $309.3 million.

The decrease in both the dollar amount of the allowance for credit losses and the coverage ratio (the allowance for credit losses as a percentage of reported loans receivable) as of March 31, 2005 compared to March 31, 2004 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations and the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005. As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our new marketing strategy, we may make adjustments that would result in further changes to the coverage ratio, which would impact our provision for credit losses.

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

As of March 31, 2005 and 2004, the total principal amount of securitized loans outstanding was $10.69 billion and $10.20 billion. For the three months ended March 31, 2005, servicing and securitization income was $225.6 million, a decrease of $0.5 million from $226.1 million for the three months ended March 31, 2004. Servicing and securitization income for the three months ended March 31, 2005 includes a $14.3 million charge from a decrease in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an increase in market discount rates.  The first quarter 2005 charge compares to a $57.2 million benefit in the same period of 2004 from an increase in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts. Changes in market discount rates are generally due to factors not within our control, such as changes in the U.S. economy, the current interest rate environment, and credit spread levels. More specifically, the reduction in the discount rates used during 2004 was due primarily to credit spread tightening in the debt capital markets. Offsetting the reduction in income related to changes in market discount rates, servicing and securitization income increased during the three months ended March 31, 2005, compared to the same period of 2004, due to increases in the valuation of our interest-only strips receivable resulting from increases in forecasted excess servicing, primarily due to lower forecasted credit losses.

Under the suppression methodology, we do not recognize income associated with the interest and fees on securitized loans that we estimate to be uncollectible as servicing and securitization income on the income statement or as due from securitizations on the balance sheet. In addition, servicing and securitization income is reduced by the reversal of accrued interest and fees included in due from securitizations (to the extent not previously suppressed) when the principal amount of a securitized loan is charged off. For the three months ended March 31, 2005 and 2004, the amounts of servicing and securitization income not recognized as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals were $95.4 million and $108.5 million.

In January 2005, we ceased serving as interim accounts owner of the portfolio of higher risk assets we sold in 2002, when we transferred ownership of such accounts to a third party accounts owner. Prior to January 2005 we served as interim accounts owner of such higher risk assets and recorded the related compensation received as servicing and securitization income. We do not expect the termination of the compensation we were receiving as interim accounts owner to have a material impact on our earnings.

Credit Product Fee Income.  Credit product fee income includes performance fees (late, overlimit, and returned check charges), annual membership fees, and cash advance and balance transfer fees, which are assessed in accordance with the terms of the customer’s account agreement. Annual membership and balance transfer fee revenue are recognized ratably over the customer privilege period, which is currently one year. Performance fees and cash advance fees are recognized when earned. Credit product fee income also includes revenue from cardholder service products billed annually, which is recognized ratably over the customer privilege period, revenue from cardholder service products billed monthly, which is recognized in the month it is billed, and revenue from interchange fees received from bankcard associations, which is based on the purchase activity of our credit card customers.

For the three months ended March 31, 2005, credit product fee income was $124.9 million, a decrease from the $149.1 million for the three months ended March 31, 2004. This decrease primarily reflects our transition to higher-quality credit card account originations, which resulted in lower late and overlimit fees and lower cardholder service product and annual membership fee revenue.

In accordance with GAAP, we capitalize direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense at the time we enter into the securitization. The amortization of capitalized loan origination costs, which is classified as a reduction to credit product fee income, totaled $6.2 million and $5.3 million for the three months ended March 31, 2005 and 2004.

Under the suppression methodology, we do not recognize fees on loans that we estimate to be uncollectible as credit product fee income on our income statement or as loans receivable on our balance sheet. In addition, credit product fee income is reduced by the reversal of accrued fees included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off. For the three months ended March 31, 2005 and 2004, the amounts of credit product fee income not recognized as a result of the suppression of estimated uncollectible fees and fee income reversals were $20.2 million and $27.6 million. The decrease in the amount of suppressed credit product fee income for the first quarter of 2005 as compared to the same period in 2004 is in line with the decrease in credit product fee income discussed above.

Other.  Non-interest income—other was $40.3 million and $11.5 million for the three months ended March 31, 2005 and 2004. The increase in non-interest income—other for the three months ended March 31, 2005 over the same period in 2004 was primarily due to the gain recognized on the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005. See Note 8 to our Consolidated Financial Statements for further discussion.

Non-Interest Expense

Non-interest expense includes salary and employee benefits costs; solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. The following table presents non-interest expense for the three months ended March 31, 2005 and 2004. Overall, the decrease in non-interest expense reflects our efforts to increase operational efficiency and reduce our infrastructure to an appropriate level.

Summary of Non-Interest Expense

	Three months ended March 31,
(dollars in thousands)	2005	2004
Salaries and employee benefits	$64,023	$81,480
Solicitation and advertising	63,437	52,571
Occupancy, furniture, and equipment	17,499	26,213
Data processing and communication	29,938	27,048
Other	86,091	78,694
Total non-interest expense	$260,988	$266,006
Less: solicitation and advertising	(63,437)	(52,571)
Total non-interest expense, excluding solicitation and advertising	$197,551	$213,435

Salary and employee benefits costs include staffing costs associated with marketing, customer service, collections, and administration. Since the second half of 2003, our outsourcing arrangements with Accenture, Computer Sciences Corporation and other service providers have contributed to a reduction in salaries and employee benefits expense, which has been partially offset by an increase in other non-interest expense.

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts and also include costs incurred to promote our products. Solicitation and advertising costs are expensed as incurred. Solicitation and advertising expense increased for the quarter ended March 31, 2005, compared to the same period in 2004, reflecting increases in our marketing and account solicitation activity and increased use of third party marketing service providers.

In connection with workforce reductions and the closure of facilities from time to time, we record charges related to employee severance, premises, equipment, and furniture lease expenses, fixed asset write-downs, and disposition costs. At March 31, 2005, we had remaining accruals of $14.0 million for costs expected to be paid in the future, primarily for premises, equipment, and furniture lease costs associated with property no longer in use. This amount included $1.3 million for accrued but unpaid costs associated with the closure of our facilities in Louisville, Kentucky in the first quarter of 2004 and $3.9 million and $5.8 million for costs associated with the closures of our San Antonio, Texas and Oakland, California facilities in the fourth quarter of 2004. In connection with the closure of our Louisville facilities, we also recognized $3.4 million of severance and fixed asset write-down expense during the first quarter of 2004.

Non-interest expense—other includes operational expenses such as collection costs, outsourcing services costs, fraud losses, and bankcard association assessments. Non-interest expense—other increased by $7.4 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to slight increases in outsourcing services costs and bankcard association assessments.

Income Taxes

We recognized income tax expense of $70.3 million and $49.9 million for the three months ended March 31, 2005 and 2004. Our effective income tax rates were 34.6% and 34.8% for the three months ended March 31, 2005 and 2004. The effective tax rates include federal and state components and reflect the utilization of tax credits generated from an existing investment in a limited liability entity that operates an alternative energy plant.

We have tax exposures relating to our assessment of tax liabilities in the ordinary course of business. We periodically assess our liabilities and contingencies for all years subject to potential tax audit based on the latest information available.  For matters where it is probable that an adjustment will be asserted, we record our best estimate of the entire amount of the tax liability (including related interest charges) related to such matters in our consolidated financial statements. Subsequent periodic assessments of our tax exposures that result in an increase or decrease to such tax liabilities are reflected in current period earnings.

Securitizations of Loans Receivable

A securitization is a financing transaction that provides liquidity and capital through the transfer of financial assets. Our securitizations involve the transfer of a pool of loans receivable to a securitization trust. The trust or other special-purpose entity through which asset-backed securities are issued meets the criteria under SFAS No. 140 for a qualifying special-purpose entity that is not consolidated in our financial statements. Our transactions qualify for sale treatment under GAAP and the loans receivable are removed from our balance sheet.

In a securitization, we authorize the trust to issue securities, called securityholders’ interests, backed by the loans receivable transferred to the trust. These securities represent undivided interests in the pool of loans receivable and the right to receive future collections of principal, interest, and fees on the receivables. We sell certain classes of these securities to third party investors, using various forms of credit enhancement so that these classes will receive credit ratings that allow them to be sold in underwritten offerings or private placements. In addition to the securityholders’ interests, the structure of the securitization creates certain other interests in the securitized pool of loans, which we retain, including a seller’s interest, interest-only strips receivable, spread accounts, and an accrued interest receivable. We also retain the securityholders’ interests not sold to investors and include them on our balance sheet.

We typically recognize a net gain from the initial sale of investor interests to third parties, due primarily to the release of the related allowance for credit losses and recognition of a gain from the interest-only strip receivable, which is partially offset by the recognition of a loss from discounts recognized in establishing the fair value of the retained subordinated interests. See “—Overview of Critical Accounting Policies.” During the three months ended March 31, 2005, we did not enter into any new securitization transactions.  During the period, we increased the invested amount of one of our variable funding series by $204.4 million, which was offset by a $247.7 million reduction in the invested amount of our other variable funding series. Excluding the benefit realized from the reduction to the allowance for credit losses, we recognized a gain related to such invested amount increase that did not materially impact our income statement. During the three months ended March 31, 2004, we securitized $914.6 million of loans receivable, which was offset by $1.05 billion from the repayment of certain series and a reduction in the invested amount of the variable funding series.  Excluding the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale, we recognized a loss of $14.1 million related to new securitizations during the three months ended March 31, 2004.

The total amount of securitized loans as of March 31, 2005 and December 31, 2004 was $10.69 billion and $10.73 billion. The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the securitized loans receivable, which retained interests were reported in due from securitizations at March 31, 2005 and December 31, 2004.

Due from Securitizations

(dollars in thousands)	March 31, 2005	December 31, 2004
Retained subordinated securityholders’ interests	$1,224,415	$1,251,254
Interest-only strips receivable	269,112	299,830
Spread accounts	247,526	246,195
Accrued interest receivable	325,371	352,817
Other(1)	179,261	116,218
Total due from securitizations	$2,245,685	$2,266,314

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

When making disclosures regarding our expected future performance, including those contained in this report, we disclose certain projected financial measures relating to expected performance on a managed basis. We develop such projections on a managed basis using managed financial information and do not in the normal course of business derive comparable GAAP projections. Developing such comparable GAAP projections would be unreasonably burdensome and, in the opinion of management, such comparable GAAP projections would not provide to the users of the financial information a significant benefit in understanding our expected future performance.

Reconciliation of Selected Reported Earnings
to Selected Managed Earnings

	Three months ended March 31,
(dollars in thousands)	2005	2004
		As Restated
Adjusted and Risk Adjusted Margins:
Reported
Interest income from loans	$203,403	$217,900
Allocated interest expense	(66,939)	(73,488)
Credit product fee income	124,906	149,144
Net credit losses	(80,440)	(145,928)
Adjusted margin	180,930	147,628
Servicing and securitization income	225,586	226,091
Other non-interest income	40,320	11,544
Risk adjusted margin(1)	446,836	385,263

Securitization Adjustments
Interest income from loans	$496,879	$505,056
Allocated interest expense	(80,638)	(59,854)
Credit product fee income	128,615	127,509
Net credit losses	(298,366)	(433,644)
Servicing and securitization income	(237,761)	(148,157)

Managed
Interest income from loans	$700,282	$722,956
Allocated interest expense	(147,577)	(133,342)
Credit product fee income	253,521	276,653
Net credit losses	(378,806)	(579,572)
Adjusted margin	427,420	286,695
Servicing and securitization income	(12,175)	77,934
Other non-interest income	40,320	11,544
Risk adjusted margin(1)	455,565	376,173

Net Interest Income:
Reported
Interest income from loans	$203,403	$217,900
Interest income from investments	43,298	27,491
Interest expense	(112,369)	(133,712)
Net interest income	134,332	111,679

Securitization Adjustments
Interest income from loans	$496,879	$505,056
Interest income from investments	(14,242)	(8,795)
Interest expense	(75,125)	(41,969)

Managed
Interest income from loans	$700,282	$722,956
Interest income from investments	29,056	18,696
Interest expense	(187,494)	(175,681)
Net interest income	$541,844	$565,971

(1)          Risk adjusted margin measures loan portfolio profitability by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. Risk adjusted margin consists of interest income plus non-interest income (including non-interest income—servicing and securitization and non-interest income—other) less interest expense allocated to loans and net credit losses. Therefore, this measure includes fluctuations from changes in the fair values of retained interests and non-recurring gains or losses included in non-interest income—other. To provide an ongoing measure of loan profitability that is not subject to such fluctuations we use adjusted margin.

Reconciliation of Selected Reported Financial Data
to Selected Managed Financial Data

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
			As Restated
Selected Financial Data:
Reported
Period End:
Delinquent loans	$224,632	$346,942	$325,241
Loans receivable	7,127,214	7,522,401	6,190,967
Total assets	14,046,732	14,344,539	13,449,772

Three-Month Average:
Loans receivable	$7,164,104	$6,935,564	$6,473,312
Earning assets	12,026,887	12,371,406	11,778,091
Total assets	14,104,663	14,340,248	13,750,261

Securitization Adjustments
Period End:
Delinquent loans	$708,784	$794,535	$902,075
Loans receivable	10,961,605	11,013,352	10,485,372
Total assets	9,292,832	9,292,832	8,780,517

Three-Month Average:
Loans receivable	$10,814,902	$10,928,190	$10,231,416
Earning assets	10,814,902	10,928,190	10,231,416
Total assets	9,139,498	9,134,339	8,648,072

Managed
Period End:
Delinquent loans	$933,416	$1,141,477	$1,227,316
Loans receivable	18,088,819	18,535,753	16,676,339
Total assets	23,339,564	23,637,371	22,230,289

Three-Month Average:
Loans receivable	$17,979,006	$17,863,754	$16,704,728
Earning assets	22,841,789	23,299,596	22,009,507
Total assets	23,244,161	23,474,587	22,398,333

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

Loan Performance Statistics

	Three months ended March 31,
	2005	2004
		As Restated
Reported
Net interest margin on average loans(1)	7.62%	8.92%
Net interest margin on average earning assets	4.47%	3.79%
Adjusted margin on average loans(2)	10.10%	9.12%
Risk adjusted margin on average loans(3) (4)	24.95%	23.80%
Return on average assets	3.77%	2.72%

Managed
Net interest margin on average loans(5)	12.30%	14.12%
Net interest margin on average earning assets	9.49%	10.29%
Adjusted margin on average loans(6)	9.51%	6.86%
Risk adjusted margin on average loans(4) (7)	10.14%	9.01%
Return on average assets	2.29%	1.67%

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

(4)          Risk adjusted margin measures loan portfolio profitability by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. Risk adjusted margin consists of interest income plus non-interest income (including non-interest income—servicing and securitization and non-interest income—other) less interest expense allocated to loans and net credit losses. Therefore, this measure includes fluctuations from changes in the fair values of retained interests and non-recurring gains or losses included in non-interest income—other. To provide an ongoing measure of loan profitability that is not subject to such fluctuations, we use adjusted margin.

(5)          Represents interest income, less interest expense, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

(6)          Represents interest income, less interest expense and net credit losses, plus credit product fee income on managed average loans receivable, expressed as a percentage of managed average loans receivable. Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

(7)          Represents interest income, less interest expense and net credit losses, plus non-interest income, expressed as a percentage of managed average loans receivable.  Interest expense is allocated to managed average loans receivable based on the ratio of managed average loans receivable to managed average earning assets.

Net Interest Margin.  Our reported net interest margin on average loans decreased to 7.62% for the first quarter of 2005, from 8.92% for the same period in 2004. Managed net interest margin on average loans decreased to 12.30% for the first quarter of 2005, from 14.12% for the same period in 2004. The yield on our reported loans receivable decreased to 11.36% for the first quarter of 2005, from 13.46% for the same period in 2004. The yield on managed loans receivable decreased to 15.58% for the first quarter of 2005, from 17.31% for the same period in 2004. The lower yields in the first quarter of 2005 are primarily a result of our continuing efforts to generate a higher-quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.  Additionally, the decline in yields reflects the impact of the sale of a portfolio of non-core, higher risk loans and the refinement of our interest accrual estimation process during the first quarter of 2005.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold and securities purchased under resale agreements, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our balance sheet. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets increased to 4.47% for the first quarter of 2005 from 3.79% for the same period in 2004. This increase primarily reflects the impact of lower interest expense due to decreased levels of deposit funding as compared to the first quarter of 2004, and lower interest rates paid on deposits. The managed net interest margin on average earning assets decreased to 9.49% for the first quarter of 2005 from 10.29% for the same period in 2004. This decrease primarily reflects the lower yields earned on our managed earning assets.

Adjusted Margin.  One of the ways we measure loan portfolio profitability is by comparing the revenue generated by customer accounts with the related funding costs and risk of loss. Adjusted margin consists of interest income plus non-interest income—credit product fee income less interest expense allocated to loans and net credit losses. This measure excludes non-interest income—servicing and securitization and non-interest income—other to provide an ongoing measure of loan profitability that excludes fluctuations from changes in the fair values of retained interests and non-recurring gains or losses. Adjusted margin is expressed in dollars or as a percentage of average loans receivable.

Reported adjusted margins for the first quarter of 2005 were $180.9 million and 10.10%, compared to $147.6 million and 9.12% for the first quarter of 2004. Managed adjusted margins for the first quarter of 2005 were $427.4 million and 9.51%, compared to $286.7 million and 6.86% for the first quarter of 2004. The increase in the reported and managed adjusted margins for the first quarter of 2005 is primarily due to a decrease in net credit losses, partially offset by lower yields and reduced fee income associated with our transition to higher-quality accounts.

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

We measure the credit performance of our portfolio of loans receivable through two key rates, the 30+ day delinquency rate and the net credit loss rate. The 30+ day delinquency rate on reported loans was 3.15% as of March 31, 2005, compared to 4.61% as of December 31, 2004 and 5.25% as of March 31, 2004. The 30+ day delinquency rate on managed loans was 5.16% as of March 31, 2005, compared to 6.16% as of December 31, 2004 and 7.36% as of March 31, 2004. The reported net credit loss rate was 4.49% for the three months ended March 31, 2005, compared to 9.02% for the three months ended March 31, 2004. The managed net credit loss rate was 8.43% for the three months ended March 31, 2005, compared to 13.88% for the three months ended March 31, 2004.

The improved performance over the past year in both our reported and managed 30+ day delinquency rates and our reported and managed net credit loss rates primarily reflects the impact of higher quality account originations and the sale of the portfolio of non-core, higher risk loans during the first quarter of 2005.

Improving the Quality of Our Loan Portfolio.  Our strategy is to originate new loans across the broad middle to prime market segments, focusing on the parts of these segments that we expect to be most profitable and creditworthy, with the goal of generating a higher-quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. We no longer market new accounts to higher risk segments of the market, which means that, consistent with the PNB Capital Plan, we do not originate accounts for consumers with FICO® credit scores below 600, as derived from information available on credit bureau reports. As a result, we have generated higher credit quality loans through our proprietary marketing program, which emphasizes the portion of the market we refer to as mainstream America, and through our partnership and co-branding marketing programs, which use highly targeted criteria to market our credit card products to creditworthy individuals associated with various groups and organizations.

To strengthen and extend our relationships with our best customers, we selectively provide product upgrades, improve pricing, and increase credit lines when appropriate. In addition, in March 2005 we sold a portfolio of non-core, higher risk credit card loans held by PNB with a carrying value of approximately $400 million at the date of sale, which had the effect of improving the credit quality mix of the assets remaining.

Credit and Collections Strategies and Policies. We employ a delinquency lifecycle strategy to manage delinquent accounts. This approach allows for targeted collection treatment based on the stage of delinquency of the account. This strategy is applied in combination with certain event-driven actions, consumer counseling, and consumer debt management education. We believe this facilitates management and collector accountability for, and ownership of, collection results.

We have also initiated a number of changes in risk management and credit and collections policies and practices that are consistent with regulatory guidance and industry practice. These changes have had an impact on the age classification of delinquent account balances, the timing of principal charge-offs, and our procedures for investigating fraud losses, as discussed in our 2004 Annual Report. Our continuing review of risk management and credit and collections operations could lead to further modifications.

Delinquencies.  An account is contractually delinquent if the required minimum payment is not received by the next due date. Accountholders may cure account delinquencies by making a partial payment that qualifies under our re-aging practices and applicable regulatory requirements. The delinquency rate is derived by dividing loans receivable that are 30 days or more past due at period end by loans receivable at period end.

Reported 30+ day delinquency rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans in the securitization trust declines, will generally also increase our reported 30+ day delinquency rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the securitized loans currently have higher delinquency rates than our reported loans receivable. As a result, short-term fluctuations in the reported 30+ day delinquency rate are not necessarily a reliable indicator of trends in our asset quality.

Delinquent Loans

	March 31, 2005		December 31, 2004
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding	$7,127,214	100.00%	$7,522,401	100.00%
Loans delinquent
30–59 days	$72,377	1.02%	$109,014	1.45%
60–89 days	52,116	0.73%	80,152	1.06%
90 or more days	100,139	1.40%	157,776	2.10%
Total loans delinquent	$224,632	3.15%	$346,942	4.61%

Securitized
Loans outstanding(1)	$10,961,605		$11,013,352
Loans delinquent
30–59 days	$200,858		$244,041
60–89 days	157,898		182,531
90 or more days	350,028		367,963
Total loans delinquent	$708,784		$794,535

Managed
Loans outstanding	$18,088,819	100.0%	$18,535,753	100.00%
Loans delinquent
30–59 days	$273,235	1.51%	$353,055	1.90%
60–89 days	210,014	1.16%	262,683	1.42%
90 or more days	450,167	2.49%	525,739	2.84%
Total loans delinquent	$933,416	5.16%	$1,141,477	6.16%

(1)                                  Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on our balance sheet.

Net Credit Losses. We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Allowance and Provision for Credit Losses.” After a loan is charged off, we continue collection activity to the extent legally permissible. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period principal recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on the principal portion of previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge-off trends, market conditions, and credit loss performance targets for the period. The proceeds recognized from such sales of charged-off receivables on a reported basis were $5.9 million for the three months ended March 31, 2005, as compared to $26.8 million for the three months ended March 31, 2004. The proceeds recognized from such sales of charged-off receivables on a managed basis were $19.4 million for the three months ended March 31, 2005, as compared to $68.3 million for the three months ended March 31, 2004. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense after an investigation period of up to 90 days.

Net credit loss rates are derived by dividing net credit losses by average loans receivable balances for a specified period. While net credit losses include only the principal balance associated with charged-off loans, loans receivable balances include accrued interest and fee balances estimated to be collectible as well as principal balances. This results in a lower net credit loss rate than would be determined if loans receivable balances included only principal balances. Managed net credit losses include reported net credit losses plus the principal amount of securitized loans charged off less principal recoveries (including proceeds from the sale of charged-off receivables) related to securitized loans.

Reported net credit loss rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding series. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of an outstanding series of securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans in the securitization trust declines, will generally also increase our reported net credit loss rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the securitized loans currently have higher net credit loss rates than our reported loans receivable. As a result, short-term fluctuations in the reported net credit loss rate are not necessarily a reliable indicator of trends in our asset quality.

Net Credit Losses

	Three months ended March 31,
(dollars in thousands)	2005	2004

Reported
Average loans outstanding	$7,164,104	$6,473,312
Net credit losses	$80,440	$145,928
Net credit losses as a percentage of average loans outstanding	4.49%	9.02%

Securitized
Average loans outstanding(1)	$10,814,902	$10,231,416
Net credit losses	$298,366	$433,644

Managed
Average loans outstanding	$17,979,006	$16,704,728
Net credit losses	$378,806	$579,572
Net credit losses as a percentage of average loans outstanding	8.43%	13.88%

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Our loans receivable accrue interest at rates that are either fixed or float at a spread above the prime rate. At March 31, 2005, 51.1% of our reported loans receivable and 63.5% of our managed loans receivable had interest rates that were floating. In calculating such percentages, we do not include balances subject to a promotional offer that bear fixed rates during the term of the promotional offer. While our non-promotionally priced fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Repricing of our fixed and floating rate credit card receivables may be limited by competitive and other pressures beyond our control and by credit risk considerations. Interest rates on our liabilities are generally indexed to the London Interbank Offered Rate (“LIBOR”) or bear a fixed rate. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

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

The following table illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at March 31, 2005, using our interest rate risk model and taking into consideration our current hedging activity as of March 31, 2005. Our analysis compares estimated managed net interest income over 12 months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points. Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed and floating rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of March 31, 2005, we modeled the repricing behavior of our fixed rate credit card loans based on an amortization schedule which results in approximately 50% of the original balance being repriced by the 15th month. The repricing of certain assets and liabilities may be limited by competitive and other pressures beyond our control and by credit risk considerations. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table below should be viewed as our estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

Estimated Effects of Interest Rate Changes

Change in Interest Rates	Percentage Change in Managed Net Interest Income
+ 200 basis points	2.9%
- 200 basis points	(3.3)%

The information shown above is presented on a consolidated managed asset/liability basis, which includes the interest rate sensitivity of net interest income from securitized loans and the impact of derivative instruments. We do not in the normal course of business derive comparable interest rate sensitivity of net interest income on a reported basis. In the opinion of management, such comparable projections on a reported basis would not provide a significant benefit in understanding our expected future performance. In addition, the projections above do not include the impact of interest rate changes on non-interest income. Non-interest income—servicing and securitization can be subject to significant impacts to the extent that interest rate changes affect the market discount rate assumptions used in valuing our retained interests in securitizations. Sensitivities of the current fair value of our retained securitization interests to changes in key securitization assumptions, including the market discount rate, are presented in Note 9 of our Consolidated Financial Statements.

We generally seek to mitigate risks to net interest income and capital arising from movements in interest rates. The main tools we use to manage our interest rate sensitivity are investment decisions, pricing decisions on our loans receivable, and, when deemed appropriate, derivatives, including interest rate swap and cap agreements. We do not trade our derivative positions or use derivatives to speculate on interest rate movements, and we believe our use of such instruments is prudent and consistent with industry standards.

Notional Amounts of Interest Rate Swap Agreements

	Three months ended March 31,
(dollars in thousands)	2005	2004
Beginning balance	$2,369,800	$288,200
Additions	387,500	—
Maturities	—	—
Ending balance	$2,757,300	$288,200

Notional amounts of interest rate swaps outstanding on March 31, 2005 increased from March 31, 2004, primarily as the need for hedging increased due to the continued trend toward more loans priced at floating rates, while deposit funding remained at fixed rates. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels. As required by SFAS No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the value of the item being hedged.

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

The following table reflects our current debt ratings and those of PNB. In January 2005, Moody’s Investors Service upgraded its ratings outlook for our debt ratings (Providian Financial Corporation) from stable to positive.

Current Long-Term Senior Debt Ratings

	Standard & Poor’s(1)	Moody’s Investors Service	FitchRatings(1)
Providian Financial Corporation	B	B2 (1)	B+
Providian National Bank	BB-	Ba3 (2)	BB-

(1)                      Positive outlook.

(2)                      Stable outlook.

During the first quarter of 2005, consistent with the PNB Capital Plan, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) decreased slightly by $32.7 million from $4.79 billion at December 31, 2004 to $4.75 billion at March 31, 2005. Our liquidity position at March 31, 2005 was approximately 34% of our reported assets and 20% of our managed assets.

Under the capital assurances and liquidity maintenance agreement we entered into with PNB, we agreed to provide capital and liquidity support to it. Our agreement with PNB to provide capital and liquidity support exempts certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the 9.525% junior subordinated deferrable interest debentures due February 1, 2027. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreement. See “Regulatory Matters” in our 2004 Annual Report for a description of the capital assurances and liquidity maintenance agreement.

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at March 31, 2005 was 115%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash investments and dividends from PNB. In December 2004, PNB sought and received approval from its primary regulator to make an in-kind dividend to us of certain retained interests, which had a carrying value of $230.6 million, in PNB’s securitizations. If PNB seeks to make future dividends it must first obtain regulatory consent. There can be no assurance that such consent, if sought, will be obtained. In addition, if we are required to provide additional capital and liquidity support to PNB, our ability to service our parent company debt obligations would be further limited.

Funding Sources and Maturities.  We seek to fund our assets by diversifying our distribution channels and offering a variety of funding products. However, our ability to fund existing and future customer loans is currently dependent on four primary sources: customer deposits, securitizations, a portfolio of cash and liquid investment securities, and debt issuances.

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

For the remainder of the year (April 1, 2005 through December 31, 2005), we have funding requirements for maturing deposits of $2.04 billion, maturing third party securityholder interests in securitizations of $2.67 billion, and maturing debt of $343.3 million. Of the $2.67 billion of maturing securitizations, $400.0 million represents the third party securityholders’ interests in a variable funding series that is scheduled to begin amortizing in November 2005, unless the revolving period of the series is extended. We expect to extend the revolving period of such variable funding series for a period of approximately 12 months in November 2005. We anticipate that we will meet our funding requirements for the remainder of the year, along with any incremental asset growth in 2005, by extending the revolving period of such variable funding series, issuing new securitization series, utilizing our liquidity position, and accepting new deposits. We may also generate additional funding by issuing common stock, including issuances under a dividend reinvestment and direct stock purchase plan, or by issuing new debt securities. Although we have been successful in meeting our funding needs, future events or changes affecting us or the markets in which we obtain our funding could adversely affect our ability to continue to fund our business.

Deposits.  Deposits decreased to $9.07 billion as of March 31, 2005 from $9.47 billion as of December 31, 2004. At March 31, 2005, PNB’s deposits were covered by cash, liquid investments, and a risk-adjusted portion of on-balance sheet loans, as contemplated by its Capital Plan. We expect PNB to continue to maintain assets of sufficient quality on its balance sheet to fully cover its deposits. However, there can be no assurance that it will be successful in doing so.

The following table summarizes the remaining contractual maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	March 31, 2005			December 31, 2004
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$270,162	$458,104	$728,266	$426,487	$535,562	$962,049
Over three months through one year(1)	662,560	1,398,184	2,060,744	691,961	1,379,516	2,071,477
Over one year through five years(2)	1,564,828	3,832,324	5,397,152	1,566,844	3,942,294	5,509,138
Over five years	760	556,915	557,675	7,568	526,000	533,568
Deposits without contractual maturity	324,346	—	324,346	394,772	—	394,772
Total deposits	$2,822,656	$6,245,527	$9,068,183	$3,087,632	$6,383,372	$9,471,004

(1)          At March 31, 2005, maturities of total deposits over three months through one year by quarter were as follows: third quarter 2005: $702.3 million; fourth quarter 2005: $613.2 million; first quarter 2006: $745.2 million.

(2)          At March 31, 2005, maturities of total deposits over one year through two years were $2.68 billion.

A bank that is below the well-capitalized levels as reported on its Call Reports is subject to ceilings on rates paid for deposits and restrictions on accepting brokered deposits. A bank that is adequately capitalized is restricted from accepting brokered deposits without a waiver from the Federal Deposit Insurance Corporation and may not pay a rate on its deposits that is more than 75 basis points higher than the prevailing rate in its market. As of March 31, 2005, capital ratios for PNB were above the well-capitalized levels on a Call Report basis. PNB has exceeded the well-capitalized level since March 31, 2002. Accordingly, these restrictions on deposit taking activities do not currently apply to PNB.

Securitizations. Securitization of our loans receivable provides an important source of funding that is cost effective and beneficial in achieving the required levels of capital established by our regulators. We seek a range of maturity terms in our securitizations.

Among our outstanding securitizations we have two variable funding series, one with a two-year revolving period, and one with a one-year revolving period. The two-year revolving variable funding series, which has a commitment amount of $500.0 million, was issued in August 2004. The one-year revolving variable funding series, which was issued in November 2004 and replaced a previous variable funding series, has a commitment amount of $1.00 billion. Securitization funding from third party securityholders under our variable funding series totaled $630.0 million as of March 31, 2005 and December 31, 2004. We expect to extend the revolving period of our one-year revolving variable funding series for another 12 months in November 2005. If the revolving period of such series is not extended in November 2005, it will begin to amortize and we would expect the amortization of investor interests held by third parties to take one month, based on current assumptions and estimates. Similarly, we expect to extend the revolving period for our two-year revolving variable funding series in August 2006. If the revolving period of such series is not extended, it will begin to amortize in August 2006 and we would expect the amortization of investor interests held by third parties to take approximately two months, based on current assumptions and estimates.

Our term securitizations have expected final payment dates ranging from two to seven years from the time of original issuance. No new term securitizations were issued in the first quarter of 2005. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of March 31, 2005.

Amortization of Term Securitizations

(dollars in thousands)	Amount Amortizing
2005	$2,273,017
2006	3,434,157
2007	2,443,704
2008	511,954

The amount funded in our spread accounts may change from time to time, depending on securitizations outstanding and spread account funding triggers. The level of spread account funding required by these triggers is generally determined by the performance of the securitized loans, although certain of our outstanding transactions have a spread account trigger based on PNB’s credit rating. At March 31, 2005, the funds on deposit in spread accounts totaled $261.5 million, all of which was required to be funded based on levels resulting from downgrades in PNB’s credit rating in 2001 and 2002. The spread account funding requirements based on such PNB credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. If the performance of the loans transferred to our securitization trust were to deteriorate, spread account funding requirements could be triggered based on the performance of the securitized loans, resulting in an overall increase in spread account funding.

Unsecured Funding Facilities. The following table summarizes the amounts outstanding under our unsecured funding facilities as of March 31, 2005.

Summary of Unsecured Funding Facilities

	March 31, 2005
(dollars in thousands)	Effective/ Issue Date	Facility Amount(1)	Principal Outstanding(2)	Maturity
Providian Financial shelf registration(3)	6/98	$632,445	$1,372,664	Various
Junior subordinated deferrable interest debentures(4)	2/97	—	109,281	2/27

(1)          Represents remaining unused registered amount on the shelf registration. Funding availability and/or funding costs and ability to issue securities using the shelf registration are subject to market conditions, contractual provisions and other factors.

(2)          Amounts presented do not include related discount and/or issuance costs.

(3)          Outstanding securities issued under the shelf registration consist of four issuances of convertible senior notes with earliest possible required principal payment dates beginning in August 2005, February 2006, May 2008, and March 2011. In addition, we may be required to redeem these notes prior to their maturity following a change of control or a fundamental change, as defined in the related indenture supplements. See Note 12 to our Consolidated Financial Statements for further discussion.

(4)          In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), amounts previously reported as capital securities are no longer included in our consolidated financial statements. We now report junior subordinated deferrable interest debentures in long-term borrowings. See Note 12 to our Consolidated Financial Statements for further discussion.

Our 4.00% convertible senior notes totaling $287.5 million due May 15, 2008 are convertible at the option of the holders at the conversion rate of 76.8758 shares of our common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock) if specified conditions are met. During the first quarter of 2005, the specified market price condition for conversion of our 4.00% convertible senior notes was satisfied, as our common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 of the last 30 trading days of the quarter. As a result, the 4.00% convertible senior notes are convertible during the second quarter of 2005. See Note 12 to our Consolidated Financial Statements for further discussion.

The principal source of funds for the payment of any dividends on our common stock is dividends received from PNB. However, our Board of Directors has suspended the payment of quarterly cash dividends on our common stock, and PNB has agreed with its primary regulator that it will not declare or pay any dividends without such regulator’s consent. In December 2004, PNB sought and received approval from its primary regulator to make an in-kind dividend to us of certain retained interests, which had a carrying value of $230.6 million, in PNB’s securitizations. If PNB seeks to make future dividends it must first obtain regulatory consent. There can be no assurance that such consent, if sought, will be obtained. See “Regulatory Matters” in our 2004 Annual Report.

Investments.  We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities increased by $65.7 million during the first quarter of 2005 to $4.14 billion as of March 31, 2005, with a corresponding decrease in federal funds sold and securities purchased under resale agreements of $43.0 million, from $440.4 million as of December 31, 2004 to $397.4 million as of March 31, 2005, as we elected to maintain a larger investment in commercial paper and other short-term securities.

Off-Balance Sheet Arrangements

Financial Commitments. Significant commitments at March 31, 2005 consisted of commitments to extend credit card loans, which represent the total unused portions of the lines of credit available to customers. These amounts do not necessarily represent future cash requirements, as we do not expect to experience circumstances under which all of our customers will borrow the entire line of credit available to them at the same time. Further discussion of these commitments is included in Note 11 to our Consolidated Financial Statements.

Our securitizations represent off-balance sheet arrangements. We use qualifying special-purpose entities as defined by SFAS No. 140 for our securitizations and account for the transactions as sales. See “—Securitizations of Loans Receivable” and Note 9 to our Consolidated Financial Statements for further discussion.

We enter into derivative financial instruments to reduce the risk of interest rate fluctuations that may result from differences in repricing characteristics between interest-earning assets and interest-bearing liabilities. We use interest rate risk management instruments, including interest rate swap and cap agreements, for this purpose. As of March 31, 2005, we had interest rate swap agreements with maturities ranging from 2005 to 2016, and we had no interest rate cap agreements. See “—Interest Rate Sensitivity” and Note 14 to our Consolidated Financial Statements for further discussion.

We are also a party to and from time to time enter into agreements that contain provisions regarding minimum payment commitments, including agreements in connection with technology maintenance, consulting, outsourcing and co-marketing services. These provisions typically require us to make minimum payments to other parties, as specified in the agreements, which are not necessarily contingent upon the amounts or levels of services provided to us under the agreements. We do not currently expect any of these minimum payment commitments to have a material impact on our consolidated financial statements, but we cannot give any assurance that they will not have such an effect.

Guarantees. In January 2003, we entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. One of the series has since been repaid. The amount of the pledged collateral at March 31, 2005 was $13.6 million, which is held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with the remaining series.

In connection with the interest rate swap agreements discussed above in “—Financial Commitments,” we pledged collateral to interest rate swap counterparties totaling $34.4 million at March 31, 2005.

In August 2002, through a wholly owned limited liability entity, we sold our investment in an alternative energy plant. In connection with the sale, we guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. Our guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At March 31, 2005, the maximum guaranteed amount was $27.8 million, based on actual payments made.

We are also a party to and from time to time enter into agreements that contain general indemnification provisions, primarily in connection with asset sale agreements and service contracts, including the purchase and sale agreement referred to in the preceding paragraph. We cannot estimate the potential future impact of these indemnification provisions, since that would require an assessment of claims not yet made. Based on historical experience, we do not currently expect the risk of loss under these indemnification provisions to have a material adverse effect on our financial condition or our results of operations, but we cannot give any assurance that they will not have such an effect.

See Note 11 to our Consolidated Financial Statements for further discussion of our guarantee obligations.

Variable Interest Entities. In December 2003, the FASB issued a revision of FIN 46, which superseded the original guidance issued in January 2003. Under FIN 46, a company is required to consolidate a variable interest entity (“VIE”) if its interest in the VIE is such that it will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if any.  See Note 10 to our Consolidated Financial Statements for further discussion.

Capital Adequacy

We continue to manage our capital levels with the dual objectives of having sufficient capital to support the achievement of our business plan and meeting regulatory capital requirements. During the three months ended March 31, 2005, we continued to focus our capital planning on meeting or exceeding regulatory minimum levels of capital and supporting anticipated growth. We determine our regulatory minimum levels of capital from two primary sources: capital adequacy regulations that apply generally to banks, and the PNB Capital Plan, which lays out capital goals for PNB.

PNB’s capital ratios on a Call Report basis as of March 31, 2005 are set forth in the following table:

PNB Capital Ratios on Call Report Basis

Capital Ratio	Calculation	PNB Ratios
Total risk-based	(Tier 1 + Tier 2)/Total risk-based assets	25.25%
Tier 1	Tier 1/Total risk-based assets	23.03%
Leverage	Tier 1/Adjusted average assets	25.39%

PNB’s capital ratios reflect the application of banking regulations that, among other things, require the amount of credit-enhancing interest-only strips receivable that exceed 25% of Tier 1 Capital (concentration limit) to be deducted from Tier 1 Capital; and requiring “dollar-for-dollar” risk-based capital (as defined in the regulations) for certain residual interests not deducted from Tier 1 Capital. As of March 31, 2005, PNB’s interest-only strips receivable represented 8.23% of Tier 1 Capital, which is below the 25% concentration limit in the regulation. However, PNB does hold “dollar-for-dollar” risk-based capital against approximately $1.27 billion in residual interests from its securitizations, which include the accrued interest receivable related to securitized loans.

Further, applying PNB’s methodology for implementing the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”), as of March 31, 2005, this methodology resulted in a weighted average risk weighting of 133% against PNB’s reported standard and middle market segment loans receivable, which totaled approximately $3.99 billion on such date. These risk weightings are subject to change depending on conditions in our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding in the standard and middle market segment portfolios totaled approximately $14.94 billion as of March 31, 2005.

The following table summarizes PNB’s capital ratios and goals under its Capital Plan.

PNB Capital Ratios
Under PNB Capital Plan

		Actual
	Capital Plan Goals	March 31, 2005	December 31, 2004
Total risk-based capital ratio, as reported on PNB Call Report	10%	25.25%	22.72%

Total risk-based capital ratio, after application of Subprime Guidance	10%	22.22%	19.47%

PNB’s capital ratios improved during the first quarter of 2005 primarily as a result of the sale of the portfolio of non-core, higher risk loans held by PNB.

PNB’s future capital ratios will depend on, among other things, the level of internally generated capital as well as the level of loan growth, changes in loan mix, and the level of retained subordinated interests related to our securitization activity. Growth in reported receivables, combined with changes in the levels and valuations of spread accounts and other retained subordinated interests related to our securitizations, may result in changes in PNB’s risk-based capital ratios as reported on its Call Report and after applying the Subprime Guidance. PNB continues to work to reduce the level of its retained subordinated interests in its securitizations. Subject to ongoing review and updates of its Capital Plan and the potential impact of evolving regulatory standards, we expect that PNB will continue to achieve the capital goals in its Capital Plan. PNB will be updating its Capital Plan on a rolling two-year basis pursuant to the terms of PNB’s written agreement with its primary regulator. We expect the updated plan to be consistent with our strategic objectives of measured and profitable receivables growth and improving credit quality, while continuing our focus on maintaining strong capital and liquidity.

PNB’s capital requirements are subject to qualitative judgments by its regulators with respect to components, risk weightings, and other factors. Its banking regulators have the authority to require PNB to adhere to higher capital requirements than those specified in the regulatory capital rules or its Capital Plan. This could necessitate increasing capital ratios by various means, including asset sales or equity issuances. In addition, the strategic initiatives that we have taken, and any that we may take in the future, could have an impact on PNB’s capital ratios and requirements.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. We also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates, and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit, or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; year-end adjustments; changes in accounting rules, policies, or assumptions or in the interpretation or application of such rules, policies, or assumptions; changes to or the restatement of prior period financial statements or results as the result of accounting errors or other circumstances; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described in our 2004 Annual Report under the heading “Risk Factors” and are also described in other parts of our 2004 Annual Report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

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

During the quarter ended March 31, 2005, the Company took steps to address the control deficiencies arising from the error described in Management's Report on Internal Control Over Financial Reporting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), including adoption of the preferable method of accounting for estimating the value of interest-only strips and restating the Company’s financial statements for the affected periods.  Management believes that these actions, as well as the other corrective actions described in the Company’s 2004 Annual Report, taken as whole, have addressed the control deficiencies arising from the error described in the 2004 Annual Report.

Other than the actions mentioned above, there has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Following the announcement in October 2001 of our third quarter 2001 delinquency and credit loss experience, two shareholder derivative actions were filed, in December 2001 and January 2002, in California state court in San Francisco. These actions generally sought redress against members of our Board of Directors and certain executive officers and alleged breach of fiduciary duty, gross negligence, breach of contract, and violation of state insider trading law. These actions were settled for $1 million, which was funded under our insurance policies, and the settlement was approved by the Court in January 2005. However, coverage of these actions by the affected insurer is subject to a reservation of rights by such insurer to contest coverage, and the reservations of rights claim has not yet been resolved.

In February 2001, we were named as a defendant in a putative consumer class action suit entitled Ross v. Visa U.S.A.Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws. The suit also alleges that the defendant banks violated the Truth-in-Lending Act by failing to separately identify these surcharges to their customers on their monthly statements. Similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss. In July 2003, the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The plaintiffs’ motion for class certification was granted in October 2004. Various motions challenging this order and others are pending before the court. This case remains in the discovery phase.

In January 2004, a state court putative class action, Ventura v. Providian National Bank, was filed in Orange County, California, alleging that PNB’s minimum payment calculation results in improper overlimit fees and that its payment posting practices result in improper interest charges and late fees.  The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief. In February 2004, a state court putative class action, Marotta v. Providian National Bank, was filed in Orange County, California, alleging that plaintiffs’ annual percentage rates were improperly increased without proper notice. The complaint alleges a single breach of contract claim and seeks damages, attorneys’ fees, and other relief. Both cases are in the preliminary discovery phase.

In November 2004, we, along with seven other banks, Visa, and MasterCard, were named as defendants in an antitrust lawsuit alleging anti-competitive practices, American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al.  The litigation arises from the Department of Justice’s successful antitrust suit against Visa and MasterCard challenging the associations’ rules prohibiting member banks from issuing American Express or Discover cards. All defendants filed motions to dismiss the complaint. In April 2005 the court denied some portions of these motions but reserved rulings on other portions.

We have been advised that an individual has made a claim against us and one of our vendors, alleging that we and/or the vendor received discounted bulk mail postage rates from the U.S. Postal Service on certain mailings between 1997 and 2001 that were not eligible for the discounted rates.  The allegations involve claims that such mailings were not eligible for bulk mail postage rates because requirements relating to the updating of mailing lists were not satisfied.  If we were not entitled to receive the discounted rates, we could be subject to treble damages, penalties, and other relief.  The Civil Division of the Department of Justice is working with the U.S. Postal Service to investigate these allegations and to determine whether to pursue the matter. We have received a subpoena from the U.S. Postal Service and have provided documents in response to the subpoena.

In February 2005, PNB was named as a defendant in Koskey v. CompuCredit Corporation and Providian National Bank, et al., a putative class action filed in Los Angeles Superior Court which arises out of certain changes in the terms of customer account agreements, including increases to interest rates, relating to certain higher risk loans that were sold by PNB in 2002 and thereafter serviced by CompuCredit.  The plaintiffs allege that the changes were not adequately disclosed and that customers were not given the opportunity to reject the increased interest rates. The putative class is purported to consist of all accountholders whose balances plaintiffs allege were transferred from PNB to CompuCredit. We have not yet answered the complaint.

In addition, we are commonly subject to various other pending and threatened legal actions arising in the ordinary course of business from the conduct of our activities.

Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the legal proceedings that we currently face or that additional proceedings will not be brought. We believe that we have substantive defenses in the actions and claims described above, and we intend to defend those actions and claims vigorously. We also establish reserves for expected future litigation exposures that we determine to be both probable and reasonably estimable. However, an informed assessment of the ultimate outcome of pending lawsuits and potential claims is not feasible in many cases, and we cannot predict the potential future impact of pending lawsuits and potential claims on us. While we do not presently expect these matters to have a material adverse effect on our business, financial condition, or results of operations, we can give no assurance that they will not have such an effect.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company currently has no share repurchase programs in place. The following table sets forth information, on a monthly basis during the first quarter of 2005, regarding the Company’s acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
January 1-31	176,795	16.46	N/A	N/A
February 1-28	155,995	17.29	N/A	N/A
March 1-31	—	—	N/A	N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The 2005 Annual Meeting of Stockholders of the Company was held on May 5, 2005.

(b)                                 The following directors were elected at such meeting:

James P. Holdcroft, Jr.

Ruth M. Owades

Jane A. Truelove

The following directors continued their term of office after such meeting:

John L. Douglas

Richard D. Field

Robert J. Higgins
Francesca Ruiz de Luzuriaga

F. Warren McFarlan

Joseph W. Saunders

(c)                                  The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld

James P. Holdcroft, Jr.	241,808,002	9,776,153
Ruth M. Owades	241,364,144	10,220,011
Jane A. Truelove	246,648,096	4,936,059

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Approval of the Material Terms of the Amended and Restated Management Incentive Plan	240,409,604	8,823,451	2,351,100	—

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2005	239,839,239	10,235,804	1,509,112	—

No other matter was voted upon at such meeting.

Item 5.  Other Information

In April 2005, the Company filed its CEO certification with the Pacific Exchange pursuant to PCX Equities, Inc. Rule 5.3(m).

Item 6.  Exhibits

Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

(For the three months ended March 31, 2005, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case excluding interest on deposits, was 12.81; and the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case including interest on deposits, was 2.80.)

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

Providian Financial Corporation
(Registrant)

Date: May 10, 2005	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: May 10, 2005	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.