Form 10-Q
period 2005-06-30
PROVIDIAN FINANCIAL CORP
filed 2005-08-09
CIK 1035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒     No  ☐

As of July 31, 2005, there were 294,793,109 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PROVIDIAN FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$208,406	$272,397
Federal funds sold and securities purchased under resale agreements	1,297,965	440,351
Investment securities:
Available-for-sale, at market value (amortized cost of $3,414,517 at June 30, 2005 and $4,083,634 at December 31, 2004)	3,405,749	4,072,695
Loans receivable	6,866,451	7,522,401
Less allowance for credit losses	(421,537)	(599,703)
Loans receivable, net	6,444,914	6,922,698

Due from securitizations	2,409,731	2,266,314
Deferred taxes	—	30,185
Premises and equipment, net	46,116	52,640
Interest receivable	53,164	57,807
Other assets	212,982	229,452
Total assets	$14,079,027	$14,344,539

Liabilities
Deposits:
Non-interest bearing	$43,525	$53,398
Interest bearing	8,761,279	9,417,606
	8,804,804	9,471,004

Short-term borrowings	343,058	342,080
Long-term borrowings	1,130,623	1,119,278
Accrued expenses and other liabilities	720,131	702,648
Total liabilities	10,998,616	11,635,010

Shareholders’ Equity
Common stock, par value $0.01 per share (authorized: 800,000,000 shares; issued: June 30, 2005—295,656,876 shares; December 31, 2004—293,980,878 shares)	2,957	2,940
Retained earnings	3,112,408	2,735,223
Cumulative other comprehensive income	(5,477)	(6,833)
Common stock held in treasury—at cost (June 30, 2005—921,680 shares; December 31, 2004—479,464 shares)	(29,477)	(21,801)
Total shareholders’ equity	3,080,411	2,709,529
Total liabilities and shareholders’ equity	$14,079,027	$14,344,539

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data) (unaudited)	2005	2004	2005	2004
		As Restated		As Restated
Interest Income
Loans	$231,841	$209,621	$435,244	$427,521
Federal funds sold and securities purchased under resale agreements	3,773	1,826	6,571	8,105
Other	41,312	26,962	81,812	48,174
Total interest income	276,926	238,409	523,627	483,800

Interest Expense
Deposits	96,415	106,746	192,304	221,642
Borrowings	16,407	16,257	32,887	35,073
Total interest expense	112,822	123,003	225,191	256,715

Net interest income	164,104	115,406	298,436	227,085

Provision for credit losses	96,386	182,017	157,231	270,869

Net interest income (loss) after provision for credit losses	67,718	(66,611)	141,205	(43,784)

Non-Interest Income
Servicing and securitization	308,076	259,834	533,662	485,925
Credit product fee income	129,565	137,064	254,471	286,208
Other	8,530	4,360	48,850	15,904
	446,171	401,258	836,983	788,037
Non-Interest Expense
Salaries and employee benefits	67,125	70,048	131,148	151,528
Solicitation and advertising	64,312	65,410	127,749	117,981
Occupancy, furniture, and equipment	16,724	22,026	34,223	48,239
Data processing and communication	29,505	27,050	59,443	54,098
Other	46,564	74,559	132,655	153,253
	224,230	259,093	485,218	525,099
Income before income taxes	289,659	75,554	492,970	219,154
Income tax expense	64,348	25,640	134,638	75,573
Net income	$225,311	$49,914	$358,332	$143,581

Earnings per common share—basic	$0.77	$0.17	$1.23	$0.50

Earnings per common share—assuming dilution	$0.67	$0.16	$1.08	$0.46

Weighted average common shares outstanding—basic (000)	291,381	288,355	291,291	288,246

Weighted average common shares outstanding—assuming dilution (000)	346,467	332,647	346,310	325,230

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Common Stock Held in Treasury	Total

Balance at December 31, 2003 (See Note 4)	$2,908	$—	$2,321,414	$(12,480)	$(15,425)	$2,296,417
Comprehensive income:
Net income, as restated			143,581			143,581
Change in unrealized gain (loss) on securities, net of income tax benefit of $5,749				(8,806)		(8,806)
Total comprehensive income, as restated						134,775

Purchase of 52,244 common shares for treasury					(663)	(663)
Exercise of stock options and other awards	7	(5,611)	8,590		3,161	6,147
Issuance of restricted and unrestricted stock less forfeited shares	6	7,775			(90)	7,691
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $3,856		(3,835)				(3,835)
Net tax effect from employee stock plans		1,671				1,671
Balance at June 30, 2004, as restated	$2,921	$—	$2,473,585	$(21,286)	$(13,017)	$2,442,203

Balance at December 31, 2004	$2,940	$—	$2,735,223	$(6,833)	$(21,801)	$2,709,529
Comprehensive income:
Net income			358,332			358,332
Change in unrealized gain (loss) on securities, net of income tax expense of $815				1,356		1,356
Total comprehensive income						359,688

Purchase of 503,591 common shares for treasury					(8,627)	(8,627)
Exercise of stock options and other awards and conversion of convertible senior notes	11	(8,905)	18,853			9,959
Issuance of restricted and unrestricted stock less forfeited shares	6	8,368			951	9,325
Deferred compensation related to grant of restricted and unrestricted stock less amortization of $5,895		(3,429)				(3,429)
Net tax effect from employee stock plans		3,966				3,966
Balance at June 30, 2005	$2,957	$—	$3,112,408	$(5,477)	$(29,477)	$3,080,411

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
(dollars in thousands) (unaudited)	2005	2004
		As Restated
Operating Activities
Net income	$358,332	$143,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	157,231	270,869
Depreciation and amortization of premises and equipment	9,374	19,267
Amortization of net loan acquisition costs	12,672	10,640
Amortization of prepaid broker fees	11,933	14,452
Amortization of deferred compensation related to restricted and unrestricted stock	5,895	3,856
Decrease in deferred income tax benefit	33,542	68,327
Increase in deferred income tax liability	78,102	—
Decrease (increase) in interest receivable	4,643	(6,617)
Gain on sale of higher risk loan portfolio	(36,846)	—
Net decrease in other assets	3,798	11,360
Net (decrease) increase in accrued expenses and other liabilities	(61,317)	63,918
Net cash provided by operating activities	577,359	599,653

Investing Activities
Net cash used for loan originations and principal collections on loans receivable	(562,678)	(636,581)
Net increase (decrease) in securitized loans	614,184	(262,234)
Net proceeds from sale of higher risk loan portfolio	305,893	—
Increase in due from securitizations	(143,417)	(2,616)
Purchases of available-for-sale investment securities	(4,834,108)	(5,790,600)
Proceeds from maturities and sales of available-for-sale investment securities	5,499,053	4,386,238
(Increase) decrease in federal funds sold and securities purchased under resale agreements or similar arrangements	(857,614)	2,681,190
Net purchases of premises and equipment	(2,850)	(1,751)
Net cash provided by investing activities	18,463	373,646

Financing Activities
Net decrease in deposits	(670,266)	(1,102,612)
Repayment of short-term borrowings	—	(108,828)
Proceeds from and accretion on long-term borrowings	9,121	278,020
Purchase of treasury stock	(8,627)	(663)
Proceeds from exercise of stock options and conversion of convertible senior notes	9,959	6,147
Net cash used by financing activities	(659,813)	(927,936)

Net (Decrease) Increase in Cash and Cash Equivalents	(63,991)	45,363
Cash and cash equivalents at beginning of period	272,397	544,554
Cash and cash equivalents at end of period	$208,406	$589,917

See Notes to Consolidated Financial Statements.

Providian Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited consolidated financial statements for the three and six months ended June 30, 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. See Note 4 to Consolidated Financial Statements, “Restatement of Prior Periods Presented.” In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparability, certain prior period amounts have been reclassified.

Note 2.  Pending Merger

On June 6, 2005, the Company announced that it had entered into an agreement to merge with Washington Mutual, Inc., in a stock and cash transaction valued at approximately $6.45 billion. In the proposed merger, the Company would merge with and into Washington Mutual, with Washington Mutual continuing as the surviving corporation. Washington Mutual is a retailer of financial services that provides a diversified line of products and services to consumers and commercial clients and currently operates more than 2,400 retail banking, mortgage lending, commercial banking and financial services offices throughout the nation.

Subject to the terms and conditions of the merger agreement, shareholders of the Company will receive consideration based on a fixed exchange ratio of 0.45 Washington Mutual common shares (the “Exchange Ratio”) for each Providian common share. The merger consideration will be paid 89 percent in stock and 11 percent in cash. The stock consideration will be determined by multiplying the Exchange Ratio by 0.89, and the cash consideration will be determined by multiplying the Exchange Ratio by the product of 0.11 and the average closing price of Washington Mutual common stock for the 10 trading days immediately preceding completion of the merger.

The merger is expected to be completed in the fourth quarter of 2005 and is subject to approval by the Company’s shareholders and regulatory approvals. Shareholders of record as of August 1, 2005 will be eligible to vote on the Company’s proposed merger with Washington Mutual at a special meeting of shareholders called for that purpose, scheduled to occur on August 31, 2005.

In connection with the proposed merger transaction, Washington Mutual has filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) containing the definitive proxy statement/prospectus for the shareholders of Providian.

Note 3.  Stock-Based Employee Compensation

The Company has elected to account for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Because the exercise price of the Company’s employee stock options is the fair market value of the underlying stock on the grant date, the Company recognizes no compensation expense at the time of the grant. For grants of restricted shares of common stock, the market value of the restricted shares at the grant date is amortized over the vesting period and classified as non-interest expense. For grants of unrestricted shares of common stock, the market value of the unrestricted shares at the grant date is recognized in the period the shares are granted and classified as non-interest expense. The Company does not recognize compensation expense related to its employee stock purchase plan (the “ESPP”), because the plan qualifies as a non-compensatory plan under APB Opinion No. 25.

The following table reflects, for the three and six months ended June 30, 2005 and 2004, the stock-based employee compensation costs arising out of the restricted and unrestricted stock grants that are included in reported net income. It also reflects on a pro forma basis the Company’s net income and earnings per common share with and without dilution, as if compensation costs for stock options (including rights to purchase common stock under the ESPP for offering periods beginning prior to January 1, 2005) had been recorded based on their fair value at the grant date under the Company’s stock-based employee compensation plans, consistent with the provisions of SFAS No. 123. The pro forma compensation expense reflects the fair value of the stock options amortized to expense over the vesting period of the grant, which is generally three years.

Effective January 1, 2005, the Company modified the terms of its offerings under the ESPP, so that the duration of each offering period is six months and the purchase price of the common stock is 95% of the fair market value of the stock on the last day of the offering period. As a result of these changes, the rights to purchase common stock under the ESPP for offering periods beginning on or after January 1, 2005 are not required to be, and have not been, included in the pro forma compensation expense calculation. Prior to these changes, each ESPP offering period had a duration of 12 months, and the purchase price of the common stock was the lesser of 85% of the fair market value of the stock on the first day of the offering period and 85% of the fair market value of the stock on the last day of the offering period.

Stock-Based Employee Compensation Cost and
Pro Forma Net Income and Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
		As Restated		As Restated

Restricted and unrestricted stock amortization, net-of-taxes, included in net income, as reported(1)	$1,848	$1,280	$3,682	$2,333
Net income, as reported	225,311	49,914	358,332	143,581
Deduct: Pro forma stock-based employee compensation expense determined under fair value method, net-of-taxes(2)	3,117	3,974	6,604	9,294
Pro forma net income(1)	$222,194	$45,940	$351,728	$134,287
Net income per common share:
As reported—basic	$0.77	$0.17	$1.23	$0.50
As reported—assuming dilution(3)	$0.67	$0.16	$1.08	$0.46
Net income per common share:
Pro forma—basic	$0.76	$0.16	$1.21	$0.47
Pro forma—assuming dilution(3)	$0.66	$0.15	$1.06	$0.43

(1)	The Company uses the straight-line method for recognizing compensation cost for fixed awards with pro rata vesting.
(2)	The pro forma stock-based employee compensation expenses include the effects of an expense reduction for unvested stock options that have been forfeited.
(3)

Amounts reflect the effect of adopting EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”) in the third quarter of 2004. See Note 17 to Consolidated Financial Statements

The fair values of the stock options granted under the Company’s stock incentive plans and, for offering periods beginning prior to January 1, 2005, the rights to purchase common stock under the ESPP have been estimated at the grant date or purchase date using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike employee stock options, have no vesting restrictions, are fully transferable, and generally have shorter terms. The Black-Scholes option pricing model requires the use of assumptions, including estimates with respect to the risk-free interest rate, expected dividend yield, expected stock option life, and expected price volatility of the underlying stock. Because the Company’s employee stock-based awards have characteristics significantly different from those of traded options, and because changes in the assumptions used can materially affect their valuation, the valuations derived under the Black-Scholes option pricing model are only estimates of fair value and are not intended to predict values ultimately realized by the employees who received the stock-based awards.

During the first quarter of 2005, the Company refined its methodology for estimating the expected volatility assumption used in determining the fair values of its employee stock options. Expected volatility represents management’s estimate of expected fluctuations in the Company’s stock price over the estimated life of the stock options. Prior to 2005, the Company estimated expected volatility by taking into account the expected life of its stock options and the historical volatility of its stock price, as adjusted for unusual, Company-specific fluctuations. As a result of the modification in the first quarter of 2005, the Company now takes into account the expected life of its stock options and both historical and implied volatility (the volatility assumption inherent in the market prices of a company’s traded options); specifically, the historical volatility of the Company’s stock price, as adjusted for unusual, Company-specific fluctuations, and the implied volatility of the stock price, determined from the market prices of the Company’s traded options. The impact of this modification for options granted during the second quarter of 2005 was to reduce expected volatility from 38% to 22%, which resulted in a lower fair value than if the Company’s previous estimation methodology had been used. This reduction did not have a material impact on the Company’s pro forma financial results presented in the table above.

During the first quarter of 2005, the Company also updated its expected stock option life assumption from 4 years to 4.5 years, based on changes to the estimated weighted average term between the option grant date and the estimated option exercise date, and giving consideration to the vesting period of the award and the effect of employees’ historical exercise and post-vesting employment termination behavior. This change in the expected stock option life assumption did not have a material impact on the Company’s pro forma financial results presented in the table above.

Note 4.  Restatement of Prior Periods Presented

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

The following table presents the effects of the restatement for the correction of these errors on the Company’s consolidated statements of income for the three and six months ended June 30, 2004.

Restatement Adjustments (Unaudited)

(dollars in thousands, except per share data)	Three months ended June 30, 2004	Six months ended June 30, 2004

Interest income—other	$(3,300)	$(5,567)
Net interest income	(3,300)	(5,567)

Servicing and securitization income	(28,382)	(39,029)
Total non-interest income	(28,382)	(39,029)

Net decrease in income from continuing operations before income taxes	(31,682)	(44,596)
Income tax expense	(11,892)	(16,739)

Net decrease in net income	$(19,790)	$(27,857)

Net decrease in earnings per common share—basic	$(0.07)	$(0.10)

Net decrease in earnings per common share—assuming dilution	$(0.06)	$(0.08)

Note 5.  Recently Issued Accounting Pronouncements

Stock-Based Compensation.   In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach to accounting for stock-based compensation in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all costs related to stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair value of such compensation, so that pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the SEC delayed the compliance date for SFAS No. 123(R) so that the effective date of SFAS No. 123(R) for the Company is now January 1, 2006. As permitted by SFAS No. 123(R) for companies transitioning to the new standard, the Company intends to apply the provisions of SFAS No. 123(R) as of January 1, 2006 on a modified prospective basis to both new awards and the unvested portions of past awards based on their grant date fair values. The Company is in the process of assessing the impact of the adoption of SFAS No. 123(R).

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

Earnings per Share—an Amendment of FASB Statement No. 128.   In its effort to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings per Share—an Amendment of FASB Statement No. 128,” which, if adopted, would require that contracts containing an option to settle in cash or stock be assumed to settle in stock for purposes of calculating diluted earnings per share. The Company understands that the FASB plans to issue a final statement on this proposal during the first quarter of 2006. The Company’s zero coupon convertible senior notes provide such an option to the Company in the event that holders of the notes exercise certain rights to require the Company to repurchase their notes. See Note 13 to Consolidated Financial Statements for further discussion. The Company has the unilateral right to amend the indenture supplement governing the zero coupon notes to eliminate the Company’s right to settle note repurchases in stock and currently intends to enter into such an amendment if the proposal becomes effective. If the proposal in its current form had been in effect in the second quarter of 2005, it would have impacted the Company’s diluted earnings per share calculation for the six months ended June 30, 2005 by requiring the inclusion of an additional 27,529,968 shares related to these notes, and would have also required that the Company restate its diluted earnings per share for prior periods for purposes of comparability. The impact on diluted earnings per share would be partially offset by the add-back of related debt interest expense to net income under the if-converted method. If the proposal becomes effective, the Company intends to amend the indenture supplement governing the zero coupon notes so that, under the terms of the current Exposure Draft, the Company would not be required to include the additional shares in its diluted earnings per share calculation.

Note 6.  Interest and Fee Income Recognition

Interest on loans is charged on each customer’s billing cycle date based on the amount of loans outstanding and their contractual annual percentage rates. The Company recognizes only the estimated collectible portion of accrued interest and fees—see discussion regarding its suppression methodology below. Interest income recognized by the Company that has been billed to the customer is included in loans receivable or in due from securitizations on the Company’s consolidated statements of financial condition. Accrued interest income recognized by the Company that has not yet been billed to the customer is reported in interest receivable or in due from securitizations on the Company’s consolidated statements of financial condition. The Company estimates the unbilled portion of interest on customer accounts for the month from the customer’s billing cycle date to the end of the month. During the first quarter of 2005, the Company refined its interest accrual estimation process for the unbilled portion of interest on customer accounts by calculating the daily interest at the account level based on account balances segmented by annual percentage rate and billing cycle date. The one-time impact of this change was to reduce, in the first quarter of 2005, reported and managed interest revenue by $4.4 million and $16.6 million and reported and managed net interest margins by 25 basis points and 37 basis points.

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

During the three and six months ended June 30, 2005 and 2004, the amount of interest and fees not recognized as income as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals was as follows:

Suppression of Interest and Fee Income

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Loan interest income	$16,197	$20,174	$32,160	$37,410
Credit product fee income	16,992	28,757	37,168	56,360
Servicing and securitization income	89,612	103,766	185,014	212,272
Total	$122,801	$152,697	$254,342	$306,042

Note 7.  Investment Securities

The Company maintains short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents.

Federal funds sold totaled $1.30 billion at June 30, 2005 and $440.4 million at December 31, 2004. There were no securities purchased under resale agreements outstanding at June 30, 2005 or December 31, 2004.

The Company’s available-for-sale investment securities portfolio is composed of treasury obligations, government sponsored agency securities, mortgage-backed securities, commercial paper, auction rate securities, and other securities consisting primarily of asset-backed securities. A significant portion of the portfolio is either issued or backed by a government sponsored agency or a fully government guaranteed agency. The mortgage-backed securities are in the form of floating rate collateralized mortgage obligations, adjustable rate pass-through securities, or fixed rate pass-through securities. The auction rate securities are in the form of taxable student loan backed debt securities and money market preferred equity securities eligible for dividends received deductions. All of the securities in the portfolio have an investment grade credit rating, with a large majority having an AAA/Aaa rating. Fluctuations in general market conditions will translate into fluctuations in the price of the securities. Reductions in the value of these securities stem from changes in market conditions, and not necessarily from any intrinsic value deterioration. The Company has the ability to hold those securities that currently have a loss on an ongoing basis until recovery or maturity without any material detriment to the liquidity of the portfolio. At June 30, 2005, the Company had an unrealized loss of $8.6 million on investments with an amortized cost of $890.0 million that had a continuous unrealized loss position for 12 months or more. At December 31, 2004, the Company had an unrealized loss of $2.4 million on investments with an amortized cost of $215.0 million that had a continuous unrealized loss position for 12 months or more.

Summary of Available-for-Sale Investment Securities

	June 30, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value
United States Treasury and federal agency bonds	$970,006	$—	$1,468	$6,254	$962,284
Mortgage-backed securities	385,967	731	189	2,346	384,163
Commercial paper	506,726	—	491	—	506,235
Auction rate securities	704,150	874	18	—	705,006
Other	847,668	872	478	1	848,061
Total investment securities available-for-sale	$3,414,517	$2,477	$2,644	$8,601	$3,405,749

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Market Value
United States Treasury and federal agency bonds	$975,004	$—	$7,750	$—	$967,254
Mortgage-backed securities	444,066	1,213	11	2,447	442,821
Commercial paper	1,210,152	—	1,815	—	1,208,337
Auction rate securities	645,800	536	—	—	646,336
Other	808,612	307	972	—	807,947
Total investment securities available-for-sale	$4,083,634	$2,056	$10,548	$2,447	$4,072,695

No investment securities were sold during the three and six months ended June 30, 2005 and the three months ended June 30, 2004. During the six months ended June 30, 2004, investment securities with an amortized cost of $112.9 million were sold at a net realized loss of $0.5 million, which includes gross gains of $0.1 million and gross losses of $0.6 million. Realized gains and losses were calculated using the specific identification method.

Note 8.  Loans Receivable

The Company has credit risk on loans to the extent that borrowers fail to repay amounts owed and such amounts are not recovered through collections procedures. At June 30, 2005, the Company had no significant regional domestic or foreign concentrations of credit risk.

Note 9.  Asset Sales

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

Note 10.  Securitization or Sale of Receivables

The Company periodically securitizes pools of its loans receivable and issues asset-backed securities in underwritten offerings and private placements through trusts or other special-purpose entities that meet the requirements for sale treatment. At June 30, 2005 and December 31, 2004, the Company’s securitization program had $11.42 billion and $10.73 billion of securityholders’ interests outstanding, of which $9.91 billion and $9.29 billion were held by third parties. The Company retains the remaining interests in the loans receivable transferred in its securitizations and includes them on its statement of financial condition.

The Company’s securitization transactions create undivided interests in the pool of loans and establish securityholders’ interests (asset-backed investor securities), a seller’s interest, interest-only strips receivable, and spread accounts. Securityholders’ interests consist of various classes of investor interests ranked by seniority. Certain classes of securityholders’ interests, which are supported by various forms of credit enhancement and generally include the senior classes, are sold to third party investors. When the Company enters into a securitization transaction, it receives cash proceeds from the sale of securities to third parties, removes the securitized loans and related allowance for credit losses from its statement of financial condition, and records the retained interests in the transaction. The Company typically recognizes a net gain on sale from the securitization, due primarily to the release of the related allowance for credit losses and recognition of an interest-only strip receivable, which is partially offset by discounts recognized for the retained subordinated interests.

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

Spread accounts are cash reserve accounts that can be called upon to fund payments to securitization investors and credit enhancers in the event their share of cash flows is insufficient to cover the required amounts due. Spread accounts are generally funded through excess cash flows if cash flows fall below specified levels or other trigger events occur during the term of a securitization. The cash in a spread account is released to the Company if the investor securities enhanced by the spread account are repaid or there are otherwise excess amounts in the spread account. The spread accounts are recorded at estimated fair value in due from securitizations on the Company’s statement of financial condition.

The retained securityholders’ interests are securities measured at fair value and included on the Company’s statement of financial condition in due from securitizations. The retained subordinated securityholders’ interests consist primarily of non-interest bearing beneficial interests that are repaid when no longer required to provide credit enhancement for senior classes. At the origination of a securitization, the Company recognizes these assets at their allocated carrying value. Generally, the allocated carrying value is less than the face value of the security, and the difference is recorded as a reduction to non-interest income—servicing and securitization. At the same time, the Company recognizes the fair value of these assets. The Company’s existing retained securityholders’ interests have been classified as held for trading, and the difference between their allocated carrying values and their fair values at the time of origination is recorded in non-interest income—servicing and securitization. The Company measures fair value by estimating cash flows that are discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

When the securityholders’ interests are reduced through amortization or termination, or through a reduction in the invested amount of the Company’s variable funding conduit facilities, the seller’s interest is increased. This results in the recognition of an allowance for credit losses related to the increase in reported loans receivable. Typically, this increase in the allowance for credit losses is the only significant earnings impact resulting from such reductions in securityholders’ invested interests.

The Company typically recognizes a net gain from the initial sale of investor interests to third parties, due primarily to the release of the related allowance for credit losses and recognition of a gain from the interest-only strip receivable, which is partially offset by the recognition of a loss from discounts recognized in establishing the fair value of the retained subordinated interests. During the three and six months ended June 30, 2005, the Company securitized loans receivable by increasing the invested amounts of its variable funding conduit facilities by $1.43 billion and $1.63 billion, which were offset by reductions of $691.7 million and $939.3 million from the repayment of certain term series and reductions in the invested amounts of its variable funding conduit facilities. Excluding the benefit realized from the reduction to the allowance for credit losses, the Company recognized gains of $18.2 million and $21.3 million related to such increases in the invested amount during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, the Company securitized $802.5 million and $1.72 billion of loans receivable, which were offset by $920.8 million and $1.97 billion from the repayment of certain term series and a reduction in the invested amount of its variable funding conduit facilities. Excluding the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale, the Company recognized a gain of $7.6 million and a loss of $6.5 million related to new securitizations during the three and six months ended June 30, 2004.

Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the three months ended June 30, 2005 and 2004 reduced non-interest income—servicing and securitization by $26.7 million and $44.2 million. The impact of further adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $17.9 million and $19.9 million during the three months ended June 30, 2005 and 2004.  Adjustments to record the allocated carrying value of new retained securityholders’ interests at the time of sale during the six months ended June 30, 2005 and 2004 reduced non-interest income—servicing and securitization by $27.4 million and $97.5 million. The impact of further adjusting these assets from allocated carrying value to fair value increased non-interest income—servicing and securitization by $18.4 million and $37.6 million during the six months ended June 30, 2005 and 2004.

The following table presents key economic assumptions used in the initial measurement of the fair values of the retained subordinated interests for securitizations entered into during the six months ended June 30, 2005 and 2004.

Securitization Initial Measurement Assumptions

	Six months ended June 30,
	2005	2004
		As Restated
Payment rate(1)	8.4%	6.5%
Expected net credit loss rate	11.1%	16.2%
Weighted average loans receivable life (in years)(2)	0.5	0.6
Discount rate(3)	6.2%-20.0%	6.8%-20.0%
Average interest rate margin for third party investors(4)	0.81%	0.50%

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

(3)

Discount rate assumptions vary based on the relative risk of cash flows, which includes factors such as the level of subordination, the projected repayment term, and the credit risk of the securitized loans. The discount rate assumption used for retained securityholders’ interests ranged from 6.2% to 8.0% and 6.8% to 10.0% during the six months ended June 30, 2005 and 2004. The discount rate assumption used for interest-only strips receivable was 20.0% during the six months ended June 30, 2005 and 2004.

(4)

The interest rates paid to third party investors in a term securitization with variable rates is based on this margin plus the London Interbank Offered Rate (LIBOR). The interest rates paid to third party investors in the Company’s fixed rate term securitizations are based on this margin plus the relevant term swap rate at the time of pricing. The interest rates paid to conduit asset-backed investors that participate in the variable funding conduit facilities are generally based on a commercial paper rate.

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

During the revolving period of a securitization, no principal payments are made to the investors. Instead, monthly collections of principal allocated to investors, and other amounts treated as principal collections, to the extent not used to fund principal amounts due other investors, are used to fund the purchase of replacement loans receivable, and the Company recognizes additional interest-only strips receivable when this occurs. In addition, to the extent the amount of the excess servicing cash flows received in a month differs from the amount estimated in establishing the related interest-only strip receivable, the Company recognizes servicing and securitization income or loss.

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

The following table summarizes the retained subordinated securityholders’ interests in the Providian Gateway Master Trust as of June 30, 2005 and December 31, 2004.

Summary of Retained Subordinated Securityholders’ Interests

in the Providian Gateway Master Trust

(dollars in thousands)	June 30, 2005	December 31, 2004
Retained subordinated securityholders’ interests
Face value	$1,515,919	$1,437,806
Discount	(149,293)	(186,552)
Fair value	$1,366,626	$1,251,254

Weighted average remaining term (months)	16	25

The changes in net unrealized gains or losses on retained subordinated securityholders’ interests included in earnings consisted of gains of $46.5 million and $22.6 million for the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, the changes in net unrealized gains or losses on retained subordinated securityholders’ interests included in earnings consisted of gains of $58.8 million and $104.9 million. These unrealized gains or losses are recognized in non-interest income—servicing and securitization.

Valuations of retained subordinated securityholders’ interests, interest-only strips receivable, and spread accounts require the Company to use judgment in selecting discount rates, estimating future cash flows, assessing current economic conditions, and assuming the outcome of future events. Generally, the Company discounts retained subordinated securityholders’ interests and spread accounts using a defined methodology that, to the extent possible, is based on observable market interest rates and credit spreads that approximate rates on other investments. Retained subordinated securityholders’ interests are discounted at rates that reflect the level of subordination, the projected repayment term (which in the case of interest-only strips receivable is determined under the accounting method described above), and the credit risk of the securitized loans. Spread account valuations are determined through a discounted cash flow analysis based on projected repayments of spread account balances to the Company.

The following table presents the fair value (carrying value, net of any discounts) of the Company’s retained interests in the securitized loans, which retained interests were reported in due from securitizations at June 30, 2005 and December 31, 2004.

Due from Securitizations

	June 30,	December 31,
(dollars in thousands)	2005	2004
Retained subordinated securityholders’ interests	$1,366,626	$1,251,254
Interest-only strips receivable	299,862	299,830
Spread accounts	251,697	246,195
Accrued interest receivable	324,905	352,817
Other(1)	166,641	116,218
Total due from securitizations	$2,409,731	$2,266,314

(1)          Amounts consist primarily of funds deposited in the trust collection account and not yet distributed.

The key economic assumptions used in valuing retained interests and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at June 30, 2005 are presented in the following table.

Securitization Sensitivities

(dollars in thousands)	Discount Rate	Expected Net Credit Loss Rate	Payment Rate
Current assumptions	6.2%-20.0%	10.9%	8.5%
Impact on fair value of:
10% adverse change	$(17,473)	$(50,166)	$(17,026)
20% adverse change	$(34,707)	$(99,811)	$(31,839)

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

The following table summarizes certain cash flows received from or paid in respect of securitizations:

Securitization Cash Flows

	Six months ended June 30,
(dollars in thousands)	2005	2004
Proceeds from new securitizations(1)	$1,505,844	$1,400,000
Proceeds from collections allocated to securityholders’ interests(1)	5,035,308	4,416,718
Servicing fees received	156,087	147,960
Net cash flows received on retained interests	455,335	435,108
Principal paid in respect of maturing securitizations(1)	(891,660)	(1,662,234)

(1)          Cash flows received from or paid in respect of third party securityholders’ interests. Amounts include increases and decreases in invested amounts of variable funding conduit facilities.

Note 11. Consolidation of Variable Interest Entities

In December 2003, the FASB issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which superseded the original guidance issued in January 2003. Under FIN 46, a company is required to consolidate a variable interest entity (“VIE”) if its interest in the VIE is such that it will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if any. The Company has applied FIN 46 to Providian Capital I, its wholly owned trust that issued preferred securities. See Note 13 to Consolidated Financial Statements for further discussion.

Because the Company’s securitizations are structured using qualifying special-purpose entities, as defined in SFAS No. 140 and FIN 46, the Company’s securitization trusts are not required to be consolidated under FIN 46. The Company has an equity interest in a special-purpose entity related to one of its securitization transactions and has determined that the entity is a VIE and that the Company is not the primary beneficiary. As such, the entity does not meet the requirements for consolidation by the Company under FIN 46. As of June 30, 2005, the Company’s total investment in this entity was $30.1 million, which represents the Company’s maximum loss exposure, and the estimated total assets of the entity were approximately $51.0 million.

The Company also has equity interests in various limited partnerships. The Company has determined that the limited partnerships are VIEs and that the Company is not the primary beneficiary. As such, these entities do not meet the requirements for consolidation by the Company under FIN 46. As of June 30, 2005, the Company’s total investment in limited partnerships was $24.3 million, which, combined with $4.8 million of remaining contractual funding commitments under these investments, represents the Company’s maximum loss exposure, and the estimated total assets of these entities were approximately $439.8 million.

Note 12.  Commitments, Guarantees, and Contingencies

Commitments.   A loan commitment is an agreement to lend to a customer up to a prescribed maximum amount, subject to the customer’s compliance with the account agreement. The Company can reduce or cancel a credit card commitment by providing the required prior notice to the customer, or without notice if permitted by law. The unfunded commitment represents the total unused portion of the line of credit available to the customer. The Company has not experienced, and does not expect that it will experience, circumstances under which all of its customers will borrow the entire line of credit available to them at the same time. Therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Total unfunded commitments at June 30, 2005 and December 31, 2004 were $29.63 billion and $29.10 billion.

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

Guarantees.   In January 2003, the Company entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. In exchange for the insurer agreeing to a reduction in the base rate used for calculating the excess spread early amortization event for the two series, the Company pledged $30.0 million to be held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with these transactions. The pledge agreement remains in effect until the investor securities and all amounts owing to the insurer with respect to the two series are paid. In accordance with the pledge agreement, the pledged collateral was reduced when one of the series was repaid in September 2003. The remaining amount of the pledged collateral at June 30, 2005 was $13.6 million. The remaining series related to the pledge has an expected final payment date in September 2005. The Company does not currently expect that performance under this pledge will be required.

In addition, the Company has entered into interest rate swap arrangements to manage its interest rate risk exposure. See Note 15 to Consolidated Financial Statements for further discussion. In connection with these agreements, the Company pledged collateral to interest rate swap counterparties totaling $34.4 million at June 30, 2005.

In August 2002, the Company, through a wholly owned limited liability entity, sold its investment in an alternative energy plant. Through the limited liability entity, the Company had received certain tax credits and tax deductions. In connection with the sale of the plant to a third party, the Company guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. The Company’s guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At June 30, 2005, the maximum guaranteed amount was $31.0 million, based on actual payments made.

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

Note 13.  Long-Term Borrowings

Long-term borrowings consist of borrowings having a remaining maturity of one year or more. The following table summarizes the Company’s long-term borrowings at June 30, 2005 and December 31, 2004.

Summary of Long-Term Borrowings

(dollars in thousands)	June 30, 2005	December 31, 2004
Zero coupon convertible senior notes maturing in 2021(1)	$469,383	$460,180
4.00% convertible senior notes maturing in 2008	287,392	287,500
2.75% convertible cash to accreting senior notes maturing in 2016	277,200	277,200
9.525% junior subordinated deferrable interest debentures maturing in 2027	109,281	109,281
	1,143,256	1,134,161
Less unamortized issuance costs	12,633	14,883
Total long-term borrowings	$1,130,623	$1,119,278

(1)            Amounts include the accreted portion of a yield to maturity of 4.00% per year.

Convertible Senior Notes

During the second quarter of 2005, the specified market price condition for conversion of the Company’s 4.00% convertible senior notes was satisfied, as the Company’s common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 of the last 30 trading days of the second quarter of 2005. As a result, the 4.00% convertible senior notes are convertible during the third quarter of 2005. See further discussion of the notes below.

The following summarizes the terms of the Company’s convertible senior notes outstanding at June 30, 2005:

Summary of Convertible Senior Notes

	3.25%(1)	Zero Coupon(2)	4.00%		2.75%
Original issuance amount	$402.5 million	$884.0 million	$287.5 million		$277.2 million
Issuance date	August 2000	February 2001	May 2003		March 2004
Maturity date	August 15, 2005	February 15, 2021	May 15, 2008		March 15, 2016
Conversion rate(3)	14.4892 shares/ $1,000 note principal	6.2240 shares/ $1,000 note principal	76.8758 shares/ $1,000 note principal		58.7941 shares/ $1,000 note principal
Conversion price (per share of common stock)	$69.02	$85.66 (accreted conversion price)	$13.01		$17.01
Conversion trigger price under market price condition	N/A	$94.23 (110% of accreted conversion price)	$14.31 (110% of conversion price	)	$20.41 (120% of conversion price)

(1)          At June 30, 2005, the amount of 3.25% convertible senior notes outstanding of $343.3 million is due in one year or less and has been classified as a short-term borrowing.

(2)          At time of issuance, the original principal amount at maturity was $884.0 million. The conversion rate is based on principal amount at maturity of the zero coupon convertible senior notes.

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

The Company’s 3.25% convertible senior notes are convertible into shares of the Company’s common stock at the option of the holders, at the conversion rate noted above, at any time prior to their maturity or their redemption or repurchase by the Company. The Company’s zero coupon, 4.00%, and 2.75% convertible senior notes are convertible into shares of the Company’s common stock at the option of the holders, at the conversion rates noted above, under circumstances specified in the respective indenture supplements, including the following:

•                  Satisfaction of a market price condition, such that the price of the Company’s common stock equals or exceeds a certain percentage of the conversion price (or accreted conversion price, in the case of the zero coupon convertible senior notes) for at least 20 of the last 30 trading days of the preceding calendar quarter (at least 20 of the 30 trading days prior to conversion, in the case of the zero coupon convertible senior notes) (applicable to zero coupon, 4.00%, and 2.75% convertible senior notes);

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

•                  The occurrence of certain corporate events (applicable to zero coupon and 4.00% convertible senior notes); and

•                  The occurrence of specified corporate distributions or the occurrence of a fundamental change, as defined in the related indenture supplement, or the announcement of a redemption of the notes by the Company (applicable to 2.75% convertible senior notes).

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

Conversions of the 4.00% and 2.75% convertible senior notes will be settled in shares of the Company’s common stock, except under certain circumstances related to the trading price condition, when conversions may be settled in cash, common stock, or a combination of both. Conversions of the zero coupon, 4.00%, and 2.75% convertible senior notes may also be settled in cash, common stock, or other property upon the occurrence of certain corporate events, as specified in the related indenture supplements. The Company may also be required to purchase the 2.75% convertible senior notes for cash and pay an additional make whole premium payable in the Company’s common stock upon the repurchase or conversion of the notes in connection with the occurrence of a fundamental change, as defined in the related indenture supplement. In addition, contingent interest is required to be paid to holders of the 4.00% and 2.75% convertible senior notes if certain conditions are met.

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

In accordance with FIN 46 (see Note 11 to Consolidated Financial Statements), the Company has determined that the Providian Capital I trust is a VIE and that the Company is not the primary beneficiary. The Company adopted the provisions of FIN 46 with respect to this trust and deconsolidated it effective July 1, 2003. At June 30, 2005, the Company reported $109.3 million in junior subordinated deferrable interest debentures related to the preferred securities in long-term borrowings and the Company’s equity investment in the trust of $5.0 million in other assets.

Note 14.  Income Taxes

The Company has tax exposures relating to its assessment of tax liabilities in the ordinary course of business. The Company periodically assesses its liabilities and contingencies for all years subject to potential tax audit based on the latest information available. For those matters where it is probable that an adjustment will be asserted, the Company has recorded its best estimate of the entire amount of the tax liability (including related interest charges for such tax liabilities) related to such matters in its consolidated financial statements. Subsequent events that result in an increase or decrease to the Company’s total assessment of its tax exposures for such tax liabilities are reflected in current period earnings.

The Company’s effective income tax rates for the three and six months ended June 30, 2005 were 22.21% and 27.31%, and for the three and six months ended June 30, 2004 were 33.94% and 34.48%, as restated. The effective income tax rates include federal and state components and the utilization of tax credits generated from an existing investment in a limited liability entity that operates an alternative energy plant.

The decrease in the effective tax rates for the three and six months ended June 30, 2005 is primarily due to net reductions of previously established tax liabilities. During the three months ended June 30, 2005, the Company recorded a reduction of $40.2 million of previously accrued income tax expense and a reversal of $31.7 million of interest expense related to previously established tax liabilities, which had the effect of increasing net income by $60.6 million in the second quarter of 2005, or $0.18 per diluted share. These net reversals resulted from the finalization of various tax audits that were more favorably resolved than previously anticipated and from reassessment of tax exposures covering the years 1997 through 2005. Although the final resolution of remaining tax exposures is uncertain, in the opinion of the Company’s management, based on current information, the ultimate disposition of these open tax matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 15.  Derivative Financial Instruments

The Company’s principal objective in entering into derivative financial instruments is to reduce interest rate risk by more closely aligning the repricing characteristics of the Company’s assets and liabilities. The operations of the Company are subject to the risk of interest rate fluctuations to the extent that there is a difference in repricing characteristics as between interest-earning assets and interest-bearing deposits and other liabilities. The goal is to maintain levels of net interest income while reducing interest rate risk and facilitating the satisfaction of the Company’s funding needs. To achieve that goal, the Company uses a combination of interest rate risk management instruments, including interest rate swap agreements, with maturities ranging from 2005 to 2016 as of June 30, 2005.

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

During the three and six months ended June 30, 2005 and 2004, all of the Company’s derivatives contracts were designated as fair value hedges. For fair value hedges, both the effective and ineffective portions of the change in the fair value of the derivative, together with the change in fair value of the hedged item that is attributable to the hedged risk, are reported in earnings. The effective portion of a change in fair value of a fair value hedge is recognized on the same line in the consolidated statements of income as the hedged item. The ineffective portion of a change in fair value of a fair value hedge is recognized in non-interest income—other. If a hedge designation is discontinued, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item. If the underlying item being hedged is removed from hedge designation, the derivative will subsequently be accounted for as an undesignated hedge instrument.

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

Notional Value of Fair Value Hedge Swaps

	June 30, 2005
(dollars in thousands)	Receive Fixed	Pay Fixed	Total
Swaps hedging certificates of deposit	$2,693,500	$—	$2,693,500
Total notional value of swaps	$2,693,500	$—	$2,693,500

	December 31, 2004
(dollars in thousands)	Receive Fixed	Pay Fixed	Total
Swaps hedging certificates of deposit	$2,369,800	$—	$2,369,800
Total notional value of swaps	$2,369,800	$—	$2,369,800

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

Note 16.  Cumulative Other Comprehensive Income

The components of cumulative other comprehensive income, net-of-taxes, for the six months ended June 30, 2005 and 2004 are presented in the following table.

Cumulative Other Comprehensive Income Components

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Cumulative Other Comprehensive Income
Balance at December 31, 2003	$(12,480)	$(12,480)
Other comprehensive income	(14,555)	(14,555)
Tax benefit	5,749	5,749
Balance at June 30, 2004	$(21,286)	$(21,286)

Balance at December 31, 2004	$(6,833)	$(6,833)
Other comprehensive income	2,171	2,171
Tax expense	(815)	(815)
Balance at June 30, 2005	$(5,477)	$(5,477)

Note 17.  Earnings per Common Share

The following table sets forth the computation of both basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004.

Computation of Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(dollars and number of shares in thousands, except per share data)	2005	2004	2005	2004
		As Restated		As Restated
Income for computation of earnings per common share—basic	$225,311	$49,914	$358,332	$143,581
Interest on convertible senior notes, net-of-taxes(1)	7,616	2,892	15,205	4,773
Income for computation of earnings per common share—assuming dilution	$232,927	$52,806	$373,537	$148,354

Weighted average common shares outstanding—basic	291,381	288,355	291,291	288,246

Employee stock options	5,036	4,295	5,159	4,181
Restricted stock issued—unvested	1,259	1,598	1,067	1,477
Convertible senior notes(1)	48,791	38,399	48,793	31,326
Dilutive potential common shares	55,086	44,292	55,019	36,984

Weighted average common shares outstanding—assuming dilution	346,467	332,647	346,310	325,230

Earnings per common share—basic	$0.77	$0.17	$1.23	$0.50
Earnings per common share—assuming dilution(1)	$0.67	$0.16	$1.08	$0.46

(1)          Amounts related to convertible senior notes reflect the effect of adopting EITF 04-8 in the third quarter of 2004. The adoption of EITF 04-8 had the effect of reducing the Company’s diluted earnings per common share by $0.03 and $0.01 for the three months ended June 30, 2005 and 2004, and $0.05 and $0.03 for the six months ended June 30, 2005 and 2004.

The Company’s convertible senior notes consist of its 2.75%, 4.00%, and zero coupon notes, which are contingently convertible notes, and its 3.25% notes. See Note 13 to Consolidated Financial Statements for further discussion. During the third quarter of 2004, the Company elected to adopt the provisions of EITF 04-8, and as a result included the dilutive effect of its contingently convertible notes in its diluted earnings per share calculation from the time of issuance of the notes, in accordance with the if-converted methodology under SFAS No. 128. As required by EITF 04-8, the Company also restated its diluted earnings per share for prior periods.

The amounts presented above for the three and six months ended June 30, 2005 reflect the assumed conversions to common shares of the Company’s 2.75%, 4.00%, 3.25%, and zero coupon convertible senior notes, and for the three and six months ended June 30, 2004 reflect the assumed conversions to common shares of the Company’s 2.75% and 4.00% convertible senior notes, the impact of which was partially offset by the add-back of related debt interest expense to net income in accordance with the if-converted methodology. The Company’s 3.25% and zero coupon convertible senior notes were excluded from the calculation for the three and six months ended June 30, 2004 because the effect of including them would have been antidilutive. The interest expense and dilutive potential common shares included in the diluted earnings per share calculations presented above are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars and number of shares in thousands)	2005	2004	2005	2004
2.75% convertible senior notes
Interest on notes, net-of-taxes	$1,190	$1,153	$2,381	$1,294
Dilutive potential common shares	16,298	16,297	16,298	9,224
4.00% convertible senior notes
Interest on notes, net-of-taxes	$1,795	$1,739	$3,590	$3,479
Dilutive potential common shares	22,095	22,102	22,097	22,102
3.25% convertible senior notes
Interest on notes, net-of-taxes	$1,742	$—	$3,485	$—
Dilutive potential common shares	4,974	—	4,974	—
Zero coupon convertible senior notes
Interest on notes, net-of-taxes	$2,889	$—	$5,749	$—
Dilutive potential common shares	5,424	—	5,424	—

The FASB has issued an Exposure Draft, “Earnings per Share—an Amendment of FASB Statement No. 128,” which would require that contracts containing an option to settle in cash or stock be assumed to settle in stock for purposes of calculating diluted earnings per share. See Note 5 to Consolidated Financial Statements for further discussion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with our historical financial statements included in this quarterly report and with the information in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). Results for prior periods have been restated for various correcting adjustments, to the extent applicable. These adjustments are discussed in Note 4 to our Consolidated Financial Statements, “Restatement of Prior Periods Presented.” Our historical financial statements may not be indicative of our future performance.

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

We seek to fund our assets through a diversified mix of sources and may vary the use of any one source over time. Our ability to fund existing and future customer loans is currently dependent on four primary sources: deposits, securitizations, a portfolio of cash and liquid investment securities, and debt issuances. Securitization is a process in which we segregate a pool of customer loans by transferring them to a trust, which directly or through other special-purpose entities issues investor securities backed by the principal, interest, and fee cash flows generated by the pool of transferred loans. At the time the investor securities are issued, we receive cash proceeds from the portion sold to third parties.

Executive Overview

On June 6, 2005, we announced that we had entered into an agreement to merge with and into Washington Mutual, Inc., in a stock and cash transaction valued at approximately $6.45 billion. The merger is expected to be completed in the fourth quarter of 2005 and is subject to approval of our shareholders and regulatory approvals. See Note 2 to our Consolidated Financial Statements for further discussion.

During the second quarter of 2005, we continued our efforts to maintain a strong financial condition and build a productive and sustainable portfolio of customer accounts supported by an appropriately sized and efficient infrastructure. Building on our progress over the previous three years, we continued to focus on the following key areas of our business.

Maintaining a Strong Balance Sheet and Managing Our Liquidity Position.   Our primary goals in this area have been to maintain strong capital ratios and manage our liquidity portfolio in line with our growth expectations and PNB’s Capital Plan developed pursuant to its written agreement with its primary regulator.  During the second quarter of 2005, consistent with PNB's Capital Plan, our liquidity position increased by $159.3 million, ending at $4.91 billion, while deposit levels decreased by $263.4 million, ending the period at $8.80 billion.

Our capital position increased during the quarter and at the end of the second quarter of 2005 was $3.08 billion. At June 30, 2005, our shareholders’ equity and allowance for credit losses, on a combined basis, were equal to 51.0% of our reported loans. PNB continued to maintain strong levels of capital ratios throughout the period, ending the quarter with a total risk-based capital ratio on a subprime basis of 23.69%.

Building on Our “New Providian” and Partnership Marketing Strategies.   In the second quarter of 2005, we added approximately 550,000 gross new accounts, of which about 74% were originated through our proprietary marketing program. We continued to implement our growth strategy by focusing on our “New Providian” marketing, which emphasizes delivery of products, services, and rewards specifically designed for mainstream American consumers, and entering into additional marketing arrangements with co-branding and affinity partners. During the second quarter of 2005, we launched several marketing partnership programs that we had entered into previously. The success of our “New Providian” and partnership marketing strategies will continue to be a critical factor in our future earnings.

Further Improving Our Credit Performance.   During the second quarter of 2005, we continued to improve the credit mix of our loan portfolio by originating higher-quality loans receivable. We continued to benefit from the results of enhancements in our collections processes and changes in our portfolio management strategies as well as from the sale of higher risk credit card loans completed in the first quarter of 2005. These actions resulted in lower delinquencies and net credit losses in the second quarter of 2005 as compared to the same period in 2004. Our net credit loss rates for the three months ended June 30, 2005 were 5.95% on a reported basis and 8.31% on a managed basis, compared to 9.10% and 12.53% for the same period in 2004. Our 30+ day delinquency rates at June 30, 2005 were 3.23% on a reported basis and 4.84% on a managed basis, compared to 4.61% and 6.16% at December 31, 2004 and 4.74% and 6.44% at June 30, 2004. Our earnings during the second quarter benefited from a $17.5 million reduction in the allowance for credit losses, reflecting the improved risk composition of our reported assets.

Further Improving Our Operational Efficiency.   Reflecting our efforts over the past several years to streamline our organization and reduce our operating costs, non-interest expense for the three months ended June 30, 2005 was $224.2 million, compared to $259.1 million for the same period in 2004. Non-interest expense for the second quarter of 2005 included a reversal of $31.7 million of interest expense associated with previously established tax liabilities, resulting primarily from the finalization of various tax audits that were more favorably resolved than previously anticipated. Non-interest expense, excluding solicitation and advertising, was $159.9 million for the three months ended June 30, 2005, a decrease of $33.8 million from the same period in 2004.

Other Key Areas.   Securitizations have remained a primary source of funding for our business. Securitizations have an impact on our earnings because we record a gain or loss on the initial sale of loans in a securitization transaction and we release the allowance for credit losses associated with the securitized loans. In addition, we retain certain interests in the securitized loans, and we recognize changes in the fair value of these retained interests in current earnings. These impacts can contribute to volatility in our earnings, specifically non-interest income—servicing and securitization, from period to period. For example, during the second and third quarters of 2004, our earnings benefited from increases in the valuation of interest-only strips receivable recognized from increases in forecasted excess servicing, primarily due to lower forecasted credit losses. Additionally, in 2003 and 2004, our earnings benefited significantly from income recognized as a result of decreased discount rates and the resulting increase in the valuation of our retained interests caused by spread compression in the credit markets. In contrast, in 2002 our earnings were negatively impacted by increased discount rates and the resulting decrease in the valuation of these interests due to the deterioration at that time in the underlying credit characteristics of the securitized loan portfolio. These fluctuations affect current period earnings; however, discounts previously recognized on retained interests will accrete through earnings over the duration of a securitization transaction, which may span a number of quarterly and annual reporting periods. We continue to work on ways to reduce the level of these retained interests, in order to reduce the volatility of our earnings from period to period.

Restatement.   In February 2005, we determined that we would restate our consolidated financial statements for the years ended December 31, 2000 to December 31, 2003 and each of the quarters of 2003 and the first three quarters of 2004. This determination was made in connection with the preparation of our financial statements for the year ended December 31, 2004 and the related review and resulting correction of the methodology and assumptions used to value our interest-only strips. The restated results, which are audited for the years ended December 31, 2002, 2003, and 2004 and unaudited in prior and interim periods, were presented in our 2004 Annual Report.  See Note 4 to our Consolidated Financial Statements for further discussion.

Overview of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” in our 2004 Annual Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which in some instances require us to use estimates and assumptions. GAAP also requires management to make judgments in valuing certain assets. Uncertainties are inherent in the use of estimates, assumptions, and judgments. The following is an overview of our application of accounting policies that require us to exercise significant judgment and reach conclusions about future events based on information currently available. Differences in judgment, and differences between our estimates and assumptions and subsequent events, could have a material impact on our reported financial condition and results of operations.

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

We record an interest-only strip receivable at the inception of a securitization and on an ongoing basis thereafter during the revolving period of the transaction. We estimate the fair value of our interest-only strips receivable using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. For interest-only strips receivable, we estimate the interest and fees that will be charged on the securitized loans, the interest payable to the securityholders, credit losses, contractual servicing fees, and repayment trends of the securitized loans to project the amount of excess servicing to be collected over the period the securitized loans are projected to be outstanding. In order to give effect to the gain recognition requirements of SFAS No. 140, this period is determined by an accounting method that assumes the investor securities will not be in their revolving periods after the date of valuation and, therefore, that all available future principal collections will be applied to repay the investor securities. We apply an estimated payment rate to the initial securitized receivables balance in order to derive the dollar amount by which the securitized receivables balance is estimated to be reduced in future periods. This corresponds to the contractual rights the securityholders have to a fixed percentage of principal collections during the period in which principal collections must be applied to repay the investor securities. This methodology, which applies only to interest-only strips valuation, was adopted in connection with the restatement and has been reflected in our financial statements for the year ended December 31, 2004 and in our restated prior period financial statements. See Note 4 to our Consolidated Financial Statements, “Restatement of Prior Periods Presented,” for further discussion. The fair value of our interest-only strips receivable varies primarily with changes in our forecast of excess servicing. Estimated excess servicing is impacted by the terms of the securityholders’ interests, and fluctuates primarily based on the expected performance of the securitized loans, including the amount and timing of credit losses as well as principal repayment rates.

We estimate the fair value of our retained subordinated securityholders’ interests and spread accounts using a discounted cash flow valuation methodology that incorporates the estimated repayment of these interests over time. Generally, we discount retained subordinated securityholders’ interests and spread accounts using a defined methodology that, to the extent possible, is based on observable market interest rates and credit spreads that approximate rates on other investments. We discount retained subordinated securityholders’ interests at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans. For spread accounts, we use a discounted cash flow analysis based on projected repayments of existing spread account balances, which generally are repaid when the investor securities enhanced by the spread account are repaid or there are otherwise excess amounts in the spread account. The discount rates on retained subordinated securityholders’ interests and spread accounts are significantly impacted both by changes in market interest rates as well as changes in the estimated duration of the assets, with shorter durations decreasing the estimated discount rate. For purposes of estimating repayment of these assets, we assume the investor securities will remain outstanding through their projected maturities, including any revolving period. Historically, we have not incurred a loss of invested principal on assets held through their final payment date, and our valuations do not reflect such a loss of principal.

A variety of internal and external factors, including economic conditions, current account management strategies, and market perceptions regarding our performance can affect the expected net interest and fee income, coupon rates, net credit losses, and discount rates we use in our estimates. Changes in loan performance expectations can have a material impact on the projected cash flows and thus on our fair value estimates of our retained interests. Changes in the methodology used to estimate, and assumptions regarding the level of receivables that generate, cash flows can also have a material impact on the projected cash flows. Significant judgment is required in the selection and use of these factors. Results that differ from our projections can result in a material impact on our balance sheet and income statement. As an example of the sensitivity of one assumption, at June 30, 2005, a 10% increase in the discount rates used in valuing the cash flows from our retained subordinated interests would have resulted in a decrease in their fair value of approximately $17.5 million. The sensitivity of key assumptions used in valuing our retained subordinated interests is discussed in Note 10 to our Consolidated Financial Statements, “Securitization or Sale of Receivables.”

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

Allowance for Credit Losses.   We maintain an allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the existing loans receivable on our balance sheet. The amount of the allowance is determined based on an analysis of historical quantitative risk factors. During 2004, we enhanced our estimation process by including segmentation that gives greater weight to customer risk scores and age of accounts, as well as other risk factors, such as Fair Isaac Corporation (FICO®) credit scores. Additionally, we continue to use other historical quantitative risk factors in our analysis, such as delinquency roll rates, principal credit loss rates, bankruptcies, and other customer characteristics. The delinquency roll rate measures the migration of loans receivable through the stages of delinquency. These factors are used to estimate the likelihood that a loan receivable will charge off. When evaluating the adequacy of this quantitative analysis, management also takes into account environmental credit risk factors affecting the portfolio’s credit performance and makes appropriate adjustments to the allowance. These include such factors as the impact of general economic conditions on a customer’s ability to pay, trends in loan portfolio volume, seasoning, geographic concentrations, and the impact of modifications to loan review and underwriting procedures on the credit quality of the loans receivable portfolio. When estimating future credit losses, we may give greater or lesser priority from time to time to these and other factors we may use in the estimation process. We also validate the adequacy of the allowance by comparing coverage ratios to our actual loss experience and to that of other credit card lenders.

Establishing an allowance for credit losses that is adequate but not excessive requires significant judgment. We forecast multiple scenarios and use alternative methods to establish and test the adequacy of the allowance. The coverage ratios under these varying scenarios and methods create a range of reasonable outcomes from which we record our allowance. The use of estimates is inherent in our assessment of the adequacy of the allowance for credit losses, and significant differences in these estimates could affect the adequacy of the allowance for credit losses.

Different assumptions regarding estimated net credit losses could materially affect our financial position and results of operations. For example, a 10% increase in the projected net credit losses estimated at June 30, 2005 would have resulted in an increase of approximately $42.2 million in the allowance for credit losses and the provision for credit losses.

Interest and Fee Income Recognition.   Interest on loans is charged on each customer’s billing cycle date based on the amount of loans outstanding and their contractual annual percentage rates. We recognize only the estimated collectible portion of accrued interest and fees (see discussion regarding our suppression methodology below). Interest income that we recognize that has been billed to the customer is included in loans receivable or in due from securitizations on the balance sheet. Accrued interest income that we recognize that has not yet been billed to the customer is reported in interest receivable or in due from securitizations on the balance sheet. We estimate the unbilled portion of interest on customer accounts for the month from the customer’s billing cycle date to the end of the month. During the first quarter of 2005, we refined our interest accrual estimation process for the unbilled portion of interest on customer accounts by calculating the daily interest at the account level based on account balances segmented by annual percentage rate and billing cycle date. The one-time impact of this change was to reduce, in the first quarter of 2005, reported and managed interest revenue by $4.4 million and $16.6 million and reported and managed net interest margins by 25 basis points and 37 basis points.

Under our suppression methodology, we do not recognize the estimated uncollectible portion of accrued interest and fees on loans as interest income, credit product fee income, or servicing and securitization income on our income statement and do not include them in loans receivable, interest receivable, or due from securitizations on our balance sheet. When loan principal amounts are charged off, related accrued interest and fees included in loans receivable, interest receivable, and due from securitizations, to the extent not previously suppressed, are reversed against income.

We use multiple scenarios to establish a range of reasonable levels of estimated uncollectible interest and fees, from which we determine the suppressed amounts when we record estimated collectible interest and fee income.  During the first quarter of 2005, we enhanced the estimation process used in our suppression methodology by using portfolio segmentation that gives greater weight to customer risk scores and other risk factors, such as Fair Isaac Corporation (FICO®) credit scores. We continue to use other historical quantitative risk factors in our analysis, such as interest and fee reversal rates, delinquency roll rates, payment performance, and loans receivable balance composition data. The change in the estimation process has not have a material impact on our financial results or condition.  When estimating uncollectible interest and fee amounts, we may give greater or lesser weight from time to time to these and other factors that we may use in the estimation process.

Different assumptions regarding estimated uncollectible interest and fees could materially affect our financial position and results of operations. For example, a 10% increase in the projected uncollectible interest and fees estimated at June 30, 2005 would have resulted in decreases of approximately $1.9 million to interest income and $13.8 million to non-interest income.

Earnings Summary

The following discussion provides a summary of our earnings for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004. The significant components of our results of operations are covered in further detail in subsequent sections.

Net income was $225.3 million, or $0.67 per diluted share, for the three months ended June 30, 2005, compared to $49.9 million, or $0.16 per diluted share, for the same period in 2004. Net income for the second quarter of 2005 included a benefit of $60.6 million, or $0.18 per diluted share, resulting primarily from the finalization of various tax audits that were more favorably resolved than previously anticipated. Net income was $358.3 million, or $1.08 per diluted share, for the six months ended June 30, 2005, compared to $143.6 million, or $0.46 per diluted share, for the same period in 2004. Earnings per diluted share amounts include the dilutive effects of our contingently convertible notes resulting from our adoption of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), in the third quarter of 2004. See Note 5 to our Consolidated Financial Statements for further discussion.

Net revenue (net interest income plus non-interest income) for the three months ended June 30, 2005 was $610.3 million, compared to $516.7 million for the same period in 2004, an increase of $93.6 million. Net revenue for the six months ended June 30, 2005 was $1.14 billion, compared to $1.02 billion for the same period in 2004, an increase of $120.3 million. The increases in net revenue for the three and six months ended June 30, 2005 reflect increases in both net interest income and non-interest income.

Net interest income increased by $48.7 million for the second quarter of 2005 compared to the same period in 2004, and increased by $71.4 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to increases in interest income on loans and other interest income and decreases in interest expense on deposits. The increases in interest income on loans were primarily driven by increases in our reported loans receivable, and the increases in other interest income were primarily driven by increases in the average volume and yields of our investment securities portfolio. The decreases in interest expense resulted primarily from lower interest rates paid on our deposits.

Non-interest income increased by $44.9 million for the second quarter of 2005 compared to the same period in 2004, due primarily to an increase in servicing and securitization income of $48.2 million. The increase in servicing and securitization income resulted primarily from an increase in the fair values recognized for our retained subordinated securityholders’ interests and spread accounts due to a reduction in market discount rates, higher discount accretion on retained subordinated securityholders’ interests and spread account balances, and net gains recognized from increases in the invested amounts of our variable funding conduit facilities.

Non-interest income increased by $48.9 million for the six months ended June 30, 2005 compared to the same period in 2004, due to an increase in servicing and securitization income of $47.7 million, primarily resulting from net gains recognized from increases in the invested amounts of our variable funding conduit facilities and an increase in the valuation of our interest-only strips receivable due to higher rates of improvement in excess servicing as compared to the prior year. The increase in non-interest income for the six months ended June 30, 2005 also reflects an increase in non-interest income—other of $32.9 million due primarily to the gain recognized on the sale of non-core, higher risk loans in the first quarter of 2005, which was partially offset by a decrease in credit product fee income of $31.7 million due primarily to our transition to higher-quality credit card account originations.

Our provision for credit losses was $96.4 million for the second quarter of 2005, a decrease of $85.6 million from the second quarter 2004 provision of $182.0 million. For the six months ended June 30, 2005, our provision for credit losses was $157.2 million, a decrease of $113.6 million from the provision of $270.9 million for the six months ended June 30, 2004. These decreases, and the reduction in our loan loss coverage ratio from 8.72% at June 30, 2004 to 6.14% at June 30, 2005, reflect the improving trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations and the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005.

For the three months ended June 30, 2005, non-interest expense was $224.2 million, a $34.9 million decrease compared to non-interest expense of $259.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, non-interest expense was $485.2 million, a $39.9 million decrease compared to non-interest expense of $525.1 million for the six months ended June 30, 2004. These reductions are primarily a result of lower personnel and related infrastructure costs associated with our workforce reductions in 2004 and the reversal in the second quarter of 2005 of interest expense associated with previously established tax reserves. See “—Non-Interest Expense” for further discussion.

Net Interest Income

Net interest income is interest earned from loans receivable and our investment portfolios less interest expense from deposits and borrowings.

Reported net interest income for the three months ended June 30, 2005 was $164.1 million, compared to $115.4 million for the three months ended June 30, 2004, an increase of $48.7 million. For the six months ended June 30, 2005, reported net interest income was $298.4 million, compared to $227.1 million for the six months ended June 30, 2004, an increase of $71.4 million. The increases in reported net interest income for the three and six months ended June 30, 2005 were primarily driven by an increase in our reported loans receivable during these periods and a decrease in our interest expense on deposits. Additionally, other interest income increased for the three and six months ended June 30, 2005 as a result of increases in the average volume and yields of our investment securities portfolio.

Under the suppression methodology, the interest accrued on loans that we estimate to be uncollectible is not recognized as interest income on our income statement and is not included in loans receivable on our balance sheet. In addition, interest income is reduced by the reversal of accrued interest included in loans receivable (to the extent not previously suppressed) when the principal amount of a loan is charged off. For the three months ended June 30, 2005 and 2004, reported interest income was reduced by $16.2 million and $20.2 million due to the suppression of estimated uncollectible interest and interest income reversals. For the six months ended June 30, 2005 and 2004, reported interest income was reduced by $32.2 million and $37.4 million due to the suppression of estimated uncollectible interest and interest income reversals.

For the three months ended June 30, 2005, interest expense was $112.8 million, compared to $123.0 million for the same period in 2004, a decrease of $10.2 million. For the six months ended June 30, 2005, interest expense was $225.2 million, compared to $256.7 million for the same period in 2004, a decrease of $31.5 million. The decreases in interest expense for the three and six months ended June 30, 2005 primarily reflect the lower interest rates paid on our deposits.

Statement of Average Balances, Income and Expense, Yields and Rates

The following table provides an analysis of reported interest income, interest expense, net interest spread, and average balances for the three and six months ended June 30, 2005 and 2004.

Statement of Average Balances, Income and Expense, Yields and Rates

	Three months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
				As Restated	As Restated	As Restated
Assets
Interest-earning assets
Loans receivable	$7,655,117	$231,841	12.11%	$6,610,851	$209,621	12.68%
Interest-earning cash and cash equivalents	149,277	1,111	2.98%	524,252	1,187	0.91%
Federal funds sold	506,615	3,773	2.98%	715,993	1,826	1.02%
Investment securities	3,422,078	23,916	2.80%	3,075,349	13,730	1.79%
Other	564,132	16,285	11.55%	552,970	12,045	8.71%
Total interest-earning assets	12,297,219	$276,926	9.01%	11,479,415	$238,409	8.31%

Allowance for credit losses	(493,037)			(602,809)
Other assets	2,232,896			2,555,881

Total assets	$14,037,078			$13,432,487

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$8,954,021	$96,415	4.31%	$8,854,802	$106,746	4.82%
Borrowings	1,469,601	16,407	4.47%	1,444,375	16,257	4.50%
Total interest-bearing liabilities	10,423,622	$112,822	4.33%	10,299,177	$123,003	4.78%

Other liabilities	699,034			740,350
Total liabilities	11,122,656			11,039,527

Shareholders’ equity	2,914,422			2,392,960

Total liabilities and shareholders’ equity	$14,037,078			$13,432,487

Net Interest Income and Spread		$164,104	4.68%		$115,406	3.53%

Statement of Average Balances, Income and Expense, Yields and Rates

	Six months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
				As Restated	As Restated	As Restated
Assets
Interest-earning assets
Loans receivable	$7,502,025	$435,244	11.60%	$6,542,084	$427,521	13.07%
Interest-earning cash and cash equivalents	158,532	2,042	2.58%	474,523	2,189	0.92%
Federal funds sold	481,500	6,571	2.73%	1,580,435	8,105	1.03%
Investment securities	3,578,157	47,277	2.64%	2,455,871	23,816	1.94%
Other	586,623	32,493	11.08%	575,840	22,169	7.70%
Total interest-earning assets	12,306,837	$523,627	8.51%	11,628,753	$483,800	8.32%

Allowance for credit losses	(472,574)			(624,165)
Other assets	2,183,378			2,504,776

Total assets	$14,017,641			$13,509,364

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Deposits	$9,011,541	$192,304	4.27%	$9,164,226	$221,642	4.84%
Borrowings	1,476,482	32,887	4.45%	1,343,806	35,073	5.22%
Total interest-bearing liabilities	10,488,023	$225,191	4.29%	10,508,032	$256,715	4.89%

Other liabilities	673,876			639,009
Total liabilities	11,161,899			11,147,041

Shareholders’ equity	2,855,742			2,362,323

Total liabilities and shareholders’ equity	$14,017,641			$13,509,364

Net Interest Income and Spread		$298,436	4.22%		$227,085	3.43%

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

Rate-Volume Variance Analysis

	Three months ended June 30,			Six months ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase	Change due to(1)		Increase	Change due to(1)
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest Income
Loans receivable	$22,220	$31,964	$(9,744)	$7,723	$58,812	$(51,089)
Federal funds sold	1,947	(670)	2,617	(1,534)	(8,419)	6,885
Investments and other securities	14,350	628	13,722	33,638	14,280	19,358
Total interest income	38,517	31,922	6,595	39,827	64,673	(24,846)

Interest Expense
Interest-bearing deposits	(10,331)	1,173	(11,504)	(29,338)	(3,636)	(25,702)
Borrowings	150	265	(115)	(2,186)	3,273	(5,459)
Total interest expense	(10,181)	1,438	(11,619)	(31,524)	(363)	(31,161)

Net Interest Income	$48,698	$30,484	$18,214	$71,351	$65,036	$6,315

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

             We establish our allowance for credit losses by analyzing historical risk behavior and credit loss trends and reviewing current loss expectations that incorporate general economic conditions that may impact future losses. We combine quantitative factors (including customer risk scores, historical delinquency roll rates, historical credit loss rates, and other customer characteristics) with environmental credit risk factors to prepare comparative evaluations of the allowance for credit losses. During 2004, we enhanced our estimation process by including segmentation that gives greater weight to customer risk scores and age of accounts, as well as other risk factors, such as FICO® credit scores. This change in process has not had a material impact on our financial results or condition. When estimating future credit losses, we may give greater or lesser weight from time to time to these and other factors that we may use in the estimation process.

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

Allowance for Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$439,008	$568,810	$599,703	$625,886
Provision for credit losses	96,386	182,017	157,231	270,869
Credit losses	(138,710)	(178,622)	(236,852)	(367,440)
Recoveries	24,853	28,274	42,555	71,164
Credit losses on loans held for securitization or sale(1)	—	—	(141,100)	—
Balance at end of period	$421,537	$600,479	$421,537	$600,479

Reported loans receivable at period end	$6,866,451	$6,883,942

Coverage ratios at period end	6.14%	8.72%

(1)          The decrease in allowance for credit losses of $141.1 million in the six months ended June 30, 2005 represents the allowance for credit losses that, together with the outstanding balances of the non-core, higher risk loans, was transferred to loans held for securitization or sale as part of the adjustment to the fair value of approximately $309.3 million.

             The decrease in both the dollar amount of the allowance for credit losses and the coverage ratio (the allowance for credit losses as a percentage of reported loans receivable) as of June 30, 2005 compared to June 30, 2004 reflects the trend in our net credit losses resulting from changes in our loan mix due to higher-quality account originations and the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005. As we continue to evaluate the allowance for credit losses in light of changes in asset quality, regulatory requirements, general economic trends, and the effect of our marketing strategy, we may make adjustments that would result in further changes to the coverage ratio, which would impact our provision for credit losses.

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

             As of June 30, 2005 and 2004, the total principal amount of securitized loans outstanding was $11.42 billion and $10.08 billion. For the three months ended June 30, 2005, servicing and securitization income was $308.1 million, an increase of $48.2 million from $259.8 million for the three months ended June 30, 2004. Servicing and securitization income for the three months ended June 30, 2005 includes a $3.8 million benefit from an increase in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to a reduction in market discount rates. The second quarter 2005 benefit compares to a $35.3 million charge in the same period of 2004 from a decrease in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts. Changes in market discount rates are generally due to factors not within our control, such as changes in the U.S. economy, the current interest rate environment, and credit spread levels. In addition, the increase in servicing and securitization income for the second quarter of 2005 compared to the same period in 2004 reflects higher discount accretion on retained subordinated securityholders’ interests and spread account balances and net gains recognized from increases in the invested amounts of our variable funding conduit facilities. Offsetting these positive trends was a reduction in the rate of improvement to forecasted excess servicing, which impacts the valuation of our interest-only strips receivable.

             For the six months ended June 30, 2005, servicing and securitization income was $533.7 million, an increase of $47.7 million from $485.9 million for the same period in 2004. The increase in servicing and securitization income for the six months ended June 30, 2005 is due to net gains recognized from increases in the invested amounts of our variable funding conduit facilities and due to increases in the valuation of our interest-only strips receivable resulting from higher rates of improvement in excess servicing as compared to the prior year, partially offset by a decrease in the fair value recognized for our retained subordinated securityholders’ interests and spread accounts due to an increase in market discount rates as compared to the six months ended June 30, 2004.

             Under the suppression methodology, we do not recognize income associated with the interest and fees on securitized loans that we estimate to be uncollectible as servicing and securitization income on the income statement or as due from securitizations on the balance sheet. In addition, servicing and securitization income is reduced by the reversal of accrued interest and fees included in due from securitizations (to the extent not previously suppressed) when the principal amount of a securitized loan is charged off. For the three months ended June 30, 2005 and 2004, the amounts of servicing and securitization income not recognized as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals were $89.6 million and $103.8 million. For the six months ended June 30, 2005 and 2004, the amounts of servicing and securitization income not recognized as a result of the suppression of estimated uncollectible interest and fees and interest and fee income reversals were $185.0 million and $212.3 million.

             In January 2005, we ceased serving as interim accounts owner of the portfolio of higher risk assets we sold in 2002, when we transferred ownership of such accounts to a third party accounts owner. Prior to January 2005, we served as interim accounts owner of such higher risk assets and recorded the related compensation received as servicing and securitization income. The termination of the compensation we were receiving as interim accounts owner has not had a material impact on our earnings.

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

             For the three months ended June 30, 2005, credit product fee income was $129.6 million, a decrease from $137.1 million for the same period in 2004. For the six months ended June 30, 2005, credit product fee income was $254.5 million, a decrease from $286.2 million for the same period in 2004. These decreases primarily reflect our transition to higher-quality credit card account originations, which resulted in lower late and overlimit fees and lower cardholder service product and annual membership fee revenue.

             In accordance with GAAP, we capitalize direct loan origination costs associated with successful account acquisition efforts. We amortize capitalized loan origination costs over the customer privilege period for credit card loans, unless the loans are securitized, in which case we recognize the remaining costs as an expense at the time we enter into the securitization. The amortization of capitalized loan origination costs, which is classified as a reduction to credit product fee income, totaled $6.5 million and $5.3 million for the three months ended June 30, 2005 and 2004, and $12.7 million and $10.6 million for the six months ended June 30, 2005 and 2004.

             Under the suppression methodology, we do not recognize fees on loans that we estimate to be uncollectible as credit product fee income on our income statement or as loans receivable on our balance sheet. In addition, credit product fee income is reduced by the reversal of accrued fees included in loans receivable (to the extent not previously suppressed), when the principal amount of a loan is charged off. For the three months ended June 30, 2005 and 2004, the amounts of credit product fee income not recognized as a result of the suppression of estimated uncollectible fees and fee income reversals were $17.0 million and $28.8 million. For the six months ended June 30, 2005 and 2004, the amounts of credit product fee income not recognized as a result of the suppression of estimated uncollectible fees and fee income reversals were $37.2 million and $56.4 million. The decreases in the amount of suppressed credit product fee income for the three and six months ended June 30, 2005 as compared to the same periods in 2004 are in line with the decreases in credit product fee income discussed above.

             Other.   Non-interest income—other was $8.5 million and $4.4 million for the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, non-interest income—other was $48.9 million and $15.9 million. The increase of $32.9 million in non-interest income—other for the six months ended June 30, 2005 over the same period in 2004 was primarily due to the gain recognized on the sale of a portfolio of non-core, higher risk loans in the first quarter of 2005. See Note 9 to our Consolidated Financial Statements for further discussion.

Non-Interest Expense

             Non-interest expense includes salary and employee benefits costs; solicitation and advertising costs; occupancy, furniture, and equipment costs; data processing and communication costs; and other non-interest expense. The following table presents non-interest expense for the three and six months ended June 30, 2005 and 2004. Overall, the decreases in non-interest expense reflect our efforts to increase operational efficiency and reduce our infrastructure to an appropriate level.

Summary of Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Salaries and employee benefits	$67,125	$70,048	$131,148	$151,528
Solicitation and advertising	64,312	65,410	127,749	117,981
Occupancy, furniture, and equipment	16,724	22,026	34,223	48,239
Data processing and communication	29,505	27,050	59,443	54,098
Other	46,564	74,559	132,655	153,253
Total non-interest expense	$224,230	$259,093	$485,218	$525,099
Less: solicitation and advertising	(64,312)	(65,410)	(127,749)	(117,981)
Total non-interest expense, excluding solicitation and advertising	$159,918	$193,683	$357,469	$407,118

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

Solicitation and advertising costs include printing, postage, telemarketing, list processing, and credit bureau costs paid to third parties in connection with account solicitation efforts and also include costs incurred to promote our products. Solicitation and advertising costs are expensed as incurred. Solicitation and advertising expense remained relatively flat for the quarter ended June 30, 2005 compared to the same period in 2004 and increased by $9.8 million for the six months ended June 30, 2005 compared to the same period in 2004, reflecting increases in our marketing and account solicitation activity and increased use of third party marketing service providers.

In connection with workforce reductions and the closure of facilities from time to time, we record charges related to employee severance, premises, equipment, and furniture lease expenses, fixed asset write-downs, and disposition costs. At June 30, 2005, we had remaining accruals of $8.6 million for costs expected to be paid in the future, primarily for premises, equipment, and furniture lease costs associated with property no longer in use. This amount included $0.8 million for accrued but unpaid costs associated with the closure of our facilities in Louisville, Kentucky in the first quarter of 2004 and $1.0 million and $4.7 million for costs associated with the closures of our San Antonio, Texas and Oakland, California facilities in the fourth quarter of 2004. In connection with the closure of our Louisville facilities, we also recognized $3.4 million of severance and fixed asset write-down expense during the first quarter of 2004.

Non-interest expense—other includes operational expenses such as collection costs, outsourcing services costs, fraud losses, and bankcard association assessments. Non-interest expense—other decreased by $28.0 million for the three months ended June 30, 2005, compared to the same period in 2004, and decreased by $20.6 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to a reversal in the second quarter of 2005 of $31.7 million of interest expense associated with previously established tax liabilities. This reversal resulted from the finalization of various tax audits that were more favorably resolved than previously anticipated and from reassessment of tax exposures covering the years 1997 through 2005. See further discussion of tax expense in “—Income Taxes.”

Income Taxes

We have tax exposures relating to our assessment of tax liabilities in the ordinary course of business. We periodically assess our liabilities and contingencies for all years subject to potential tax audit based on the latest information available. For those matters where it is probable that an adjustment will be asserted, we have recorded our best estimate of the entire amount of the tax liability (including related interest charges for such tax liabilities) related to such matters in our consolidated financial statements. Subsequent events that result in an increase or decrease to our total assessment of tax exposures for such tax liabilities are reflected in current period earnings.

We recognized income tax expense of $64.3 million and $25.6 million for the three months ended June 30, 2005 and

2004. For the six months ended June 30, 2005 and 2004, we recognized income tax expense of $134.6 million and $75.6 million. Our effective income tax rates for the three and six months ended June 30, 2005 were 22.21% and 27.31%, and for the three and six months ended June 30, 2004 were 33.94% and 34.48%, as restated. The effective income tax rates include federal and state components and the utilization of tax credits generated from an existing investment in a limited liability entity that operates an alternative energy plant.

             The decrease in the effective tax rates for the three and six months ended June 30, 2005 is primarily due to net reductions of previously established tax liabilities. During the three months ended June 30, 2005, we recorded a reduction of $40.2 million of previously accrued income tax expense and a reversal of $31.7 million of interest expense related to previously established tax liabilities, which had the effect of increasing net income by $60.6 million in the second quarter of 2005, or $0.18 per diluted share. These net reversals resulted from the finalization of various tax audits that were more favorably resolved than previously anticipated and from reassessment of tax exposures covering the years 1997 through 2005. Although the final resolution of remaining tax exposures is uncertain, in the opinion of management, based on current information, the ultimate disposition of these open tax matters is not expected to have a material adverse effect on our financial condition or results of operations.

Without the benefit of the reduction of previously accrued income tax expense, the effective tax rate for the three and six months ended June 30, 2005 would have been 35.7%.

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

In a securitization, we authorize the trust to issue, directly or through other special-purpose entities, investor securities, called securityholders’ interests, backed by the loans receivable transferred to the trust. These securities represent undivided interests in the pool of loans receivable and the right to receive future collections of principal, interest, and fees on the receivables. We sell certain classes of these securities to third party investors, using various forms of credit enhancement so that these classes will receive credit ratings that allow them to be sold in underwritten offerings or private placements. In addition to the securityholders’ interests, the structure of the securitization creates certain other interests in the securitized pool of loans, which we retain, including a seller’s interest, interest-only strips receivable, spread accounts, and an accrued interest receivable. We also retain the securityholders’ interests not sold to investors and include them on our balance sheet.

We typically recognize a net gain from the initial sale of investor interests to third parties, due primarily to the release of the related allowance for credit losses and recognition of a gain from the interest-only strip receivable, which is partially offset by the recognition of a loss from discounts recognized in establishing the fair value of the retained subordinated interests. See “—Overview of Critical Accounting Policies.” During the three and six months ended June 30, 2005, we securitized loans receivable by increasing the invested amount of our variable funding conduit facilities by $1.43 billion and $1.63 billion, which were offset by reductions of $691.7 million and $939.3 million from the repayment of certain term series and reductions in the invested amounts of our variable funding conduit facilities. Excluding the benefit realized from the reduction to the allowance for credit losses, we recognized gains of $18.2 million and $21.3 million related to such increases in the invested amount during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, we securitized $802.5 million and $1.72 billion of loans receivable, which were offset by $920.8 million and $1.97 billion from the repayment of certain term series and a reduction in the invested amount of our variable funding conduit facilities. Excluding the benefit realized from the reduction to the allowance for credit losses recognized at the time of sale, we recognized a gain of $7.6 million and a loss of $6.5 million related to new securitizations during the three and six months ended June 30, 2004.

The total amount of securitized loans as of June 30, 2005 and December 31, 2004 was $11.42 billion and $10.73 billion. The following table presents the fair value (carrying value, net of any discounts) of our retained interests in the securitized loans receivable, which retained interests were reported in due from securitizations at June 30, 2005 and December 31, 2004.

Due from Securitizations

(dollars in thousands)	June 30, 2005	December 31, 2004
Retained subordinated securityholders’ interests	$1,366,626	$1,251,254
Interest-only strips receivable	299,862	299,830
Spread accounts	251,697	246,195
Accrued interest receivable	324,905	352,817
Other(1)	166,641	116,218
Total due from securitizations	$2,409,731	$2,266,314

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

Reconciliation of Selected Reported Earnings

to Selected Managed Earnings

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
		As Restated		As Restated
Adjusted and Risk Adjusted Margins:
Reported
Interest income from loans	$231,841	$209,621	$435,244	$427,521
Allocated interest expense	(70,232)	(70,837)	(137,276)	(144,428)
Credit product fee income	129,565	137,064	254,471	286,208
Net credit losses	(113,857)	(150,348)	(194,297)	(296,276)
Adjusted margin	177,317	125,500	358,142	273,025
Servicing and securitization income	308,076	259,834	533,662	485,925
Other non-interest income	8,530	4,360	48,850	15,904
Risk adjusted margin(1)	493,923	389,694	940,654	774,854

Securitization Adjustments
Interest income from loans	$501,030	$493,677	$997,909	$998,732
Allocated interest expense	(85,480)	(56,229)	(165,611)	(116,058)
Credit product fee income	114,403	124,242	243,019	251,751
Net credit losses	(263,364)	(375,057)	(561,730)	(808,701)
Servicing and securitization income	(255,447)	(191,129)	(493,208)	(339,286)

Managed
Interest income from loans	$732,871	$703,298	$1,433,153	$1,426,253
Allocated interest expense	(155,712)	(127,066)	(302,887)	(260,486)
Credit product fee income	243,968	261,306	497,490	537,959
Net credit losses	(377,221)	(525,405)	(756,027)	(1,104,977)
Adjusted margin	443,906	312,133	871,729	598,749
Servicing and securitization income	52,629	68,705	40,454	146,639
Other non-interest income	8,530	4,360	48,850	15,904
Risk adjusted margin(1)	$505,065	$385,198	$961,033	$761,292

Net Interest Income:
Reported
Interest income from loans	$231,841	$209,621	$435,244	$427,521
Interest income from investments	45,085	28,788	88,383	56,279
Interest expense	(112,822)	(123,003)	(225,191)	(256,715)
Net interest income	164,104	115,406	298,436	227,085

Securitization Adjustments
Interest income from loans	$501,030	$493,677	$997,909	$998,732
Interest income from investments	(13,924)	(10,803)	(28,166)	(19,598)
Interest expense	(82,698)	(40,932)	(157,822)	(82,901)

Managed
Interest income from loans	$732,871	$703,298	$1,433,153	$1,426,253
Interest income from investments	31,161	17,985	60,217	36,681
Interest expense	(195,520)	(163,935)	(383,013)	(339,616)
Net interest income	$568,512	$557,348	$1,110,357	$1,123,318

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

Reconciliation of Selected Reported Financial Data

to Selected Managed Financial Data

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2005	2005	2004	2004
				As Restated
Selected Financial Data:
Reported
Period End:
Delinquent loans	$221,792	$224,632	$346,942	$326,011
Loans receivable	6,866,451	7,127,214	7,522,401	6,883,942
Total assets	14,079,027	14,046,732	14,344,539	13,535,380

Three-Month Average:
Loans receivable	$7,655,117	$7,164,104	$6,935,564	$6,610,851
Earning assets	12,297,219	12,026,887	12,371,406	11,479,415
Total assets	14,037,078	14,104,663	14,340,248	13,432,487

Securitization Adjustments
Period End:
Delinquent loans	$677,246	$708,784	$794,535	$784,147
Loans receivable	11,699,467	10,961,605	11,013,352	10,361,415
Total assets	9,907,015	9,292,832	9,292,832	8,660,783

Three-Month Average:
Loans receivable	$10,506,512	$10,814,902	$10,928,190	$10,167,072
Earning assets	10,506,512	10,814,902	10,928,190	10,167,072
Total assets	8,882,120	9,139,498	9,134,339	8,599,879

Managed
Period End:
Delinquent loans	$899,038	$933,416	$1,141,477	$1,110,158
Loans receivable	18,565,918	18,088,819	18,535,753	17,245,357
Total assets	23,986,042	23,339,564	23,637,371	22,196,163

Three-Month Average:
Loans receivable	$18,161,629	$17,979,006	$17,863,754	$16,777,923
Earning assets	22,803,731	22,841,789	23,299,596	21,646,487
Total assets	22,919,198	23,244,161	23,474,587	22,032,366

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

Loan Performance Statistics

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		As Restated		As Restated
Reported
Net interest margin on average loans(1)	8.44%	8.39%	7.94%	8.65%
Net interest margin on average earning assets	5.34%	4.02%	4.85%	3.91%
Adjusted margin on average loans(2)	9.26%	7.58%	9.54%	8.34%
Risk adjusted margin on average loans(3)(4)	25.80%	23.57%	25.07%	23.68%
Return on average assets	6.42%	1.49%	5.11%	2.13%

Managed
Net interest margin on average loans(5)	12.71%	13.74%	12.44%	13.93%
Net interest margin on average earning assets	9.97%	10.30%	9.67%	10.29%
Adjusted margin on average loans(6)	9.77%	7.44%	9.59%	7.16%
Risk adjusted margin on average loans(4)(7)	11.12%	9.18%	10.57%	9.10%
Return on average assets	3.93%	0.91%	3.11%	1.30%

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

Net Interest Margin.   Our reported net interest margin on average loans increased to 8.44% for the second quarter of 2005, from 8.39% for the same period in 2004. Managed net interest margin on average loans decreased to 12.71% for the second quarter of 2005, from 13.74% for the same period in 2004. The increase in the reported net interest margin for the second quarter of 2005 was primarily driven by the increase in our reported loans receivable during the quarter and the decrease in our interest expense on deposits. The decrease in the managed net interest margin for the second quarter of 2005 was primarily driven by the decrease in the yield on managed loans receivable. The yield on our reported loans receivable decreased to 12.11% for the second quarter of 2005, from 12.68% for the same period in 2004. The yield on our managed loans receivable decreased to 16.14% for the second quarter of 2005, from 16.77% for the same period in 2004. The lower yields in the second quarter of 2005 are primarily a result of our continuing efforts to generate a higher-quality loan portfolio by increasing the percentage of higher credit quality accounts, which generally have lower annual percentage rates, including lower and longer introductory rates.

Reported earning assets include consumer loans, interest-earning cash, federal funds sold and securities purchased under resale agreements, investment securities, spread accounts, and interest-only strips receivable. Managed earning assets include reported earning assets plus the loans receivable removed or reclassified from loans receivable on our balance sheet through our securitizations, less the retained interests from securitizations reported on our balance sheet. Net interest income expressed as a percentage of average earning assets is referred to as net interest margin on average earning assets. The reported net interest margin on average earning assets increased to 5.34% for the second quarter of 2005 from 4.02% for the same period in 2004, primarily due to the increase in our reported loans receivable during the quarter and the decrease in our interest expense on deposits. The managed net interest margin on average earning assets decreased to 9.97% for the second quarter of 2005 from 10.30% for the same period in 2004. This decrease primarily reflects the lower yields earned on our managed earning assets.

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

Reported adjusted margins for the second quarter of 2005 were $177.3 million and 9.26%, compared to $125.5 million and 7.58% for the second quarter of 2004. Reported adjusted margins for the six months ended June 30, 2005 were $358.1 million and 9.54%, compared to $273.0 million and 8.34% for the same period in 2004.

Managed adjusted margins for the second quarter of 2005 were $443.9 million and 9.77%, compared to $312.1 million and 7.44% for the second quarter of 2004. Managed adjusted margins for the six months ended June 30, 2005 were $871.7 million and 9.59%, compared to $598.8 million and 7.16% for the same period in 2004. The increases in the reported and managed adjusted margins for the three and six months ended June 30, 2005 are primarily due to decreases in net credit losses and increases in interest income from loans, partially offset by reduced fee income associated with our transition to higher-quality accounts.

Asset Quality

Our delinquencies and net credit losses reflect, among other factors, the credit quality of our loans receivable, the average age of our loans receivable (generally referred to as “seasoning”), the success of our collection and recovery efforts, including sales of charged-off assets, and general economic conditions. Initially, credit quality is primarily determined by the characteristics of the targeted market segment and the underwriting and line assignment criteria utilized in the credit approval process. As an account ages, account management efforts, seasoning, and demographic and economic conditions will affect overall credit quality.

We measure the credit performance of our portfolio of loans receivable through two key rates, the 30+ day delinquency rate and the net credit loss rate. The 30+ day delinquency rate on reported loans was 3.23% as of June 30, 2005, compared to 4.61% as of December 31, 2004 and 4.74% as of June 30, 2004. The 30+ day delinquency rate on managed loans was 4.84% as of June 30, 2005, compared to 6.16% as of December 31, 2004 and 6.44% as of June 30, 2004. The reported net credit loss rate was 5.95% for the three months ended June 30, 2005, compared to 9.10% for the three months ended June 30, 2004. The managed net credit loss rate was 8.31% for the three months ended June 30, 2005, compared to 12.53% for the three months ended June 30, 2004.

The improved performance over the past year in both our reported and managed 30+ day delinquency rates and our reported and managed net credit loss rates primarily reflects the impact of higher quality account originations and the sale of a portfolio of non-core, higher risk loans during the first quarter of 2005.

Improving the Quality of Our Loan Portfolio.   Our strategy is to originate new loans across the broad middle to prime market segments, focusing on the parts of these segments that we expect to be most profitable and creditworthy, with the goal of generating a higher-quality loan portfolio with more stable earnings and lower, less volatile credit loss rates. We no longer market new accounts to higher risk segments of the market, which means that, consistent with PNB’s Capital Plan, we do not originate accounts for consumers with FICO® credit scores below 600, as derived from information available on credit bureau reports. As a result, we have generated higher credit quality loans through our proprietary marketing program, which emphasizes the portion of the market we refer to as mainstream America, and through our partnership and co-branding marketing programs, which use highly targeted criteria to market our credit card products to creditworthy individuals associated with various groups and organizations.

To strengthen and extend our relationships with our best customers, we selectively provide product upgrades, improve pricing, and increase credit lines when appropriate. In addition, in March 2005 we sold a portfolio of non-core, higher risk credit card loans held by PNB with a carrying value of approximately $400 million at the date of sale, which had the effect of improving the credit quality mix of our remaining assets.

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

Reported 30+ day delinquency rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding securityholders’ interests. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of outstanding securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans in the securitization trust declines, will generally also increase our reported 30+ day delinquency rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the securitized loans currently have higher delinquency rates than our reported loans receivable. As a result, short-term fluctuations in the reported 30+ day delinquency rate are not necessarily a reliable indicator of trends in our asset quality.

Delinquent Loans

	June 30, 2005		December 31, 2004
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported
Loans outstanding	$6,866,451	100.00%	$7,522,401	100.00%
Loans delinquent
30-59 days	$76,647	1.12%	$109,014	1.45%
60-89 days	51,595	0.75%	80,152	1.06%
90 or more days	93,550	1.36%	157,776	2.10%
Total loans delinquent	$221,792	3.23%	$346,942	4.61%

Securitized
Loans outstanding(1)	$11,699,467		$11,013,352
Loans delinquent
30-59 days	$220,466		$244,041
60-89 days	155,441		182,531
90 or more days	301,339		367,963
Total loans delinquent	$677,246		$794,535

Managed
Loans outstanding	$18,565,918	100.00%	$18,535,753	100.00%
Loans delinquent
30-59 days	$297,113	1.60%	$353,055	1.90%
60-89 days	207,036	1.11%	262,683	1.42%
90 or more days	394,889	2.13%	525,739	2.84%
Total loans delinquent	$899,038	4.84%	$1,141,477	6.16%

(1)          Excludes the senior seller’s interest in the loans receivable transferred in securitizations, which is included in reported loans receivable. Includes the seller’s interest subordinated component, or AIR, which is reported in due from securitizations on our balance sheet.

Net Credit Losses.   We recognize credit losses on accounts determined to be uncollectible by charging off the outstanding principal balances, as described in “—Allowance and Provision for Credit Losses.” After a loan is charged off, we continue collection activity to the extent legally permissible. Net credit losses for consumer loans represent the principal amount of charged-off loan balances (including charged-off bankrupt and deceased customer accounts) less current period principal recoveries. Net credit losses include purchases, including certain financed cardholder service product sales and cash advances, and exclude accrued interest and fees and fraud losses. Recoveries include collections on the principal portion of previously charged-off accounts and the proceeds from the sale of charged-off receivables. The amount of charged-off receivables sold will vary from period to period and is influenced by charge-off trends, market conditions, and credit loss performance targets for the period. The proceeds recognized from such sales of charged-off receivables on a reported basis were $18.0 million and $23.9 million for the three and six months ended June 30, 2005, as compared to $13.0 million and $39.8 million for the three and six months ended June 30, 2004. The proceeds recognized from such sales of charged-off receivables on a managed basis were $55.3 million and $74.7 million for the three and six months ended June 30, 2005, as compared to $43.5 million and $111.8 million for the three and six months ended June 30, 2004. Fraud losses (losses due to the unauthorized use of credit cards, including credit cards obtained through fraudulent applications) are charged to non-interest expense no later than the last day of the calendar month in which 90 days have elapsed after the fraud notification.

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

Reported net credit loss rates are influenced by fluctuations in the composition of receivables transferred to our securitization trust and by the amount of the senior seller’s interest in the securitization trust from time to time. These amounts may increase or decrease as a result of account additions, increases or decreases in the balance of the pool of loans receivable transferred to the securitization trust, and increases or decreases in the level of securityholders’ interests due to new issuances and amortization or accumulation of outstanding securityholders’ interests. (See “—Securitizations of Loans Receivable.”) For example, during a month in which we designate additional accounts to the securitization trust or reduce the amount of outstanding securityholders’ interests, the amount of our senior seller’s interest will increase. This increase, which may continue until new securityholders’ interests are issued or the amount of loans in the securitization trust declines, will generally also increase our reported net credit loss rate because we will have a larger undivided interest in the pool of loans receivable transferred to the securitization trust than before the increase and because the securitized loans currently have higher net credit loss rates than our reported loans receivable. As a result, short-term fluctuations in the reported net credit loss rate are not necessarily a reliable indicator of trends in our asset quality.

Net Credit Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Reported
Average loans outstanding	$7,655,117	$6,610,851	$7,502,025	$6,542,084
Net credit losses	$113,857	$150,348	$194,297	$296,276
Net credit losses as a percentage of average loans outstanding	5.95%	9.10%	5.18%	9.06%

Securitized
Average loans outstanding(1)	$10,506,512	$10,167,072	$10,659,856	$10,199,244
Net credit losses	$263,364	$375,057	$561,730	$808,701

Managed
Average loans outstanding	$18,161,629	$16,777,923	$18,161,881	$16,741,328
Net credit losses	$377,221	$525,405	$756,027	$1,104,977
Net credit losses as a percentage of average loans outstanding	8.31%	12.53%	8.33%	13.20%

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

Our assets and liabilities consist primarily of investments in interest-earning assets (loans receivable and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Our loans receivable accrue interest at rates that are either fixed or float at a spread above the prime rate. At June 30, 2005, 50.5% of our reported loans receivable and 64.7% of our managed loans receivable had interest rates that were floating. In calculating such percentages, we do not include balances subject to a promotional offer that bear fixed rates during the term of the promotional offer. While our non-promotionally priced fixed rate credit card receivables have no stated maturity or repricing period, we generally have the right to adjust the rate charged after providing notice to the customer. Repricing of our fixed and floating rate credit card receivables may be limited by competitive and other pressures beyond our control and by credit risk considerations. Interest rates on our liabilities are generally indexed to the London Interbank Offered Rate (“LIBOR”) or bear a fixed rate. This asset/liability structure exposes us to two types of interest rate risk: (a) repricing risk, which results from a mismatch between assets and liabilities that mature or reprice in specific periods; and (b) basis risk, which arises from changing spread relationships between indexes such as the prime rate and LIBOR.

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

The following table illustrates the estimated effects on managed net interest income of positive and negative parallel shifts in interest rates as calculated at June 30, 2005, using our interest rate risk model and taking into consideration our current hedging activity as of June 30, 2005. Our analysis compares estimated managed net interest income over 12 months in a stable interest rate environment to scenarios in which interest rates rise and fall by 200 basis points. Our interest rate risk model incorporates certain assumptions regarding our ability to reprice our fixed and floating rate credit card loans without otherwise impacting customer behavior. The actual repricing sensitivity of these loans depends on how our customers and competitors respond to changes in market interest rates. As of June 30, 2005, we modeled the repricing behavior of our fixed rate credit card loans based on an amortization schedule which results in approximately 50% of the original balance being repriced by the 15th month. The repricing of certain assets and liabilities may be limited by competitive and other pressures beyond our control and by credit risk considerations. As a result, certain assets and liabilities assumed to mature or otherwise reprice within a certain period may in fact mature or reprice at different times and at different volumes. The table below should be viewed as our estimate, subject to these uncertainties, of the general effect of the indicated interest rate movements on our managed net interest income.

Estimated Effects of Interest Rate Changes

Change in Interest Rates	Percentage Change in Managed Net Interest Income
+ 200 basis points	2.9%
- 200 basis points	(3.8)%

The information shown above is presented on a consolidated managed asset/liability basis, which includes the interest rate sensitivity of net interest income from securitized loans and the impact of derivative instruments. We do not in the normal course of business derive comparable interest rate sensitivity of net interest income on a reported basis. In the opinion of management, such comparable projections on a reported basis would not provide a significant benefit in understanding our expected future performance. In addition, the projections above do not include the impact of interest rate changes on non-interest income. Non-interest income—servicing and securitization can be subject to significant impacts to the extent that interest rate changes affect the market discount rate assumptions used in valuing our retained interests in securitizations. Sensitivities of the current fair value of our retained securitization interests to changes in key securitization assumptions, including the market discount rate, are presented in Note 10 of our Consolidated Financial Statements.

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

Notional Amounts of Interest Rate Swap Agreements

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Beginning balance	$2,757,300	$288,200	$2,369,800	$288,200
Additions	113,700	720,900	501,200	720,900
Maturities	(177,500)	(10,000)	(177,500)	(10,000)
Ending balance	$2,693,500	$999,100	$2,693,500	$999,100

Notional amounts of interest rate swaps outstanding on June 30, 2005 increased from June 30, 2004, primarily as the need for hedging increased due to the continued trend toward more loans priced at floating rates, while deposit funding remained at fixed rates. As market conditions or our asset/liability mix change, we may increase or decrease the notional amounts of interest rate swaps and caps outstanding in order to manage our interest rate risk within prudent levels. As required by SFAS No. 133, we record the fair value of an interest rate derivative as an asset or liability (as appropriate) and offset that amount with a change in the value of the item being hedged.

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

(1)          Positive outlook.

(2)          Stable outlook.

During the second quarter of 2005, consistent with PNB’s Capital Plan, our liquidity position (federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents) increased by $159.3 million from $4.75 billion at March 31, 2005 to $4.91 billion at June 30, 2005. Our liquidity position at June 30, 2005 was approximately 35% of our reported assets and 21% of our managed assets.

Under the capital assurances and liquidity maintenance agreement we entered into with PNB, we agreed to provide capital and liquidity support to PNB. Our agreement with PNB to provide capital and liquidity support exempts certain of our near-term cash obligations, including current interest obligations on our 3.25% convertible senior notes due August 15, 2005 and current payments on the 9.525% junior subordinated deferrable interest debentures due February 1, 2027. In addition, certain accrued deferred compensation, miscellaneous working capital needs not to exceed $25 million, and severance payments are generally exempt from the parent company’s obligations under the agreement. See “Regulatory Matters” in our 2004 Annual Report for a description of the capital assurances and liquidity maintenance agreement.

Our investment in subsidiaries as a percentage of our total equity, which is referred to as our “double leverage,” at June 30, 2005 was 113%. A double leverage ratio in excess of 100% indicates the degree to which an investment in subsidiaries has been funded with long-term borrowings and other liabilities of the parent company. The principal source of funds for us to make payments on our parent company debt securities and to meet our other obligations is our cash and liquid investments and dividends from PNB. In December 2004, PNB sought and received approval from its primary regulator to make an in-kind dividend to us of certain retained interests, which had a carrying value of $230.6 million, in PNB’s securitizations. If PNB seeks to make future dividends it must first obtain regulatory consent. There can be no assurance that such consent, if sought, will be obtained. In addition, if we are required to provide additional capital and liquidity support to PNB, our ability to service our parent company debt obligations would be further limited.

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

For the remainder of the year (July 1, 2005 through December 31, 2005), we have funding requirements for maturing deposits of $1.30 billion, maturing third party securityholder interests in securitizations of $2.98 billion, and maturing debt of $343.3 million. Of the $2.98 billion of maturing securitizations, $1.40 billion represents the third party securityholders’ interests in a variable funding conduit facility that is scheduled to begin amortizing in November 2005, unless the revolving period of the conduit facility is extended. We expect to extend the revolving period of such variable funding conduit facility for a period of approximately 12 months in November 2005. We anticipate that we will meet our funding requirements for the remainder of the year, along with any incremental asset growth in 2005, by extending the revolving period of such variable funding conduit facility, issuing new securitization securityholders’ interests, utilizing our liquidity position, and accepting new deposits. We may also generate additional funding by issuing common stock, including issuances under a dividend reinvestment and direct stock purchase plan, or by issuing new debt securities. Although we have been successful in meeting our funding needs, future events or changes affecting us or the markets in which we obtain our funding could adversely affect our ability to continue to fund our business.

Deposits.   Deposits decreased to $8.80 billion as of June 30, 2005 from $9.47 billion as of December 31, 2004. At June 30, 2005, PNB’s deposits were covered by cash, liquid investments, and a risk-adjusted portion of on-balance sheet loans, as contemplated by its Capital Plan developed pursuant to its written agreement with its primary regulator. We expect PNB to continue to maintain assets of sufficient quality on its balance sheet to fully cover its deposits. However, there can be no assurance that it will be successful in doing so.

The following table summarizes the remaining contractual maturities of our deposits, substantially all of which are retail deposits.

Maturities of Deposits

	June 30, 2005			December 31, 2004
(dollars in thousands)	Direct Deposits	Brokered Deposits	Total Deposits	Direct Deposits	Brokered Deposits	Total Deposits
Three months or less	$196,852	$472,294	$669,146	$426,487	$535,562	$962,049
Over three months through one year(1)	737,493	1,633,510	2,371,003	691,961	1,379,516	2,071,477
Over one year through five years(2)	1,500,434	3,412,396	4,912,830	1,566,844	3,942,294	5,509,138
Over five years	430	565,444	565,874	7,568	526,000	533,568
Deposits without contractual maturity	285,951	—	285,951	394,772	—	394,772
Total deposits	$2,721,160	$6,083,644	$8,804,804	$3,087,632	$6,383,372	$9,471,004

(1)          At June 30, 2005, maturities of total deposits over three months through one year by quarter were as follows: fourth quarter 2005: $632.5 million; first quarter 2006: $680.9 million; second quarter 2006: $1.06 billion.

(2)          At June 30, 2005, maturities of total deposits over one year through two years were $2.29 billion.

A bank that is below the well-capitalized levels as reported on its Call Reports is subject to ceilings on rates paid for deposits and restrictions on accepting brokered deposits. A bank that is adequately capitalized is restricted from accepting brokered deposits without a waiver from the Federal Deposit Insurance Corporation and may not pay a rate on its deposits that is more than 75 basis points higher than the prevailing rate in its market. As of June 30, 2005, capital ratios for PNB were above the well-capitalized levels on a Call Report basis. PNB has exceeded the well-capitalized level since March 31, 2002. Accordingly, these restrictions on deposit taking activities do not currently apply to PNB.

Securitizations.   Securitization of our loans receivable provides an important source of funding that is cost effective and beneficial in achieving the required levels of capital established by our regulators. We seek a range of maturity terms in our securitizations.

Among our outstanding securitizations we have two variable funding conduit facilities, one with a two-year revolving period, and one with a one-year revolving period. The two-year revolving variable funding conduit facility, which has a commitment amount of $500.0 million, was issued in August 2004. The one-year revolving variable funding conduit facility, which was issued in November 2004 and replaced a previous variable funding conduit facility, has a commitment amount of $1.00 billion. Securitization funding from third party securityholders under our variable funding conduit facilities totaled $1.90 billion and $630.0 million as of June 30, 2005 and December 31, 2004. We expect to extend the revolving period of our one-year revolving variable funding conduit facility for another 12 months in November 2005. If the revolving period of such conduit facility is not extended in November 2005, it will begin to amortize and we would expect the amortization of investor interests held by third parties to take approximately three months, based on current assumptions and estimates. Similarly, we expect to extend the revolving period for our two-year revolving variable funding conduit facility in August 2006. If the revolving period of such conduit facility is not extended, it will begin to amortize in August 2006 and we would expect the amortization of investor interests held by third parties to take approximately two months, based on current assumptions and estimates.

Our term securitizations have expected final payment dates ranging from two to seven years from the time of original issuance. No new term securitizations were issued in the first half of 2005. Our term securitizations are expected to amortize over the periods indicated below, based on current projections and the amounts outstanding as of June 30, 2005.

Amortization of Term Securitizations

(dollars in thousands)	Amount Amortizing
2005	$1,581,357
2006	3,424,202
2007	2,495,580
2008	505,876

The amount funded in our securitization spread accounts may change from time to time, depending on securitizations outstanding and spread account funding triggers. The level of spread account funding required by these triggers is generally determined by the performance of the securitized loans, although certain of our outstanding transactions have a spread account trigger based on PNB’s credit rating. At June 30, 2005, the funds on deposit in spread accounts totaled $261.5 million, all of which was required to be funded based on levels resulting from downgrades in PNB’s credit rating in 2001 and 2002. The spread account funding requirements based on such PNB credit rating downgrades have been fully met. Currently, there are no additional spread account funding requirements relating to our credit ratings. If the performance of the loans transferred to our securitization trust were to deteriorate, spread account funding requirements could be triggered based on the performance of the securitized loans, resulting in an overall increase in spread account funding.

Long-Term Borrowings.   The following table summarizes our long-term borrowings at June 30, 2005, a portion of which consists of convertible notes issued under our shelf registration statement filed with the Securities and Exchange Commission.

Summary of Long-Term Borrowings

	June 30, 2005
(dollars in thousands)	Effective/ Issue Date	Unused Registered Amount(1)	Principal Outstanding(2)(3)	Maturity
Providian Financial shelf registration	6/98	$632,445	$1,377,277	Various
Junior subordinated deferrable interest debentures	2/97	—	109,281	2/27

(1)          Represents remaining unused registered amount on the shelf registration. Funding availability and/or funding costs and ability to issue securities using the shelf registration are subject to market conditions, contractual provisions and other factors.

(2)          Amounts presented do not include related discount and/or issuance costs.

(3)          Outstanding securities issued under the shelf registration consist of four issuances of convertible senior notes with earliest possible required principal payment dates beginning in August 2005, February 2006, May 2008, and March 2011. In addition, we may be required to redeem these notes prior to their maturity following a change of control or a fundamental change, as defined in the related indenture supplements. See Note 13 to our Consolidated Financial Statements for further discussion.

Our 4.00% convertible senior notes totaling $287.4 million due May 15, 2008 are convertible at the option of the holders at the conversion rate of 76.8758 shares of our common stock for each $1,000 of note principal (an initial conversion price of $13.01 per share of common stock) if specified conditions are met. During the second quarter of 2005, the specified market price condition for conversion of our 4.00% convertible senior notes was satisfied, as our common stock price exceeded the conversion trigger price of $14.31 per share for at least 20 of the last 30 trading days of the quarter. As a result, the 4.00% convertible senior notes are convertible during the third quarter of 2005. See Note 13 to our Consolidated Financial Statements for further discussion.

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

Investments.   We maintain short-term liquidity through federal funds sold and securities purchased under resale agreements, available-for-sale investment securities, and cash and cash equivalents. We also maintain a portfolio of high-quality investment securities, such as U.S. government and agency obligations, mortgage-backed securities, and commercial paper. Investment securities decreased by $732.7 million during the second quarter of 2005 to $3.41 billion as of June 30, 2005, with a corresponding increase in federal funds sold and securities purchased under resale agreements of $900.6 million, from $397.4 million as of March 31, 2005 to $1.30 billion as of June 30, 2005, as we elected to maintain a larger investment in federal funds sold and securities purchased under resale agreements.

Off-Balance Sheet Arrangements

Financial Commitments. Significant commitments at June 30, 2005 consisted of commitments to extend credit card loans, which represent the total unused portions of the lines of credit available to customers. These amounts do not necessarily represent future cash requirements, as we do not expect to experience circumstances under which all of our customers will borrow the entire line of credit available to them at the same time. Further discussion of these commitments is included in Note 12 to our Consolidated Financial Statements.

Our securitizations represent off-balance sheet arrangements. We use qualifying special-purpose entities as defined by SFAS No. 140 for our securitizations and account for the transactions as sales. See “—Securitizations of Loans Receivable” and Note 10 to our Consolidated Financial Statements for further discussion.

We enter into derivative financial instruments to reduce the risk of interest rate fluctuations that may result from differences in repricing characteristics between interest-earning assets and interest-bearing liabilities. We use interest rate risk management instruments, including interest rate swap and cap agreements, for this purpose. As of June 30, 2005, we had interest rate swap agreements with maturities ranging from 2005 to 2016, and we had no interest rate cap agreements. See “—Interest Rate Sensitivity” and Note 15 to our Consolidated Financial Statements for further discussion.

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

Guarantees.   In January 2003, we entered into a pledge agreement with an insurer with respect to certain obligations owing to the insurer in connection with two series of the Providian Gateway Master Trust. One of the series has since been repaid. The amount of the pledged collateral at June 30, 2005 was $13.6 million, which is held in a deposit account as security for the payment to the insurer of amounts owing to it in connection with the remaining series.

In connection with the interest rate swap agreements discussed above in “—Financial Commitments,” we pledged collateral to interest rate swap counterparties totaling $34.4 million at June 30, 2005.

In August 2002, through a wholly owned limited liability entity, we sold our investment in an alternative energy plant. In connection with the sale, we guaranteed certain obligations of the limited liability entity under a purchase and sale agreement. The guarantee covers the limited liability entity’s obligation to indemnify the purchaser against losses arising out of a breach of the purchase and sale agreement and failure to repurchase the assets if tax credits are not available to the purchaser. Our guarantee is capped at the amount of payments made to the limited liability entity at the time of sale, plus the amounts of additional payments made, and contingent future payments that may be made, to the limited liability entity and its affiliates arising from fuel production from the plant. At June 30, 2005, the maximum guaranteed amount was $31.0 million, based on actual payments made.

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

See Note 12 to our Consolidated Financial Statements for further discussion of our guarantee obligations.

Variable Interest Entities.   In December 2003, the FASB issued a revision of FIN 46, which superseded the original guidance issued in January 2003. Under FIN 46, a company is required to consolidate a variable interest entity (“VIE”) if its interest in the VIE is such that it will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if any.  See Note 11 to our Consolidated Financial Statements for further discussion.

Capital Adequacy

We continue to manage our capital levels with the dual objectives of having sufficient capital to support the achievement of our business plan and meeting regulatory capital requirements. During the three months ended June 30, 2005, we continued to focus our capital planning on meeting or exceeding regulatory minimum levels of capital and supporting anticipated growth. We determine our regulatory minimum levels of capital from two primary sources: capital adequacy regulations that apply generally to banks, and the PNB Capital Plan developed pursuant to its written agreement with its primary regulator, which lays out capital goals for PNB.

PNB’s capital ratios on a Call Report basis as of June 30, 2005 are set forth in the following table:

PNB Capital Ratios on Call Report Basis

Capital Ratio	Calculation	PNB Ratios
Total risk-based	(Tier 1 + Tier 2/Total risk-based assets)	26.72%
Tier 1	Tier 1/Total risk-based assets	24.37%
Leverage	Tier 1/Adjusted average assets	26.64%

PNB’s capital ratios reflect the application of banking regulations that, among other things, require the amount of credit-enhancing interest-only strips receivable that exceed 25% of Tier 1 Capital (concentration limit) to be deducted from Tier 1 Capital; and requiring “dollar-for-dollar” risk-based capital (as defined in the regulations) for certain residual interests not deducted from Tier 1 Capital. As of June 30, 2005, PNB’s interest-only strips receivable represented 8.64% of Tier 1 Capital, which is below the 25% concentration limit in the regulation. However, PNB does hold “dollar-for-dollar” risk-based capital against approximately $1.43 billion in residual interests from its securitizations, which include the accrued interest receivable related to securitized loans.

Further, applying PNB’s methodology for implementing the Expanded Guidance for Subprime Lending Programs (“Subprime Guidance”), as of June 30, 2005, this methodology resulted in a weighted average risk weighting of 132% against PNB’s reported standard and middle market segment loans receivable, which totaled approximately $3.73 billion on such date. These risk weightings are subject to change depending on conditions in our loan portfolio and/or changes in regulatory guidance. Managed loans outstanding in the standard and middle market segment portfolios totaled approximately $15.26 billion as of June 30, 2005.

The following table summarizes PNB’s capital ratios and goals under its Capital Plan.

PNB Capital Ratios

Under PNB Capital Plan

		Actual
	Capital Plan Goals	June 30, 2005	March 31, 2005	December 31, 2004
Total risk-based capital ratio, as reported on PNB Call Report	10%	26.72%	25.25%	22.72%

Total risk-based capital ratio, after application of Subprime Guidance	10%	23.69%	22.22%	19.47%

PNB’s capital ratios improved during the second quarter of 2005 primarily as a result of the increase in net income for the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005.

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

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. We also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of our company and our subsidiaries; and other statements that are not historical fact. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, competitive pressures; factors that affect liquidity, delinquency rates, credit loss rates, and charge-off rates; general economic conditions; consumer loan portfolio growth; changes in the cost and/or availability of funding due to changes in the deposit, credit, or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit-taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; year-end adjustments; changes in accounting rules, policies, or assumptions or in the interpretation or application of such rules, policies, or assumptions; changes to or the restatement of prior period financial statements or results as the result of accounting errors or other circumstances; the success of product development efforts; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; the ability to recruit or replace key personnel; and the impact of existing, modified, or new strategic initiatives. These and other risks and uncertainties are described in our 2004 Annual Report under the heading “Risk Factors” and are also described in other parts of our 2004 Annual Report, including “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties include matters related to the proposed merger of our company with Washington Mutual, Inc. (including, among others, risks related to shareholder and regulatory approvals, integration issues, and the realization of expected growth opportunities and cost savings from the merger). Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements.

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

In February 2001, we were named as a defendant in a putative consumer class action suit entitled Ross v. Visa U.S.A. Inc., et al., which was filed in the United States District Court for the Eastern District of Pennsylvania against Visa, MasterCard and a number of credit card issuing banks. The suit alleges that uniform foreign currency surcharges allegedly imposed by the defendants are the result of a conspiracy in restraint of trade and violate the federal antitrust laws. The suit also alleges that the defendant banks violated the Truth-in-Lending Act by failing to separately identify these surcharges to their customers on their monthly statements. Similar lawsuits were subsequently filed in California and New York. In August 2001, the Federal Judicial Panel on Multidistrict Litigation transferred all of these cases to the Southern District of New York. In January 2002, plaintiffs filed an amended consolidated complaint, which the defendants moved to dismiss. In July 2003, the court granted the motion to dismiss the plaintiffs’ claim for actual damages under the Truth-in-Lending Act, and denied the motion to dismiss the plaintiffs’ antitrust claims. The plaintiffs’ motion for class certification was granted in October 2004. Various motions challenging this order and others are pending before the court. This case remains in the discovery phase.

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

In November 2004, we, along with seven other banks, Visa, and MasterCard, were named as defendants in an antitrust lawsuit alleging anti-competitive practices, American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al., filed in the U.S. District Court for the Southern District of New York. The litigation arises from the Department of Justice’s successful antitrust suit against Visa and MasterCard challenging the associations’ rules prohibiting member banks from issuing American Express or Discover cards. All defendants filed motions to dismiss the complaint. In April 2005 the court denied some portions of these motions but reserved rulings on other portions.

We have been advised that an individual has made a claim against us and one of our vendors, alleging that we and/or the vendor received discounted bulk mail postage rates from the U.S. Postal Service on certain mailings between 1997 and 2001 that were not eligible for the discounted rates.  The allegations involve claims that such mailings were not eligible for bulk mail postage rates because requirements relating to the updating of mailing lists were not satisfied.  If we were not entitled to receive the discounted rates, we could be subject to treble damages, penalties, and other relief.  In July 2005, we reached a settlement with the Civil Division of the Department of Justice, which had been investigating these allegations with the U.S. Postal Service, and the law firm representing the private plaintiff.  The settlement requires court approval.

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

In May 2005, we and PNB were named as defendants in Wanek v. Providian Financial Corporation and Providian National Bank. The lawsuit, a putative class action filed in the U.S. District Court for the Northern District of Illinois on behalf of Illinois residents, alleges that defendants improperly accessed plaintiffs’ consumer reports without their consent or a

“permissible purpose,” in violation of the Fair Credit Reporting Act (“FCRA”).  Plaintiffs also assert that our pre-screen solicitations did not constitute “firm offers of credit” under FCRA due, in part, to inadequate disclosures.  The matter is in the discovery phase.

Also in June 2005, a putative class action, Photos Etc. Corporation v. Providian Financial Corporation et al., was filed in the U.S. District Court for the District of Connecticut on behalf of retailers in several states, naming us, Visa, MasterCard, and over two dozen member banks, including PNB.  The lawsuit alleges antitrust violations, including price-fixing, collusion and conspiracy in the setting of interchange fees and the “tying” of products and services. PNB has not yet answered the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company currently has no share repurchase program in place. The following table sets forth information for the second quarter of 2005 regarding the Company’s acquisition of its Common Stock in connection with shares withheld to cover tax withholding requirements related to the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
April 1-30	N/A	N/A	N/A	N/A
May 1-31	N/A	N/A	N/A	N/A
June 1-30	170,801	17.685	N/A	N/A

Item 6.  Exhibits

Exhibits Required by Item 601 of Regulation S-K.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

(For the six months ended June 30, 2005, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case excluding interest on deposits, was 15.42; and the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, in each case including interest on deposits, was 3.18.)

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

Providian Financial Corporation
(Registrant)

Date: August 9, 2005	/s/ Anthony F. Vuoto
Anthony F. Vuoto Vice Chairman and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 9, 2005	/s/ Daniel Sanford
Daniel Sanford Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.